Form 10-Q
period 1997-03-31
BRIGHAM EXPLORATION CO
filed 1997-06-16
CIK 1034755

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 000-22433

                          BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                           1311                       75-2692967
  (State or other jurisdiction      (Primary Standard Industrial       (I.R.S. Employer
of incorporation or organization)    Classification Code Number)    Identification Number)

                          5949 Sherry Lane, Suite 1616
                              Dallas, Texas 75225
                                 (214) 360-9182

(Name, address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.
Yes     .  No  X  .
   -----     -----

  As of May 31, 1997, 12,253,574 shares of Common Stock, $.01 per share, were outstanding.


================================================================================

                          BRIGHAM EXPLORATION COMPANY

                                     INDEX


                                                                       PAGE
PART I.  FINANCIAL INFORMATION:                                       NUMBER
                                                                      ------
Item 1.  Unaudited Condensed Consolidated Financial Statements

         a)   Balance Sheets - December 31, 1996 and
                 March 31, 1997                                          1

         b)   Statements of Operations - Three months ended
                 March 31, 1996 and 1997                                 2

         c)   Statements of Cash Flows - Three months ended
                 March 31, 1996 and 1997                                 3

         d)   Statement of Changes in Stockholders' Equity -             4
                 March 31, 1997

         e)   Notes to Consolidated Financial Statements               5 - 6

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                          7 - 9

PART II. OTHER INFORMATION:

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                             10 - 11

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          BRIGHAM EXPLORATION COMPANY
                        UNAUDITED CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,  March 31,
                                                                       1996         1997
                                    ASSETS                         (Predecessor)  (Company)
                                                                   -------------  ---------
Current assets:
   Cash and cash equivalents                                          $ 1,447     $  1,164
   Accounts receivable                                                  2,696        2,587
   Prepaid expenses                                                       152          362
                                                                      -------     --------
        Total current assets                                            4,295        4,113
                                                                      -------     --------
Natural gas and oil properties, at cost, net                           28,005       33,897
Other property and equipment, at cost, net                                532          586
Drilling advances paid                                                    419          740
Exploration advances paid                                                --            117
Other noncurrent assets                                                   363          310
Deferred initial public offering costs                                   --            186
                                                                      -------     --------
                                                                      $33,614     $ 39,949
                                                                      =======     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $ 2,937     $  5,712
   Accrued drilling costs                                                 915          631
   Participant advances received                                        1,137        1,645
   Other current liabilities                                              628        1,128
                                                                      -------     --------
        Total current liabilities                                       5,617        9,116
                                                                      -------     --------
Notes payable                                                           8,000       10,850
Subordinated notes payable - related party                             16,000         --
Other noncurrent liabilities                                              753          122
Deferred income tax liability                                            --          4,964

Commitments and contingencies

Stockholders' equity:
   Predecessor capital                                                  3,244         --
   Preferred stock, $.01 par value, 10 million shares
     authorized, none issued and outstanding                             --           --
   Common stock, $.01 par value, 30 million shares
     authorized, 8,928,574 issued and outstanding                        --             89
   Additional paid-in capital                                            --         16,726
   Unearned stock compensation                                           --         (1,870)
   Accumulated deficit                                                   --            (48)
                                                                      -------     --------
        Total stockholders' equity                                      3,244       14,897
                                                                      -------     --------
                                                                      $33,614     $ 39,949
                                                                      =======     ========



               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                           Three           Three
                                                                       Months Ended     Months Ended
                                                                         March 31,        March 31,
                                                                           1996             1997
                                                                      -------------      ---------
                                                                      (Predecessor)      (Company)
Revenues:
   Natural gas and oil sales                                             $ 1,405         $ 2,136
   Workstation revenue                                                       166             164
                                                                         -------         -------
                                                                           1,571           2,300
                                                                         -------         -------
Costs and expenses:
   Lease operating                                                           184             206
   Production taxes                                                           75             127
   General and administrative                                                491             702
   Amortization of stock compensation                                       --                29
   Depletion of natural gas and oil properties                               510             687
   Depreciation and amortization                                             124             108
                                                                         -------         -------
                                                                           1,384           1,859
                                                                         -------         -------
      Operating income                                                       187             441
                                                                         -------         -------
Other income (expense):
   Interest income                                                            21              18
   Interest expense                                                          (15)           (216)
   Interest expense - related party                                         (200)           (174)
                                                                         -------         -------

Net income (loss) before income taxes                                         (7)             69

Income tax benefit (expense):
   Income tax provision                                                     --                36
   Deferred income tax charge                                               --            (5,000)
                                                                         -------         -------
   Net loss                                                              $    (7)        $(4,895)
                                                                         =======         =======

Unaudited pro forma information:
   Pro forma net income (loss)                                           $    15         $(4,897)
                                                                         =======         =======
   Pro forma, as adjusted, net income                                    $    15         $   103
                                                                         =======         =======
   Pro forma net income (loss) per common share                          $  0.00         $ (0.53)
                                                                         =======         =======
   Pro forma net, as adjusted, net  income per common share              $  0.00         $  0.01
                                                                         =======         =======
   Pro forma weighted average number of common shares outstanding          9,170           9,170
                                                                         =======         =======

               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Three         Three
                                                                   Months Ended   Months Ended
                                                                     March 31,      March 31,
                                                                       1996           1997
                                                                   -------------   ---------
                                                                   (Predecessor)   (Company)
Cash flows from operating activities:
   Net loss                                                        $    (7)        $(4,895)
   Adjustments to reconcile net loss to cash
    provided by operating activities:
      Depletion of natural gas and oil properties                      510             687
      Depreciation and amortization                                    124             108
      Amortization of stock compensation                              --                29
      Changes in working capital and other items                       498           8,295
                                                                   -------         -------
           Net cash provided by operating activities                 1,125           4,224
                                                                   -------         -------
Cash flows from investing activities:
   Additions to natural gas and oil properties                      (4,241)         (6,830)
   Proceeds from the sale of natural gas and oil properties          2,149            --
   Additions to other property and equipment                           (11)            (33)
   Increase in drilling advances paid                                 (267)           (321)
   Increase in exploration advances paid                              --              (117)
                                                                   -------         -------
           Net cash used by investing activities                    (2,370)         (7,301)
                                                                   -------         -------
Cash flows from financing activities:
   Increase in notes payable                                          --             2,850
   Principal payments on capital lease obligations                     (66)            (56)
                                                                   -------         -------
           Net cash provided (used) by financing activities            (66)          2,794
                                                                   -------         -------
Net decrease in cash and cash equivalents                           (1,311)           (283)

Cash and cash equivalents, beginning of period                       1,802           1,447
                                                                   -------         -------
Cash and cash equivalents, end of period                           $   491         $ 1,164
                                                                   =======         =======



               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                        UNAUDITED CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)




                                      Common stock         Additional       Unearned
                                 ---------------------      Paid-in          Stock       Accumulated    Predecessor
                                 Shares        Amounts      Capital       Compensation     Deficit        Capital           Total
                                 ------        -------      -------       ------------     -------        -------           -----
Balance, December 31, 1996           --          $--        $   --           $  --           $--          $ 3,244         $  3,244
Consummation of the
   Exchange                     8,928,574         89          19,674            --            --           (3,244)          16,519
Issuance of stock options            --           --           1,899          (1,899)         --             --               --
Net loss for period ended
   February 27, 1997                 --           --          (4,847)           --            --             --             (4,847)
Net loss for period from
   February 27, 1997
   to March 31, 1997                 --           --            --              --            (48)           --                (48)
Amortization of unearned
   stock compensation                --           --            --                29          --             --                 29
                                ---------        ---        --------         -------         ----         -------         --------
Balance, March 31, 1997         8,928,574        $89        $ 16,726         $(1,870)        $(48)        $  --           $ 14,897
                                =========        ===        ========         =======         ====         =======         ========



               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                        NOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION AND NATURE OF OPERATIONS

       Brigham Exploration Company (the "Company") is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the "Partnership"). Brigham, Inc. is a Texas corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of natural gas and oil properties in the Permian and Hardeman Basins of West Texas, the Anadarko Basin and the onshore Gulf Coast.

       Pursuant to an exchange agreement dated February 26, 1997 (the "Exchange Agreement") and upon the initial filing on February 27, 1997 of a registration statement with the Securities and Exchange Commission for the public offering of common stock (the "Offering"), the shareholders of Brigham, Inc. transferred all of the outstanding stock of Brigham, Inc. to the Company in exchange for 3,859,821 shares of common stock of the Company. Pursuant to the Exchange Agreement, the Partnership's other general partner and the limited partners also transferred all of their partnership interests to the Company in exchange for 3,314,286 shares of common stock of the Company. Furthermore, the holders of the Partnership's subordinated convertible notes transferred these notes to the Company in exchange for 1,754,464 shares of common stock. These transactions are referred to as the "Exchange." In completing the Exchange, the Company issued 8,928,571 shares of common stock to the stockholders of Brigham, Inc., the partners of the Partnership and the holder of the Partnership's subordinated notes payable. As a result of the Exchange, the Company now owns all the partnership interests in the Partnership.

       In May 1997, the Company sold 3,325,000 shares of its common stock in the Offering at a price of $8.00 per share. With a portion of the proceeds from the Offering, the Company repaid the outstanding borrowings, $13.3 million, under the Partnership's revolving credit facility.

2.     BASIS OF PRESENTATION

       The unaudited condensed consolidated balance sheets at December 31, 1996 and March 31, 1997 reflect the accounts of the Partnership at December 31, 1996 and the consolidated accounts of the Company at March 31, 1997, respectively. The unaudited condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1996 and 1997 include the results of operations and of cash flows of the Partnership for the three months ended March 31, 1996 and the period from January 1, 1997 to February 27, 1997 and for the Company the period from February 25, 1997, the date of its inception, to March 31, 1997. As the Exchange was the conversion of a partnership into a corporation, the Exchange has been accounted for by the Company as a reorganization.

       The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Predecessors' historical consolidated financial statements and notes thereto as of and for the period ended December 31, 1996 as included in the Company's Registration Statement on Form S-1 (333-22491) filed with the Securities and Exchange Commission.

                          BRIGHAM EXPLORATION COMPANY

                        NOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


3.     UNAUDITED PRO FORMA INFORMATION

       The Partnership's legal form has no relation to the capital structure of the Company after the Exchange. As a result, historical loss per unit amounts are not relevant and have not been presented. Pro forma net income (loss) per common share and pro forma, as adjusted, net income per common share are presented giving effect to the number of shares outstanding subsequent to the Exchange (8,928,574 shares) and giving effect to employee stock options granted on March 4, 1997, as if these shares and options had been issued at the beginning of each period presented. The effect of the stock option grants on pro forma net income
       (loss) per common share and pro forma, as adjusted, net income per common share was calculated using the treasury stock method.

       Pro forma net income (loss) reflects pro forma exchange adjustments primarily representing the amortization of compensation expense related to employee stock options granted upon formation of the Company, the reduction of interest expense related to the transfer of the subordinated notes payable to the Company as part of the Exchange, and related income tax effects. In addition to the effect of these pro forma adjustments, pro forma, as adjusted, net income has been adjusted to exclude the $5.0 million deferred tax charge recorded by the Company on February 27, 1997 (see Note 4), as this was a nonrecurring charge related to the Exchange.

4.     INCOME TAXES

       Prior to consummation of the Exchange, the Partnership was not subject to federal income taxes. Income and losses were passed through to its partners on the basis of the allocation provisions established by the partnership agreement. Upon consummation of the Exchange, the Partnership became subject to federal income taxes through its ownership by the Company. Also in conjunction with the Exchange, the Company recorded a deferred income tax liability of $5.0 million to recognize the temporary differences between the financial statement and tax bases of the assets and liabilities of the Partnership at the Exchange date, February 27, 1997, given the provisions of enacted tax laws.

5.     FUTURE REPORTING REQUIREMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented.

       For the three months ended March 31, 1996 and 1997, the Company reported pro forma net income (loss) per common share of $0.00 per share and $(0.53) per share, respectively. Under SFAS 128, basic pro forma net income (loss) per common share for the respective periods would have been $0.00 and $(0.55), respectively, and diluted pro forma net income
       (loss) per common share would have been $0.00 and $(0.53), respectively.

                          BRIGHAM EXPLORATION COMPANY

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of three month periods ended March 31, 1996 and March 31, 1997

         Natural gas and oil sales. Natural gas and oil sales increased 52% from $1.4 million in the first quarter of 1996 to $2.1 million in the first quarter of 1997. Of this increase, approximately $348,000 or 48% was attributable to an increase in production, and approximately $383,000 or 52% was attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 75% from approximately 139,000 Mcf in the first quarter of 1996 to approximately 243,000 Mcf in the first quarter of 1997. The average price received for natural gas increased 54% from $2.01 per Mcf in the first quarter of 1996 to $3.10 per Mcf in the first quarter of 1997. Production volumes for oil increased 6% from approximately 60,000 Bbls in the first quarter of 1996 to approximately 63,000 Bbls in the first quarter of 1997. The average price received for oil increased 18% from $18.55 per Bbl in the first quarter of 1996 to $21.82 per Bbl in the first quarter of 1997. Natural gas and oil sales were increased by production from wells completed since the first quarter of 1996 partially offset by the natural decline of existing production. Natural gas and oil sales in the first quarter of 1996 include one month of production related to certain properties sold at the end of January 1996.

         Lease operating expenses. Lease operating expense increased 12% from $184,000 ($.37 per Mcfe) in the first quarter of 1996 to $206,000 ($.33 per Mcfe) in the first quarter of 1997. This increase is primarily due to an increase in the number of producing wells. The decrease in the per unit rate is due to the sale of higher cost oil wells in January 1996 and an increase in the percentage of production from natural gas wells.

         General and administrative expenses. General and administrative expenses increased 43% from $491,000 ($.98 per Mcfe) in the first quarter of 1996 to $702,000 ($1.13 per Mcfe) in the first quarter of 1997. The increase is a result of payroll costs related to additional employees and charges related to the relocation of the principal executive offices to Austin, Texas.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 35% from $510,000 ($1.02 per Mcfe) in the first quarter of 1996 to $687,000 ($1.10 per Mcfe) in the first quarter of 1997 as a result of higher production volumes.

         Interest expense. Interest expense increased 81% from $215,000 in the first quarter of 1996 to $390,000 in the first quarter of 1997. This increase was due to a higher average outstanding balance in the first quarter of 1997 and a higher effective interest rate. The weighted average outstanding debt balance increased 63% from $16.0 million in the first quarter of 1996 to $26.1 million in the first quarter of 1997. The effective interest rate increased 16% from 5.0% in the first quarter of 1996 to 5.8% in the first quarter of 1997. The increase in the average outstanding balance was a result of the $10.1 million average outstanding balance under the Company's revolving credit facility entered into in April 1996. The revolving credit facility had an effective interest rate of 8.5% at March 31, 1997.

         Income taxes. Prior to consummation of the Exchange, the Partnership was not subject to federal income taxes. Income and losses were passed through to its partners on the basis of the allocation provisions established by the partnership agreement. Upon consummation of the Exchange, the Partnership became subject to federal income taxes through its ownership by the Company. Also in conjunction with the Exchange, the Company recorded a deferred income tax liability of $5 million to recognize the temporary differences between the financial statement and tax bases of the assets and liabilities of the Partnership at the Exchange date, February 27, 1997, given the provisions of enacted laws.

Liquidity and Capital Resources

         The Company's primary sources of capital have been borrowings (revolving credit facility and private placement debt), working capital and the sale of interests in projects. During May 1997, as described in Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, the Company completed an initial public offering of Common Stock of the Company that generated proceeds of approximately $24 million, net of offering costs, that was used to repay all outstanding debt ($13.25 million) under the revolving credit facility and to fund capital expenditures.


         In the first quarter of 1997, the Company generated $4.2 million in cash flow from operations as compared to $1.1 million in the first quarter of 1996 primarily as a result of an increase in natural gas and oil revenues, net of production taxes, lease operating expenses and general and administrative expenses. Cash flow used in investing activities was $7.3 million in the first quarter of 1997 primarily as a result of capital expenditures. Cash flow provided by financing activities was $2.8 million in the first quarter of 1997 as a result of borrowings under the revolving credit facility.

         The Company expects to continue its exploration and production activities during the remainder of 1997 and expects to finance those activities with proceeds from the initial public offering, borrowings under the revolving credit facility and cash flow from operations.

Forward Looking Information

         The Company may make forward looking statements, oral or written, including statements in this report, press releases and other filings with the SEC, relating to the Company's drilling plans, its potential drilling locations, capital expenditures, use of offering proceeds, the ability of expected sources of liquidity to support working capital and capital expenditure requirements and the Company's financial position, business strategy and other plans and objectives for future operations.

Such statements involve risks and uncertainties, including those relating to the Company's dependence on exploratory drilling activities, the volatility of natural gas and oil prices, the risks associated with growth (including the risk of reduced availability of seismic gathering and drilling services in the face of growing demand), the substantial capital requirements of the Company's exploration and development projects, operating hazards and uninsured risks and other factors detailed in the Company's registration statement and other filings with the SEC. All subsequent oral and written forward looking statements attributable to the Company are expressly qualified in their entirety by these factors. The Company assumes no obligation to update these statements.

PART II.    OTHER INFORMATION

ITEM 5.     Other Information

            In order to participate in wells drilled by the Company between April 1, 1997 and March 31, 1998, Gasco Limited Partnership ("Gasco") has agreed to fund 18% of the Company's drilling costs and 9% of its completion cost for each well. In return, the Company will assign Gasco an undivided 9% of the Company's interest in the leasehold allocated to each completed well. As a result, in the absence of other participants, the Company would pay 82% of costs attributable to its working interest to casing point, and 91% of its completion costs, for 91% of its original working interest.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            10.1 Expense Allocation and Participation Agreement II, dated April 1, 1997, between Brigham Oil & Gas, L.P. and Gasco Limited Partnership.

            11.1     Computation of Earnings per Share

            27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Dallas, State of Texas, on the 13th day of June, 1997.

                                            BRIGHAM EXPLORATION COMPANY

                                            By: /s/ BEN M. BRIGHAM
                                               --------------------------------
                                               Ben M. Brigham
                                               President, Chief Executive
                                               Officer and Chairman of
                                               the Board

                                            By: /s/ CRAIG M. FLEMING
                                               --------------------------------
                                               Craig M. Fleming
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          -----------

 10.1 Expense Allocation and Participation Agreement II, dated April 1, 1997, between Brigham Oil & Gas, L.P. and Gasco Limited Partnership.

 11.1            Computation of Earnings per Share

 27              Financial Data Schedule