Form 10-Q
period 1997-06-30
BRIGHAM EXPLORATION CO
filed 1997-08-12
CIK 1034755

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________


                        Commission File Number 000-22433

                          BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)



          Delaware                            1311                       75-2692967
(State of other jurisdiction        (Primary Standard Industrial     (I.R.S. Employer
 of incorporation or organization)   Classification Code Number)   Identification Number)

                            6300 Bridgepoint Parkway
                               Bldg. 2, Suite 500
                              Austin, Texas  78730
                                 (512) 427-3300

 (Name, address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

As of July 31, 1997, 12,253,574 shares of Common Stock, $.01 per share, were outstanding.


================================================================================

                          BRIGHAM EXPLORATION COMPANY

                                     INDEX


                                                                          PAGE
PART I.       FINANCIAL INFORMATION:                                     NUMBER
                                                                         ------
Item 1.       Unaudited Condensed Consolidated Financial Statements

       a)     Balance Sheets - December 31, 1996 and
                     June 30, 1997                                          1

       b)     Statements of Operations - Three and six months ended
                     June 30, 1996 and 1997                                 2

       c)     Statements of Cash Flows - Six months ended
                     June 30, 1996 and 1997                                 3

       d)     Statement of Changes in Stockholders' Equity -
                     June 30, 1997                                          4

       e)     Notes to Consolidated Financial Statements                  5 - 6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          7 - 9


PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K                          10 - 11

PART I.         FINANCIAL INFORMATION:

Item 1.        Financial Statements

                          BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                             December 31,    June 30,
                                                                1996          1997
                                                             -----------   -----------
                                                            (Predecessor)   (Company)
                                     ASSETS
Current assets:
     Cash and cash equivalents                               $     1,447   $     4,989
     Accounts receivable                                           2,696         4,058
     Prepaid expenses                                                152           278
                                                             -----------   -----------
         Total current assets                                      4,295         9,325
                                                             -----------   -----------

Natural gas and oil properties, at cost, net                      28,005        40,199
Other property and equipment, at cost, net                           532           689
Drilling advances paid                                               419           545
Other noncurrent assets                                              363           288
                                                             ===========   ===========
                                                             $    33,614   $    51,046
                                                             ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $     2,937   $     2,139
     Accrued drilling costs                                          915         2,577
     Participant advances received                                 1,137         1,764
     Other current liabilities                                       628           745
                                                             -----------   -----------
         Total current liabilities                                 5,617         7,225
                                                             -----------   -----------

Notes payable                                                      8,000          --
Subordinated notes payable - related party                        16,000          --
Other noncurrent liabilities                                         753            89
Deferred income tax liability                                       --           4,813

Stockholders' equity:
     Predecessor capital                                           3,244          --
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                    --            --
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding              --             124
     Additional paid-in capital                                     --          40,560
     Unearned stock compensation                                    --          (1,686)
     Accumulated deficit                                            --             (79)
                                                             -----------   -----------
         Total stockholders' equity                                3,244        38,919
                                                             -----------   -----------
                                                             $    33,614   $    51,046
                                                             ===========   ===========

               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Three Months            Six Months
                                                      Ended June 30,          Ended June 30,
                                                   --------------------    --------------------
                                                     1996        1997        1996        1997
                                                   --------    --------    --------    --------
                                                 (Predecessor) (Company) (Predecessor) (Company)
Revenues:
     Natural gas and oil sales                     $  1,330    $  1,718    $  2,735    $  3,854
     Workstation revenue                                126         160         292         324
                                                   --------    --------    --------    --------
                                                      1,456       1,878       3,027       4,178
                                                   --------    --------    --------    --------

Costs and expenses:
     Lease operating                                    172         264         356         470
     Production taxes                                    80          92         155         219
     General and administrative                         562         753       1,053       1,455
     Amortization of stock compensation                --            86        --           115
     Depletion of natural gas and oil properties        787         708       1,297       1,395
     Depreciation and amortization                      121          64         245         172
                                                   --------    --------    --------    --------
                                                      1,722       1,967       3,106       3,826
                                                   --------    --------    --------    --------
         Operating income (loss)                       (266)        (89)        (79)        352
                                                   --------    --------    --------    --------

Other income (expense):
     Interest income                                      4          63          25          81
     Interest expense                                   (86)       (156)       (101)       (372)
     Interest expense - related party                  (200)       --          (400)       (174)
                                                   --------    --------    --------    --------
                                                       (282)        (93)       (476)       (465)
                                                   --------    --------    --------    --------

Net loss before income taxes                           (548)       (182)       (555)       (113)

Income tax benefit (expense):
     Income tax provision                              --           151        --           187
     Deferred income tax charge                        --          --          --        (5,000)
                                                   --------    --------    --------    --------
     Net loss                                      $   (548)   $    (31)   $   (555)   $ (4,926)
                                                   ========    ========    ========    ========

     Net loss per common share                                 $  (0.00)
                                                               ========
     Weighted average number of common
         shares outstanding                                      11,082
                                                               ========

Unaudited pro forma information:
     Pro forma net loss                            $   (341)               $   (326)   $ (4,927)
                                                   ========                ========    ========
     Pro forma, as adjusted, net income (loss)     $   (341)               $   (326)   $     73
                                                   ========                ========    ========
     Pro forma net loss
         per common share                          $  (0.04)               $  (0.04)   $  (0.49)
                                                   ========                ========    ========
     Pro forma, as adjusted, net income (loss)
         per common share                          $  (0.04)               $  (0.04)   $   0.01
                                                   ========                ========    ========
     Pro forma weighted average number of
         common shares outstanding                    9,170                   9,170      10,131
                                                   ========                ========    ========

               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Six           Six
                                                                  Months Ended   Months Ended
                                                                    June 30,      June 30,
                                                                      1996          1997
                                                                   ----------    ----------
                                                                  (Predecessor)   (Company)
Cash flows from operating activities:
     Net loss                                                      $     (555)   $   (4,926)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                    1,297         1,395
         Depreciation and amortization                                    245           172
         Amortization of stock compensation                              --             115
         Changes in working capital and other items                     2,621         3,049
                                                                   ----------    ----------
                Net cash provided (used) by operating activities        3,608          (195)
                                                                   ----------    ----------

Cash flows from investing activities:
     Additions to natural gas and oil properties                       (8,467)      (11,796)
     Proceeds from the sale of natural gas and oil properties           2,149          --
     Additions to other property and equipment                            (26)         (183)
     Increase in drilling advances paid                                 --            (126)
                                                                   ----------    ----------
                Net cash used by investing activities                  (6,344)      (12,105)
                                                                   ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              --          23,929
     Increase in notes payable                                          4,400         5,250
     Repayment of notes payable                                          --         (13,250)
     Principal payments on capital lease obligations                     (129)          (87)
                                                                   ----------    ----------
                Net cash provided by financing activities               4,271        15,842
                                                                   ----------    ----------

Net increase in cash and cash equivalents                               1,535         3,542

Cash and cash equivalents, beginning of period                          1,802         1,447
                                                                   ==========    ==========
Cash and cash equivalents, end of period                           $    3,337    $    4,989
                                                                   ==========    ==========







               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                         BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)



                               Common Stock           Additional      Unearned
                        ---------------------------    Paid-in         Stock         Accumulated     Predecessor
                          Shares         Amounts       Capital       Compensation      Deficit         Capital           Total
                       ------------   ------------   ------------    ------------    ------------    ------------    ------------
Balance,                       --     $       --     $       --      $       --      $       --      $      3,244    $      3,244
   December 31, 1996

Consummation of
   the Exchange           8,928,574             89         19,581            --              --            (3,244)         16,426
Issuance of stock
   options                     --             --            1,932          (1,932)           --              --              --
Issuance of common
   stock                  3,325,000             35         23,894            --              --              --            23,929
Net loss for
   period ended
   February 27, 1997           --             --           (4,847)           --              --              --            (4,847)
Net loss for
   period from
   February 27, 1997
   to June 30, 1997            --             --             --              --               (79)           --               (79)
Amortization of
   unearned stock
   compensation                --             --             --               246            --              --               246

                       ------------   ------------   ------------    ------------    ------------    ------------    ------------
Balance,
   June 30, 1997         12,253,574   $        124   $     40,560    $     (1,686)   $        (79)   $       --      $     38,919
                       ============   ============   ============    ============    ============    ============    ============





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

2.     BASIS OF PRESENTATION

       The unaudited condensed consolidated balance sheets at December 31, 1996 and June 30, 1997 reflect the accounts of the Partnership at December 31, 1996 and the consolidated accounts of the Company at June 30, 1997, respectively. The unaudited condensed consolidated statements of operations and of cash flows for the six months ended June 30, 1996 and 1997 include the results of operations and cash flows of the Partnership for the six months ended June 30, 1996 and the period from January 1, 1997 to February 27, 1997 and for the Company the period from February 25, 1997, the date of its inception, to June 30, 1997. As the Exchange was the conversion of a partnership into a corporation, the Exchange has been accounted for by the Company as a reorganization.

       The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Predecessors' historical consolidated financial statements and notes thereto as of and for the period ended December 31, 1996 as included in the Company's Registration Statement on Form S-1 (333-22491) filed with the Securities and Exchange Commission.

                          BRIGHAM EXPLORATION COMPANY

                        NOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


3.     UNAUDITED PRO FORMA INFORMATION

       The Partnership's legal form has no relation to the capital structure of the Company after the Exchange. As a result, historical loss per unit amounts are not relevant and have not been presented. Pro forma net loss per common share and pro forma, as adjusted, net loss per common share are presented giving effect to the number of shares outstanding subsequent to the Exchange (8,928,574 shares) and giving effect to employee stock options granted on March 4, 1997, as if these shares and options had been issued at the beginning of each period presented. The effect of the stock option grants on pro forma net loss per common share and pro forma, as adjusted, net loss per common share was calculated using the treasury stock method.

       Pro forma net loss reflects pro forma exchange adjustments primarily representing the amortization of compensation expense related to employee stock options granted upon formation of the Company, the reduction of interest expense related to the transfer of the subordinated notes payable to the Company as part of the Exchange, and related income tax effects. In addition to the effect of these pro forma adjustments, pro forma, as adjusted, net loss has been adjusted to exclude the $5.0 million deferred tax charge recorded by the Company on February 27, 1997 (see Note 4), as this was a nonrecurring charge related to the Exchange.

4.     INCOME TAXES

       Prior to the consummation of the Exchange, the Partnership was not subject to federal income taxes. Income and losses were passed through to its partners on the basis of the allocation provisions established by the partnership agreement. Upon consummation of the Exchange, the Partnership became subject to federal income taxes through its ownership by the Company. Also, in conjunction with the Exchange, the Company recorded a deferred income tax liability of $5.0 million to recognize the temporary differences between the financial statement and tax bases of the assets and liabilities of the Partnership at the Exchange date, February 27, 1997, given the provisions of enacted tax laws.

5.     FUTURE REPORTING REQUIREMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented.

       For the six months ended June 30, 1996 and 1997, the Company reported pro forma net loss per common share of $0.04 per share and $0.49 per share, respectively. Under SFAS 128, basic pro forma net loss per common share for the respective periods would have been $0.04 and $0.50, respectively, and diluted pro forma net loss per common share would have been $0.04 and $0.49, respectively.

                          BRIGHAM EXPLORATION COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of three month periods ended June 30, 1996 and June 30, 1997

         Natural gas and oil sales. Natural gas and oil sales increased 29% from $1.3 million in the second quarter of 1996 to $1.7 million in the second quarter of 1997. Of this increase, $372,000 or 96% was attributable to an increase in production, and $16,000 or 4% was attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 45% from 148,000 Mcf in the second quarter of 1996 to 215,000 Mcf in the second quarter of 1997. The average price received for natural gas decreased 2% from $2.10 per Mcf in the second quarter of 1996 to $2.07 per Mcf in the second quarter of 1997. Production volumes for oil increased 20% from 53,000 Bbls in the second quarter of 1996 to 64,000 Bbls in the second quarter of 1997. The average price received for oil increased 4% from $19.13 per Bbl in the second quarter of 1996 to $19.93 per Bbl in the second quarter of 1997. Natural gas and oil sales were increased by production from wells completed since the second quarter of 1996 partially offset by the natural decline of existing production.

         Lease operating expenses. Lease operating expense increased 54% from $172,000 ($.37 per Mcfe) in the second quarter of 1996 to $264,000 ($.44 per Mcfe) in the second quarter of 1997. This increase is primarily due to an increase in the number of producing wells and certain extraordinary well operations costs.

         General and administrative expenses. General and administrative expenses increased 34% from $562,000 ($1.20 per Mcfe) in the second quarter of 1996 to $753,000 ($1.26 per Mcfe) in the second quarter of 1997. The increase is a result of payroll costs related to additional employees and charges related to the relocation of the principal executive offices to Austin, Texas. Certain of the additional employees have been hired to extend the Company's control of its drilling and post drilling operations.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties decreased 10% from $787,000 ($1.68 per Mcfe) in the second quarter of 1996 to $708,000 ($1.18 per Mcfe) in the second quarter of 1997 as a result of higher production volumes.

         Interest expense. Interest expense decreased 46% from $286,000 in the second quarter of 1996 to $156,000 in the second quarter of 1997. This decrease was due to a lower average outstanding balance in the second quarter of 1997 offset partially by a higher effective interest rate. The weighted average outstanding debt balance decreased 68% from $19.5 million in the second quarter of 1996 to $6.1 million in the second quarter of 1997. The effective interest rate increased 58% from 5.4% in the second quarter of 1996 to 8.5% in the second quarter of 1997. The decrease in the average outstanding balance was a result of the exchange of the RIMCO 5% subordinated notes in February 1997 and the repayment of the entire outstanding revolving credit facility with the proceeds from the IPO in May 1997. The revolving credit facility had an effective interest rate of 8.5% at June 30, 1997.

Comparison of six month periods ended June 30, 1996 and June 30, 1997

         Natural gas and oil sales. Natural gas and oil sales increased 41% from $2.7 million in the first six months of 1996 to $3.9 million in the first six months of 1997. Of this increase, $720,000 or 64% was attributable to an increase in production, and $399,000 or 36% was attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 59% from 288,000 Mcf in the first six months of 1996 to 457,000 Mcf in the first six months of 1997. The average price received for natural gas increased 25% from $2.10 per Mcf in the first six months of 1996 to $2.62 per Mcf in the first six months of 1997. Production volumes for oil increased 12% from 113,000 Bbls in the first six months of 1996 to 127,000 Bbls in the first six months of 1997. The average price received for oil increased 11% from $18.82 per Bbl in the first six months of 1996 to $20.87 per Bbl in the first six months of 1997. Natural gas and oil sales were increased by production from wells completed since the first six months of 1996 partially offset by the natural decline of existing production. Natural gas and oil sales in the first six months of 1996 include one month of production related to certain properties sold at the end of January 1996.

         Lease operating expenses. Lease operating expense increased 32% from $356,000 ($.37 per Mcfe) in the first six months of 1996 to $470,000 ($.38 per Mcfe) in the first six months of 1997. This increase is primarily due to an increase in the number of producing wells.

         General and administrative expenses. General and administrative expenses increased 38% from $1.1 million ($1.09 per Mcfe) in the first six months of 1996 to $1.4 million ($1.19 per Mcfe) in the first six months of 1997. The increase is a result of payroll costs related to additional employees and charges related to the relocation of the principal executive offices to Austin, Texas.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 8% from $1.3 million ($1.34 per Mcfe) in the first six months of 1996 to $1.4 ($1.14 per Mcfe) in the first six months of 1997 as a result of higher production volumes.

         Interest expense. Interest expense increased 9% from $501,000 in the first six months of 1996 to $546,000 in the first six months of 1997. This increase was primarily due to a higher effective interest rate. The weighted average outstanding debt balance decreased 12% from $17.7 million in the first six months of 1996 to $15.6 million in the first six months of 1997. The effective interest rate increased 25% from 5.2% in the first six months of 1996 to 6.5% in the first six months of 1997. The increase in the effective interest rate is a result of the exchange of the RIMCO 5% subordinated notes in February 1997 and the increase in the balance outstanding under the revolving credit facility in 1997.

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

         In the first six months of 1997, the Company used $195,000 in cash flow from operations primarily as a result of the net reduction in working capital offset partially by an increase in natural gas and oil revenues, net of production taxes, lease operating expenses and general and administrative expenses. Cash flow used in investing activities was $12.1 million in the first six months of 1997 primarily as a result of capital expenditures. Cash flow provided by financing activities was $15.8 million in the first six months of 1997 as a result of the proceeds from the IPO in May 1997 offset by the reduction of the balance outstanding under the revolving credit facility.

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

PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     11.1   Computation of Earnings per Share

                     27     Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 13th day of August, 1997.


                                           BRIGHAM EXPLORATION COMPANY



                                   By:     /s/  BEN M. BRIGHAM
                                           ------------------------------------
                                           Ben M. Brigham
                                           President , Chief Executive Officer
                                           and Chairman of the Board



                                   By:     /s/  CRAIG M. FLEMING
                                           ------------------------------------
                                           Craig M. Fleming
                                           Chief Financial Officer

                                                        SEQUENTIALLY
        EXHIBIT                                           NUMBERED
          NO.              INDEX TO EXHIBITS                PAGE
          ---              -----------------                ----
         11.1      Computation of Earnings per Share      Tabbed by
                                                           Exhibit
          27       Financial Data Schedule                    No.