Form 10-Q
period 1997-09-30
BRIGHAM EXPLORATION CO
filed 1997-11-14
CIK 1034755

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


               For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to

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
Yes   X    .  No       .
    -----        -----

As of October 31, 1997, 12,253,574 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                                      INDEX

                                                                                               PAGE
PART I.       FINANCIAL INFORMATION:                                                          NUMBER
                                                                                              ------


Item 1.       Unaudited Condensed Consolidated Financial Statements

              a)   Balance Sheets - December 31, 1996 and
                      September 30, 1997                                                         1

              b)   Statements of Operations - Three and nine months ended
                      September 30, 1996 and 1997                                                2

              c)   Statements of Cash Flows - Nine months ended
                      September 30, 1996 and 1997                                                3

              d)   Statement of Changes in Stockholders' Equity -
                      September 30, 1997                                                         4

              e)   Notes to Consolidated Financial Statements                                  5 - 7

Item 2.       Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                         8 - 10


PART II.      OTHER INFORMATION:

Item 5.       Other Information                                                                 11

Item 6.       Exhibits and Reports on Form 8-K                                                11 - 12

PART I.         FINANCIAL INFORMATION:

Item 1.        Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                   December 31,          September 30,
                                                                                       1996                  1997
                                                                                 -----------------     ------------------
                                                                                  (Predecessor)            (Company)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                   $          1,447      $           5,410
     Accounts receivable                                                                    2,696                  3,738
     Prepaid expenses                                                                         152                    402
                                                                                 -----------------     ------------------
         Total current assets                                                               4,295                  9,550
                                                                                 -----------------     ------------------

Natural gas and oil properties, at cost, net                                               28,005                 51,774
Other property and equipment, at cost, net                                                    532                  1,171
Drilling advances paid                                                                        419                    384
Other noncurrent assets                                                                       363                    183
                                                                                 =================     ==================
                                                                                 $         33,614      $          63,062
                                                                                 =================     ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $          2,937      $           2,777
     Accrued drilling costs                                                                   915                  4,237
     Participant advances received                                                          1,137                  3,416
     Other current liabilities                                                                628                    554
                                                                                 -----------------     ------------------
         Total current liabilities                                                          5,617                 10,984
                                                                                 -----------------     ------------------

Notes payable                                                                               8,000                  8,000
Subordinated notes payable - related party                                                 16,000                      -
Other noncurrent liabilities                                                                  753                    268
Deferred income tax liability                                                                   -                  4,803

Stockholders' equity:
     Predecessor capital                                                                    3,244                      -
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                                -                      -
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding                                          -                    123
     Additional paid-in capital                                                                 -                 40,559
     Unearned stock compensation                                                                -                 (1,501)
     Accumulated deficit                                                                        -                   (174)
                                                                                 -----------------     ------------------
         Total stockholders' equity                                                         3,244                 39,007
                                                                                 -----------------     ------------------
                                                                                 $         33,614      $          63,062
                                                                                 =================     ==================



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                               Three Months                          Nine Months
                                                            Ended September 30,                  Ended September 30,
                                                      --------------------------------     --------------------------------
                                                           1996             1997                1996             1997
                                                      --------------    --------------     --------------    --------------
                                                      (Predecessor)       (Company)        (Predecessor)       (Company)

Revenues:
     Natural gas and oil sales                        $       1,509     $       2,097      $       4,244     $       5,951
     Workstation revenue                                        166               133                458               457
                                                      --------------    --------------     --------------    --------------
                                                              1,675             2,230              4,702             6,408
                                                      --------------    --------------     --------------    --------------

Costs and expenses:
     Lease operating                                            169               317                525               787
     Production taxes                                            92               120                247               339
     General and administrative                                 482               995              1,535             2,450
     Amortization of stock compensation                           -                86                  -               201
     Depletion of natural gas and oil properties                622               713              1,919             2,108
     Depreciation and amortization                              123                59                368               231
                                                      --------------    --------------     --------------    --------------
                                                              1,488             2,290              4,594             6,116
                                                      --------------    --------------     --------------    --------------
         Operating income (loss)                                187               (60)               108               292
                                                      --------------    --------------     --------------    --------------

Other income (expense):
     Interest income                                             14                41                 39               122
     Interest expense                                          (122)              (87)              (223)             (459)
     Interest expense - related party                          (200)                -               (600)             (173)
                                                      --------------    --------------     --------------    --------------
                                                               (308)              (46)              (784)             (510)
                                                      --------------    --------------     --------------    --------------

Net loss before income taxes                                   (121)             (106)              (676)             (218)

Income tax benefit (expense):
     Income tax provision                                         -                10                  -               197
     Deferred income tax charge                                   -                 -                  -            (5,000)
                                                      ==============    ==============     ==============    ==============
     Net loss                                         $        (121)    $         (96)     $        (676)    $      (5,021)
                                                      ==============    ==============     ==============    ==============
     Net loss per common share                                          $       (0.01)
                                                                        ==============
     Weighted average number of common
       shares outstanding                                                       12,495
                                                                        ==============
Unaudited pro forma information:
     Pro forma net loss                               $         (54)                       $        (380)    $      (5,021)
                                                      ==============                       ==============    ==============
     Pro forma, as adjusted, net loss                 $         (54)                       $        (380)    $         (21)
                                                      ==============                       ==============    ==============
     Pro forma net loss
         per common share                             $       (0.01)                       $       (0.04)    $       (0.46)
                                                      ==============                       ==============    ==============
     Pro forma, as adjusted, net loss
         per common share                             $       (0.01)                       $       (0.04)    $       (0.00)
                                                      ==============                       ==============    ==============
     Pro forma weighted average number of
         common shares outstanding                            9,170                                9,170            10,928
                                                      ==============                       ==============    ==============



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Nine                  Nine
                                                                                   Months Ended          Months Ended
                                                                                  September 30,          September 30,
                                                                                       1996                  1997
                                                                                 -----------------     ------------------
                                                                                  (Predecessor)            (Company)
Cash flows from operating activities:
     Net loss                                                                    $           (676)     $          (5,021)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                                        1,919                  2,108
         Depreciation and amortization                                                        368                    231
         Amortization of stock compensation                                                     -                    201
         Changes in working capital and other items                                         2,444                  5,391
                                                                                 -----------------     ------------------
                Net cash provided by operating activities                                   4,055                  2,910
                                                                                 -----------------     ------------------

Cash flows from investing activities:
     Additions to natural gas and oil properties                                           (7,957)               (22,325)
     Proceeds from the sale of natural gas and oil properties                               2,149                      -
     Additions to other property and equipment                                                (34)                  (456)
     (Increase) decrease in drilling advances paid                                           (684)                    35
                                                                                 -----------------     ------------------
                Net cash used by investing activities                                      (6,526)               (22,746)
                                                                                 -----------------     ------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                     -                 23,927
     Increase in notes payable                                                              5,600                 13,250
     Repayment of notes payable                                                                 -                (13,250)
     Principal payments on capital lease obligations                                         (199)                  (128)
                                                                                 -----------------     ------------------
                Net cash provided by financing activities                                   5,401                 23,799
                                                                                 -----------------     ------------------

Net increase in cash and cash equivalents                                                   2,930                  3,963

Cash and cash equivalents, beginning of period                                              1,802                  1,447
                                                                                 =================     ==================
Cash and cash equivalents, end of period                                         $          4,732      $           5,410
                                                                                 =================     ==================






                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                        UNAUDITED CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)




                              Common Stock        Additional     Unearned
                         -----------------------   Paid-in        Stock      Accumulated    Predecessor
                            Shares      Amounts    Capital     Compensation    Deficit       Capital       Total
                         ------------   --------  -----------  ------------- -------------  -----------  -----------


Balance,                           -   $      -   $        -   $          -  $          -   $    3,244   $    3,244
   December 31, 1996

Consummation of
   the Exchange            8,928,574         90       19,580              -             -       (3,244)      16,426
Issuance of stock
   options                         -          -        1,932         (1,932)            -            -            -
Issuance of common
   stock                   3,325,000         33       23,894              -             -            -       23,927
Net loss for
   period ended
   February 27, 1997               -          -       (4,847)             -             -            -       (4,847)
Net loss for
   period from
   February 27, 1997
   to September 30, 1997           -          -            -              -          (174)           -         (174)
Amortization of
   unearned stock
   compensation                    -          -            -            431             -            -          431

                          -----------  ---------  -----------  ------------- -------------  -----------  -----------
Balance,
   September 30, 1997     12,253,574   $    123   $   40,559   $     (1,501) $       (174)  $        -   $   39,007
                          ===========  =========  ===========  ============= =============  ===========  ===========




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

2.     BASIS OF PRESENTATION

       The unaudited condensed consolidated balance sheets at December 31, 1996 and September 30, 1997 reflect the accounts of the Partnership at December 31, 1996 and the consolidated accounts of the Company at September 30, 1997, respectively. The unaudited condensed consolidated statements of operations and of cash flows for the nine months ended September 30, 1996 and 1997 include the results of operations and cash flows of the Partnership for the nine months ended September 30, 1996 and the period from January 1, 1997 to February 27, 1997 and for the Company the period from February 25, 1997, the date of its inception, to September 30, 1997. As the Exchange was the conversion of a partnership into a corporation, the Exchange has been accounted for by the Company as a reorganization.

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

       For the nine months ended September 30, 1996 and 1997, the Company reported pro forma net loss per common share of $0.04 per share and $0.46 per share, respectively. Under SFAS 128, basic pro forma net loss per common share for the respective periods would have been $0.04 and $0.47, respectively, and diluted pro forma net loss per common share would have been $0.04 and $0.46, respectively.

                           BRIGHAM EXPLORATION COMPANY

                        NOTES TO THE UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

6.     SUBSEQUENT EVENT

       On November 12, 1997, the Company closed an acquisition of certain producing properties; these properties were formerly owned by Mobil and were recently acquired by Ward Petroleum. The Company paid $13.4 million for a 50% interest in the properties.

                           BRIGHAM EXPLORATION COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of three month periods ended September 30, 1996 and September 30,
1997

         Natural gas and oil sales. Natural gas and oil sales increased 39% from $1.5 million in the third quarter of 1996 to $2.1 million in the third quarter of 1997. Of this net increase, $755,000 was attributable to an increase in production, partially offset by $167,000 attributable to a decrease in the average sales price for natural gas and oil. Production volumes for natural gas increased 60% from 207,000 Mcf in the third quarter of 1996 to 330,000 Mcf in the third quarter of 1997. The average price received for natural gas decreased 5% from $2.20 per Mcf in the third quarter of 1996 to $2.10 per Mcf in the third quarter of 1997. Production volumes for oil increased 44% from 53,000 Bbls in the third quarter of 1996 to 76,000 Bbls in the third quarter of 1997. The average price received for oil decreased 8% from $20.03 per Bbl in the third quarter of 1996 to $18.53 per Bbl in the third quarter of 1997. Natural gas and oil sales were increased by production from wells completed since the third quarter of 1996 partially offset by the natural decline of existing production.

         Lease operating expenses. Lease operating expense increased 88% from $169,000 ($.32 per Mcfe) in the third quarter of 1996 to $317,000 ($.40 per Mcfe) in the third quarter of 1997. This increase is primarily due to an increase in the number of producing wells and certain extraordinary well operations costs.

         General and administrative expenses. General and administrative expenses increased 106% from $482,000 ($.92 per Mcfe) in the third quarter of 1996 to $995,000 ($1.27 per Mcfe) in the third quarter of 1997. The increase is a result of payroll costs related to additional employees and charges related to the relocation of the principal executive offices to Austin, Texas. Certain of the additional employees have been hired to extend the Company's control of its drilling and post drilling operations.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 15% from $622,000 ($1.19 per Mcfe) in the third quarter of 1996 to $713,000 ($.91 per Mcfe) in the third quarter of 1997 as a result of higher production volumes.

         Interest expense. Interest expense decreased 73% from $322,000 in the third quarter of 1996 to $87,000 in the third quarter of 1997. This decrease was due to a lower average outstanding balance in the third quarter of 1997 offset partially by a higher effective interest rate. The weighted average outstanding debt balance decreased 89% from $21.0 million in the third quarter of 1996 to $2.37 million in the third quarter of 1997. The effective interest rate increased 86% from 5.9% in the third quarter of 1996 to 10.9% in the third quarter of 1997. The decrease in the average outstanding balance was a result of the exchange of the RIMCO 5% subordinated notes in February 1997 and the repayment of the entire outstanding revolving credit facility with the proceeds from the IPO in May 1997. The revolving credit facility had an effective interest rate of 8.5% at September 30, 1997.

Comparison of nine month periods ended September 30, 1996 and September 30, 1997

         Natural gas and oil sales. Natural gas and oil sales increased 40% from $4.2 million in the first nine months of 1996 to $6.0 million in the first nine months of 1997. Of this increase, $1.5 million or 86% was attributable to an increase in production, and $236,000 or 14% was attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 59% from 495,000 Mcf in the first nine months of 1996 to 788,000 Mcf in the first nine months of 1997. The average price received for natural gas increased 12% from $2.14 per Mcf in the first nine months of 1996 to $2.40 per Mcf in the first nine months of 1997. Production volumes for oil increased 22% from 166,000 Bbls in the first nine months of 1996 to 203,000 Bbls in the first nine months of 1997. The average price received for oil increased 4% from $19.21 per Bbl in the first nine months of 1996 to $19.99 per Bbl in the first nine months of 1997. Natural gas and oil sales were increased by production from wells completed since the first nine months of 1996 partially offset by the natural decline of existing production. Natural gas and oil sales in the first nine months of 1996 include one month of production related to certain properties sold at the end of January 1996.

         Lease operating expenses. Lease operating expense increased 50% from $525,000 ($.35 per Mcfe) in the first nine months of 1996 to $787,000 ($.39 per Mcfe) in the first nine months of 1997. This increase is primarily due to an increase in the number of producing wells.

         General and administrative expenses. General and administrative expenses increased 60% from $1.5 million ($1.03 per Mcfe) in the first nine months of 1996 to $2.5 million ($1.22 per Mcfe) in the first nine months of 1997. The increase is a result of payroll costs related to additional employees and charges related to the relocation of the principal executive offices to Austin, Texas.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 10% from $1.9 million ($1.29 per Mcfe) in the first nine months of 1996 to $2.1 ($1.05 per Mcfe) in the first nine months of 1997 as a result of higher production volumes.

         Interest expense. Interest expense decreased 23% from $823,000 in the first nine months of 1996 to $632,000 in the first nine months of 1997. This decrease was primarily due to to a lower average outstanding balance offset partially by a higher effective interest rate. The weighted average outstanding debt balance decreased 58% from $18.7 million in the first nine months of 1996 to $7.9 million in the first nine months of 1997. The effective interest rate increased 79% from 5.6% in the first nine months of 1996 to 10.0% in the first nine months of 1997. The increase in the effective interest rate is a result of the exchange of the RIMCO 5% subordinated notes in February 1997 and the increase in the balance outstanding under the revolving credit facility in 1997.

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

         In the first nine months of 1997, cash flow provided by operations was $2.9 million primarily as a result of an increase in natural gas and oil revenues, net of production taxes, lease operating expenses and general and administrative expenses. Cash flow used in investing activities was $22.8 million in the first nine months of 1997 primarily as a result of capital expenditures. Cash flow provided by financing activities was $23.8 million in the first nine months of 1997 primarily as a result of the proceeds from the IPO in May 1997. On November 12, 1997, the Company financed the acquisition of $13.4 million of producing properties through the Company's existing revolving credit facility.

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

PART II.      OTHER INFORMATION:

Item 5.       Other Information

     On November 12, 1997, the Company closed an acquisition of certain producing properties in Grady County, Oklahoma; these properties were formerly owned by Mobil and were recently acquired by Ward Petroleum. The Company paid $13.4 million for a 50% interest in the properties. The properties, which are located at the northern end of the prolific Carter Knox anticline in the Company's Anadarko Basin Core Province, include approximately 21.3 Bcfe of net proved reserves, a large portion of which is non-producing, 3,600 net acres of leasehold, and 750 net mineral acres. In addition, the Company will operate a 3-D seismic program over approximately 20 square miles to delineate upside potential in the Big Four, Springer, Bromide, and Arbuckle formations. Ward Petroleum will operate the drilling phase, and is currently implementing a development program. The acquisition will be financed through the Company's existing revolving credit facility with Bank One, Texas, NA.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   11.1    Computation of Earnings per Share

                   27      Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 13th day of November, 1997.

                                 BRIGHAM EXPLORATION COMPANY


                              By: /s/ BEN M. BRIGHAM
                                 -----------------------------------------------
                                 Ben M. Brigham
                                 President , Chief Executive Officer and
                                   Chairman of the Board



                              By: /s/ CRAIG M. FLEMING
                                 -----------------------------------------------
                                 Craig M. Fleming
                                 Chief Financial Officer

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
  NO.                  INDEX TO EXHIBITS                        PAGE
-------                -----------------                    ------------
 11.1                  Computation of Earnings per Share      Tabbed by
                                                               Exhibit
 27                    Financial Data Schedule                  No.