Form 10-K
period 1997-12-31
BRIGHAM EXPLORATION CO
filed 1998-03-27
CIK 1034755

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                            COMMISSION FILE NUMBER:

                          BRIGHAM EXPLORATION COMPANY
             (Exact name of Registrant as Specified in its Charter)

                    DELAWARE                                        75-2692967
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

           6300 BRIDGE POINT PARKWAY
             BUILDING 2, SUITE 500
                 AUSTIN, TEXAS                                        78730
    (Address of principal executive offices)                        (Zip Code)

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                      WHICH REGISTERED
      -------------------                  ------------------------
             None                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1998, the Registrant had outstanding 12,253,574 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 1998, as reported on The Nasdaq Stock Market(SM), was approximately $45 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 29, 1998, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................    7
ITEM 3.   LEGAL PROCEEDINGS...........................................   15
ITEM 4.   EXECUTIVE OFFICERS OF THE REGISTRANT........................   15

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   17
ITEM 6.   SELECTED FINANCIAL DATA.....................................   18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   19
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   30

                                  PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   31
ITEM 11.  EXECUTIVE COMPENSATION......................................   31
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........   31

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   31
GLOSSARY OF OIL AND GAS TERMS.........................................   37
SIGNATURES............................................................   39
INDEX TO FINANCIAL STATEMENTS.........................................  F-1

                          BRIGHAM EXPLORATION COMPANY

                        1997 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Brigham Exploration Company ("Brigham" or the "Company") is an independent exploration and production company that applies 3-D seismic imaging and other advanced technologies to systematically explore and develop onshore domestic oil and natural gas provinces. The Company focuses its 3-D seismic activity in provinces where it believes 3-D technology may be effectively applied and that Brigham believes offer relatively large potential reserve volumes per well and per field, high potential production rates and multiple producing objectives. The Company's exploration activities are concentrated primarily in three core provinces: the Anadarko Basin of western Oklahoma and the Texas Panhandle; the onshore Gulf Coast of south Texas and Louisiana; and West Texas. Brigham is accelerating its 3-D seismic and drilling activities in the Anadarko Basin and the Gulf Coast and will continue to focus its activities in those geologic trends of the West Texas region where it has achieved its best historical results.

     The Company pioneered the acquisition of large scale onshore 3-D seismic surveys for exploration, obtaining extensive 3-D seismic data and experience in capturing undiscovered oil and natural gas reserves. As of December 31, 1997, Brigham has acquired 4,005 square miles (2.6 million acres) of 3-D seismic data and has identified 1,170 potential drilling locations, of which the Company has drilled 370. The Company generates most of its exploratory projects and, therefore, has the ability to retain a sizeable working interest to the extent that it decides not to place interests with industry participants.

     From inception in 1990 through 1997, Brigham has drilled 324 exploratory and 46 development wells on its 3-D generated prospects with an aggregate 63% success rate and an average working interest of 24%. As of December 31, 1997, the Company has added approximately 82 Bcfe of net proved reserves to its reserve base, approximately 61 net Bcfe of which were discovered by Brigham through its systematic 3-D exploration drilling activities. The Company's estimated net proved reserves as of December 31, 1997 were 72.3 Bcfe having an aggregate Present Value of Future Net Revenues of $69.2 million, compared to estimated net proved reserves as of December 31, 1996 of 21.9 Bcfe having an aggregate Present Value of Future Net Revenues of $44.5 million. The Company's net proved reserve volumes at December 31, 1997 are 74% natural gas and 65% categorized as proved developed reserves.

EXPLORATION AND OPERATING APPROACH

     The Company has acquired 3-D seismic data in 119 projects covering 4,005 square miles (2.6 million acres) in 20 geologic trends in seven basins and seven states. Through this activity, the Company has developed expertise in the selection of geologic trends that are suitable for 3-D seismic exploration. Brigham uses experience that it gains within a trend to enhance the quality of subsequent projects in the same trend and other analogous trends, contributing to lower finding and development costs, compressing project cycle times and increasing project rates of return.

     The Company typically acquires 3-D seismic data in and around existing production where the Company can benefit from the imaging of producing analogs. These 3-D defined analogs, combined with the Company's experience in drilling 370 wells, provide the Company with a knowledge base to evaluate other potential geologic trends, 3-D seismic projects within trends and 3-D delineated potential drilling locations. The Company's knowledge base assists in identifying geologic trends where Brigham believes it can find and develop economic volumes of oil and natural gas.

     The Company has experience exploring with 3-D seismic in a wide range of reservoir types and geologic trapping styles, both stratigraphic and structural (including reefs, salt domes, channel sands, complex faulted and fractured reservoirs and pinchout plays). The Company seeks to supplement its knowledge base with the best local geologic expertise available for a particular geologic trend by hiring new explorationists, engaging consultants and entering into joint ventures with industry participants. In addition, if the targeted geologic trend is extensive, the Company typically acquires a digital data base for integration on the Company's CAEX workstations, including digital land grids, well information, log curves, production information, geologic studies, geologic top data bases and existing 2-D seismic data.

     The Company uses its knowledge base, local geological expertise and acquired digital data bases, integrated with 3-D seismic, to create maps of producing reservoirs. The Company believes its 3-D generated maps are more accurate than the previous reservoir maps used by the industry (which generally were based on subsurface geological information and 2-D seismic surveys), enabling the Company to more precisely evaluate recoverable reserves and the economic feasibility of projects and drilling locations.

     Brigham acquires most of its raw 3-D seismic data on a proprietary basis using seismic acquisition vendors. Additionally, the Company acquires data through alliances affording it the exclusive right to interpret and use data for extended periods of time. Occasionally the Company participates in non-proprietary group shoots of 3-D data. In its proprietary acquisitions and alliances, Brigham selects the sites of projects, primarily guided by its knowledge and experience in the core provinces it explores; establishes and monitors the seismic parameters of each project for which data is shot; and typically selects the equipment that will be used. Data is generally priced on the basis of square miles shot. See "Item 1. Business -- Industry Alliances."

EXPLORATION STAFF

     Over the last seven years the Company has assembled an exploration staff that includes nine geophysicists, ten geologists, three petroleum engineers, four computer applications specialists, three geophysical/ geological/engineering technicians, five landmen and five lease and division order analysts. Brigham's nine geophysicists have different but complementary backgrounds, and their diversity of experience in varied geological and geophysical settings, combined with various technical specializations (from hardware and systems to software and seismic data processing), provide the Company with valuable technical intellectual resources. The Company's team of explorationists has over 250 years of exploration experience and approximately 85 years of 3-D CAEX workstation experience, most of which was acquired at Brigham and various major and large independent oil companies. Occasionally, the Company complements and leverages its exploration staff by seeking out alliances or retainer relationships with geologists having extensive experience in a particular area of interest.

3-D SEISMIC TECHNOLOGY

     The Company's strategy is to use 3-D seismic and other advanced technologies, including CAEX, to systematically explore and develop domestic onshore oil and natural gas provinces. In general, 3-D seismic is the process of acquiring seismic data along multiple lines and grids. The primary advantage of 3-D seismic over 2-D seismic is that it provides information with respect to multiple horizontal and vertical points within a geologic formation instead of information on a single vertical line or multiple vertical lines within the formation. Acquiring larger amounts of data relating to a geologic formation allows a user to better correlate the data and, in some cases, obtain a greater understanding and image of the formation. Although it is impossible to predict with certainty the specific configuration or composition of any underground geologic formation, the use of 3-D seismic data provides clearer and more accurate projected images of complex geologic formations, which can assist a user in evaluating whether to drill for oil and natural gas reserves. If a decision to drill is made, 3-D seismic data can also help in determining the optimal location to drill.

     CAEX is the process of accumulating and analyzing the various seismic, production and other data obtained relating to a geographic area. In general, CAEX involves accumulating various 2-D and 3-D seismic data with respect to a potential drilling location, correlating that data with historical well control and production data from similar properties and analyzing the available data through computer programs and modeling techniques to project the likely geologic composition of a potential drilling location and potential locations of undiscovered oil and natural gas reserves. This process relies on a comparison of data with respect to the potential drilling location and historical data with respect to the density and sonic characteristics of different types of rock formations, hydrocarbons and other subsurface minerals, resulting in a projected three dimensional image of the subsurface. This modeling is performed through the use of advanced interactive computer workstations and various combinations of available computer programs that have been developed solely for this application.

     Brigham has invested extensively in the advanced computer hardware and software necessary for 3-D seismic exploration. The Company has both Landmark and Geoquest CAEX workstations. This workstation flexibility provides the Company the opportunity to interpret a project on the particular CAEX workstation that it believes is best suited for defining those particular geologic objectives. Brigham's explorationists can access a diverse software tool kit including SeisWorks, StratWorks, SeisCube, SurfCube, ZAP, Zmap+, ARIES, SynTool, Poststack, Continuity Cube, TDQ, AutoPix, MapView, GeoViz, Voxels, SynView, CSA (Computed Seismic Attributes), Surface Slice, Hampson -- Russell AVO Analysis and Modeling and ZEH Graphics CGMage Builder (graphics montage tool).

     The Company believes that its use of 3-D seismic technology provides it with a number of benefits in the exploration, delineation and development process that are not generally available to those who only use 2-D seismic data and conventional processing methods. In particular, the Company believes that it obtains clearer and more accurate projected images of underground formations through computer modeling, and is therefore better able to identify potential locations of hydrocarbon accumulations based on the characteristics of the formations and analogies made with nearby fields and formations where hydrocarbons have been found. This enhanced data has been used to assist the Company in eliminating potential drilling locations that might otherwise have been drilled had the Company relied solely on 2-D seismic data. This data has also been used to assist the Company in attempting to identify the most desirable location for the wellbore to increase the prospects of a successful exploratory or development well and production from the reservoir.

INDUSTRY ALLIANCES

     Pursuant to certain alliances with Veritas DGC Land Ltd. ("Veritas"), Brigham has acquired approximately 850 square miles of 3-D seismic data in the Anadarko Basin through December 31, 1997, and has agreed to acquire from 775 to 875 additional square miles of data to be divided among numerous projects in that province. In exchange for the Company's commitment to Veritas, the Company and its assignees only pay a portion of the 3-D acquisition costs as the data is acquired. As the Company leases acreage or drills wells, it pays Veritas the balance of the costs in the form of leasing and drilling fees. In addition, in the event that the outstanding balance of deferred seismic acquisition costs exceeds certain threshold amounts, the Company must pre-pay part of the leasing and drilling fees to cause the outstanding balance to fall below the current threshold amount. Under these arrangements, Veritas has agreed to make a designated 3-D seismic crew available to the Company on a continuous basis and, as long as the Company has a project area ready for surveying and field seismic acquisition, to send the crew from one project area to the next without interruption. If the Company does not have a project area designated upon completion of one project, and Veritas has not been able to secure an intervening project from a third party, the Company is obligated to pay Veritas a stand-by fee. The Company has never incurred a stand-by fee to Veritas. These arrangements afford the Company access to 3-D seismic data acquisition in a compressed cycle time, providing the Company with operational efficiencies.

     In addition, Veritas Geoservices, Ltd. currently provides three employees that maintain and operate four seismic data processing workstations in Brigham's offices. Supervised by Brigham's geophysicists, the vendor's employees process most of the Company's 3-D data. The associated improvement in communication and integration, from field data acquisition to processing, reduces project cycle times, and therefore costs, while improving the quality of the data for Brigham's subsequent interpretation.

     The Company has entered into alliances with Vintage Petroleum, Inc. ("Vintage") and Stephens Production Company ("Stephens") providing for their participation with Brigham in all projects that the Company conducts within a 625 square mile 3-D seismic program that was completed in 1997 with Veritas in the Anadarko Basin. Vintage and Stephens bear a disproportionate share of all pre-seismic and certain seismic costs on all projects in the program. Net of the interests of Vintage and Stephens, the Company holds a 37.5% interest in the program. The Company believes that this leveraging of its costs is possible because of the expertise and knowledge that the Company has developed, enabling the Company to build its revenue and cash flow base at a time when it has been capital constrained.

     Brigham is currently acquiring 3-D seismic data under a second alliance with Veritas in the Anadarko Basin. From August through December 1997, the Company has acquired approximately 225 square miles of 3-D seismic data under this alliance and expects to acquire an additional 775 to 875 square miles in various Brigham-generated projects by early 1999. The Company plans to retain at least a 75% working interest in the projects under its second alliance with Veritas.

     In order to participate in wells drilled by the Company between April 1, 1996 and March 31, 1997, each of Gasco Limited Partnership ("Gasco") and Middle Bay Oil Company, Inc. ("Middle Bay") agreed to fund 25% of the Company's drilling costs and 12.5% of its completion costs for each well drilled. In return, the Company assigned to each an undivided 12.5% of the Company's interest in the leasehold allocated to the proration unit for each completed well. As a result, the Company paid for 50% of costs attributable to its working interest to casing point, and 75% of its completion costs, for 75% of its original working interest for each well funded during the term of the agreement. The Company renewed its agreement with Gasco in early 1997. In order to participate in wells drilled by the Company between April 1, 1997 and March 31, 1998, Gasco agreed to fund 18% of the Company's drilling costs and 9% of its completion costs for each well. In return, the Company has agreed to assign to Gasco an undivided 9% of the Company's interest in the leasehold allocated to each completed well. As a result, the Company pays for 82% of costs attributable to its working interest to casing point, and 91% of its completion costs, for 91% of its original working interest for each well funded during the term of the agreement. The Company is currently in discussions with Gasco to renew its agreement, although the percentages of costs borne and interest assigned may vary under any renewal or extension of this agreement, and there is no guarantee that any renewal will be agreed upon. The Company believes that these agreements have been beneficial because they have allowed the Company to leverage its working interests in its properties by requiring it to bear a disproportionately smaller share of drilling costs.

NATURAL GAS AND OIL MARKETING AND MAJOR CUSTOMERS

     Most of the Company's natural gas and oil production is sold under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for natural gas and oil. The price received by the Company for its natural gas and oil production depends on numerous factors beyond the Company's control, including seasonality, competition, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries, and domestic government regulation, legislation and policies. Decreases in the prices of natural gas and oil could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its natural gas or oil production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its natural gas or oil production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "--Risk
Factors -- Volatility of Natural Gas and Oil Prices" and "--Risk
Factors -- Marketability of Production." For the year ended December 31, 1997, sales to Cobra Oil & Gas Corporation and Pride Pipeline Company were approximately 14% and 12%, respectively, of the Company's natural gas and oil revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single natural gas or oil customer would have a material adverse effect on the Company's results of operations.

COMPETITION

     The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of seismic and leasing options and oil and natural gas leases on properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See "Item 7. Management's Discussion and Analysis of Financial Conditional Results of Operations -- Risk Factors -- Competition" and "-- Risk Factors -- Substantial Capital Requirements."

OPERATING HAZARDS AND UNINSURED RISKS

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's future results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Dependence on Exploratory Drilling Activities." In addition, use of 3-D seismic technology requires greater pre-drilling expenditures than traditional drilling strategies. Although the Company believes that its use of 3-D seismic technology will increase the probability of success, some unsuccessful wells are likely, and there can be no assurance unsuccessful drilling efforts will not have a material adverse effect on the Company.

     The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company maintains insurance against some but not all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during 3-D survey acquisition or surface change attributable to seismic operations, business interruption or loss of revenues due to well failure. In certain circumstances in which insurance is available the Company may not purchase it. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     On March 24, 1998, the Company had 57 full-time employees. None is represented by any labor union. The Company believes its relations with its employees are good. The Company also relies on several regional broker service companies to provide field landmen to the Company. One of these companies, Brigham Land Management, is owned by Vincent M. Brigham, who is the brother of Ben M. Brigham, the Company's Chief Executive Officer, President and Chairman of the Board.

FACILITIES

     The Company's principal executive offices are located in Austin, Texas, where it leases approximately 28,000 square feet of office space at 6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas 78730. The Company also leases a 4,100 square foot office at 450 Gears Road, Suite 240, Houston, Texas 77067.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title, in all material respects, to substantially all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to royalty interests, standard liens incident to operating agreements, liens for current taxes and other inchoate burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's revolving credit facility is secured by substantially all of the Company's oil and natural gas properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENTAL REGULATION

     The Company's oil and natural gas exploration, production and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies. Failure to comply with such laws, rules and regulations can result in substantial penalties. The legislative and regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because those laws and regulations are frequently amended, interpreted and reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act and comparable state statutes impose strict and arguably joint and several liability on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The EPA recently adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

     The Company has acquired leasehold interests in numerous properties that for many years have produced oil and natural gas. Although the previous owners of these interests have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties are operated by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters" and "-- Risk Factors -- Compliance with Environmental Regulations."

ITEM 2. PROPERTIES

PRIMARY EXPLORATION PROVINCES

     Brigham's exploration activities are concentrated primarily in three core provinces: the Anadarko Basin of western Oklahoma and the Texas Panhandle; the onshore Gulf Coast of south Texas and Louisiana; and West Texas. Brigham is accelerating 3-D seismic activity in the Anadarko Basin and the Gulf Coast and will continue such activity in those geologic trends of the West Texas region where it has achieved its best results historically. Brigham is focusing its 3-D seismic exploration efforts in provinces where it believes 3-D technology may be effectively applied and that the Company believes offer relatively large potential reserve volumes per well and per field, high potential production rates and multiple producing objectives.

     Although the Company is acquiring 3-D seismic data within the provinces listed below and has identified approximately 800 potential drilling locations yet to be drilled in those provinces, there can be no assurance that any of the seismic data will be acquired or will generate additional drilling locations or that any potential drilling locations will be drilled at all or within the expected time frame. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (iv) the financial resources and results of the Company and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will, if drilled, encounter reservoirs of commercial quantities of natural gas or oil.

                                                                                                1998 CAPITAL BUDGET
                                                                       UNDRILLED   ---------------------------------------------
                          3-D SEISMIC       3-D SEISMIC      GROSS     POTENTIAL                    CAPITAL EXPENDITURES ($MM)
                        DATA ACQUIRED/     DATA BUDGETED     WELLS     DRILLING       WELLS       ------------------------------
                       INTERPRETED AS OF   TO BE ACQUIRED   DRILLED    LOCATIONS     DRILLED        NET
                        12/31/97 (GROSS    IN 1998 (GROSS   THROUGH      AS OF     ------------   SEISMIC      NET
      PROVINCE            SQ. MILES)         SQ. MILES)     12/31/97   12/31/97    GROSS   NET    AND LAND   DRILLING   TOTAL(1)
---------------------  -----------------   --------------   --------   ---------   -----   ----   --------   --------   --------
Anadarko Basin.......    1,515 / 1,195          547            55         364        52    20.8    $12.6      $19.1      $31.7
Gulf Coast...........      566 /   325          393            11         110        17     8.2      2.4        8.8       11.2
West Texas...........    1,649 / 1,600           27           287         302        31    13.2      1.7        7.9        9.6
Others (2)...........      275 /   275           --            17          24         1     0.2       --        0.2        0.2
                         -------------          ---           ---         ---       ---    ----    -----      -----      -----
         Total.......    4,005 / 3,395          967           370         800       100    42.4    $16.7      $36.0      $52.7
                         =============          ===           ===         ===       ===    ====    =====      =====      =====

---------------

(1) 3-D seismic and land acquisition costs and drilling expenditures.

(2) Colorado, Kansas and Montana.

     Anadarko Basin. The Anadarko Basin is a prolific natural gas province that the Company believes has been relatively under explored, particularly with regard to deep, high potential objectives. The Anadarko Basin contains numerous historically elusive stratigraphic targets, such as the Red Fork, Morrow and Springer channel sands, and structural targets, such as the Hunton and Arbuckle carbonates, which are well-suited to 3-D seismic imaging. In some cases, these objectives have produced in excess of 30 Bcf of natural gas from a single well at rates up to 30 MMcf of natural gas per day.

     The Company has assembled an extensive digital data base in this province, including geologic studies, basin wide geologic tops, production data, well data, geographic data and over 8,400 miles of 2-D seismic data. Working with its team of in-house geologists and supplemented by consulting geologists, the Company's explorationists integrate this data with their extensive expertise and knowledge base to generate 3-D projects in the Anadarko Basin.

     Following its initial 3-D seismic acquisition in the province in 1991 (12.5 square miles), the Company acquired 51 square miles of 3-D seismic in 1993. Over the last several years the Company has accelerated its activity in the Anadarko Basin, acquiring 151 square miles of 3-D seismic in 1994, 195 square miles in 1995, 457 square miles in 1996 and 648 square miles in 1997. The Company retained a 66% average working interest in the 3-D seismic data it acquired in this province in 1997. The Company believes its increased level of activity in the Anadarko Basin will be a significant factor in the Company's growth.

     As of December 31, 1997, the Company had acquired or was acquiring 1,515 square miles (969,600 acres) in 30 projects in the Anadarko Basin. The Company anticipates acquiring 547 square miles (350,080 acres) of additional 3-D seismic data in this province in 1998. As of December 31, 1997, Brigham had completed 44 wells in 55 attempts (80% success rate) in the Anadarko Basin and had found cumulative proved reserves of 38.2 net Bcfe and had acquired 21.5 net Bcfe of proved reserves. In 1997, the Company completed 19 wells in 23 attempts in its Anadarko Basin province with an average working interest of 39%, adding 28.1 net Bcfe of proved reserves. As of December 31, 1997, the Company had 364 3-D delineated potential drilling locations in the Anadarko Basin, of which the Company intends to drill 52 gross (20.8 net) wells in 1998.

     Brigham's Anadarko Basin activity provides a blend of intermediate depth, moderate risk objectives and deeper, higher potential, but somewhat higher risk objectives. The intermediate depth targets at 9,000 to 13,000 feet have provided Brigham with good drilling results to date. These include the Upper Morrow channel sands and the Lower Morrow shallow marine sands of the Texas Panhandle, the Springer channels of the Watonga Chikasha trend of western Oklahoma, and structural traps in the Hunton carbonates of the northeastern portion of the Anadarko Basin.

     Intermediate depth objectives in the Anadarko Basin can provide significant reserve additions, as evidenced by Brigham's Lower Morrow discovery in its Pistol Pete 3-D Project. The Company's largest discovery to date, the Brigham-operated Christopher 84 #1, was completed in one of four apparently productive Lower Morrow zones at approximately 12,000 feet, and initially tested at 2.65 MMcfe per day with a flowing tubing pressure of 1,800 pounds per square inch. Brigham owns a 36.4% working interest in the well and plans to drill two development wells in 1998 in which the Company will own an average 63.7% working interest. Estimated reserves for this discovery and the two development wells are 35.6 gross Bcfe, or 16.1 Bcfe net to Brigham.

     The deeper Anadarko Basin objectives provided Brigham's second largest discovery to date, the Brigham operated Weise 28 #1 in its Jayhawk 3-D Project in Wheeler County, Texas. This well represents Brigham's first significant Hunton formation discovery. Drilled to a total depth of approximately 14,800 feet, the Weise 28 #1 tested at a calculated open flow rate of 128 MMcfe per day and tested an initial production rate of 6.1 MMcfe per day. A development well will be drilled on this discovery early in 1998. The Weise 28 #1 and its offset are estimated to contain proved reserves of approximately 16 gross Bcfe, or 4.3 Bcfe net to Brigham. Brigham plans to drill several higher potential tests in the deeper portions of the Anadarko Basin primarily in the Texas Panhandle and far western Oklahoma in 1998.

     On November 12, 1997, Brigham acquired an interest in producing properties and undeveloped acreage at the northern end of the Carter Knox anticline in Grady County, Oklahoma (the "Chitwood Acquisition"). For $13.5 million, Brigham acquired estimated net proved reserves totaling 21.3 Bcfe and received a 50% working interest in 3,600 net acres of leasehold and 750 net mineral acres in the Chitwood Acquisition. The properties were acquired from Mobil Oil Corporation through Ward Petroleum Corporation ("Ward"), and Ward will act as drilling operator. In 1998, Brigham and Ward plan to shoot a 30 square mile 3-D seismic program over the area to delineate opportunities in the Springer, Big Four, Bromide and Arbuckle formations. The Chitwood Acquisition overlaps and is adjacent to Brigham's West Bradley 3-D Project, where Ward operates the majority of the drilling operations.

     Gulf Coast. The onshore Gulf Coast region of south Texas and Louisiana is a high potential, multi-pay province that lends itself to 3-D seismic exploration due to its substantial structural and stratigraphic complexity. The Company has assembled a digital data base including geographical, production, geophysical and geological information that the Company evaluates on its CAEX workstations. Working with consulting regional geologists the Company's explorationists integrate this data with their extensive expertise and knowledge base to generate 3-D projects in the Gulf Coast. Brigham's commitment to this province is evidenced by the Company's staff additions, the opening of its Houston office and the addition of ten new 3-D seismic projects in 1996 and 1997.

     The Company anticipates that its increased project assemblage and 3-D seismic acquisition activity in the Gulf Coast will generate accelerated drilling in this province in 1998 and 1999. The Company is currently assembling projects in the Expanded Wilcox, Expanded Vicksburg and Yegua trends in South Texas, the Miocene trend in South Texas and South Louisiana, and the Lower and Middle Frio trends of South Texas.

     As of December 31, 1997, the Company had acquired or was acquiring 566 square miles (362,240 acres) of 3-D seismic data in seven projects in the onshore Gulf Coast province. The Company anticipates acquiring 393 square miles (251,520 acres) of additional 3-D seismic data in this province in 1998. As of December 31, 1997, Brigham had completed 8 wells in 11 attempts (73% success rate) in the Gulf Coast and had found cumulative proved reserves of 2.9 net Bcfe. In 1997, the Company completed seven wells in 10 attempts with an average working interest of 9% adding 2.9 net Bcfe of proved reserves. As of December 31, 1997, the Company had 110 3-D delineated potential drilling locations in the Gulf Coast province, of which the Company intends to drill 17 gross (8.2 net) wells in 1998.

     Brigham initiated its Gulf Coast effort in 1995 with the Esperson Dome Project in Liberty County, Texas where the Company and its participants currently control approximately 9,600 gross (7,500 net) acres through leases and farmouts and have acquired 39 square miles of seismic data. The Esperson Dome Project targets structurally trapped sands in the Miocene, Vicksburg and Yegua/Cook Mountain series ranging in depth from 1,200 feet to 10,000 feet on a complexly faulted salt dome feature. Ten wells have been drilled in the project to date (one Miocene, three Yegua/Cook Mountain and six Vicksburg) yielding seven discoveries. Brigham currently maintains a small net profits interest in the Esperson Dome Project that will convert to a variable back-in working interest of 12% to 20% in the project after payout.

     Brigham's Welder Ranch and Caliente projects encompass an area covering more than 400 square miles in Duval and Webb counties, Texas. Initially Brigham participated in the acquisition of 48 square miles of 3-D seismic data over the Welder Cabeza Ranch, where the Company controls a 100% working interest in a seismic option on approximately 17,000 acres. The first well in the project, the Brigham-operated Welder-State 212 #1, in which Brigham owns an 80% working interest, was completed in February 1998, and tested naturally at a rate of 2.75 MMcf per day from the Lower Wilcox formation at 13,350 feet. Brigham currently plans to drill four additional wells in this project in 1998. The Caliente Project is a non-proprietary seismic program that covers an additional 362 square miles on which seismic data is currently being acquired. Brigham has interpreted virtually all of the data covering the Welder Ranch Project and approximately 25% of the data covering the Caliente Project, and has three exploratory wells budgeted in this project for 1998.

     Another project in South Texas is Brigham's Diablo Project covering approximately 4,000 acres in Brooks County, Texas. The Company acquired 25 square miles of proprietary 3-D seismic in 1997 and plans to shoot an additional 33 square miles in 1998. Brigham recently teamed up with a major oil company that controls adjoining acreage to jointly explore on the combined acreage for potential below 10,000 feet in the Vicksburg formation. Brigham has retained a 33% working interest in this deep joint exploration project. In prospective zones above 10,000 feet, primarily the Frio, Brigham has retained a 100% working interest in its original 4,000 acre lease block. The Company plans to drill several wells in this project in 1998 to test the shallow Frio and deeper Vicksburg objectives.

     In its Southwest Danbury Project in Brazoria County, Texas, Brigham is the operator of a 13,000 foot Frio test that commenced drilling late in the first quarter of 1998. Brigham retains a 46.1% working interest in this test, and plans to drill several additional wells in this project in 1998.

     In May 1997, Brigham initiated its El Sauz Project with a seismic option covering approximately 94,000 acres in Willacy and Kennedy counties, Texas. The El Sauz Project is an underexplored area due north of the Willamar Field, which has produced a cumulative 350 Bcfe from the Miocene and Frio sands. Brigham expects to define Miocene and Frio sands at 6,000 to 10,000 feet, with additional potential as deep as 18,000 feet. Reserve targets range from 5 to 20 Bcf per well. A 200 square mile 3-D seismic program over this acreage will be initiated in early 1998, with initial drilling anticipated for early 1999. Brigham plans to retain a 50% to 55% working interest in this project.

     Also in the Miocene/Frio trend of South Texas Brigham acquired a seismic option covering approximately 28,000 acres in the Hawkins Ranch located in Matagorda County, Texas. The Company will acquire approximately 90 square miles of new proprietary 3-D seismic to merge with 65 square miles of speculative 3-D data already in inventory. The region has potential in the shallow, nonpressured Miocene and Frio sands as well as the deeper, pressured Frio sands. Interpretation of the existing data is ongoing, with acquisition of new data scheduled to begin in April 1998. Brigham plans to retain a 50% working interest in this project.

     Brigham's first significant venture into South Louisiana, its Tigre Point Project, is located in six feet of water in the transition zone off Vermilion Parish. The project consists of 44 square miles of 3-D data covering a 7,200 acre lease block in Louisiana state waters, where Brigham currently controls a 75% working interest. The project will target the same series of sands that produce in the prolific Freshwater Bayou field, located five miles to the north. An 18,000 foot Lower Miocene test is scheduled for 1998, targeting greater than 200 Bcf of unrisked potential.

     West Texas. The Company's 3-D seismic drilling activity in the West Texas region has been focused in the Horseshoe Atoll, the Midland Basin and the Eastern Shelf of the Permian Basin and the Hardeman Basin. The Company plans to continue drilling its locations in these areas. Recently the Company initiated an exploration program in the Delaware Basin and increased its activity in portions of geologic trends that the Company believes offer greater potential for lower finding costs and higher returns, including the Ellenberger and Devonian formations of the Delaware Basin and the Fusselman formation of the Midland Basin.

     As of December 31, 1997, the Company had acquired or was acquiring 1,649 square miles (1,055,360 acres) in 74 projects in the West Texas region. The Company anticipates acquiring 27 square miles (17,280 acres) of additional 3-D seismic data in this province in 1998. As of December 31, 1997, Brigham had completed 180 wells in 287 attempts (63% success rate) in the West Texas province and had found cumulative proved reserves of 19.4 net Bcfe. In 1997, the Company completed 19 wells in 34 attempts with an average working interest of 45% adding 1.7 net Bcfe of proved reserves. As of December 31, 1997, the Company had 302 3-D delineated potential drilling locations in the West Texas region, of which the Company intends to drill 31 gross (13.2 net) wells in 1998.

     One area in which the Company increased its activity is the Midland Basin, where the Company has drilled five Fusselman discoveries to date. Currently the most significant of these discoveries is the Elizabeth Rose field, with gross proved reserves estimated by the Company's independent petroleum consultants at December 31, 1997 of 1.5 MMBbls of oil. The Company has drilled five wells in this Fusselman field that were producing an aggregate of approximately 890 Bbls of oil per day in February 1998. Brigham's working interest in its five Fusselman discoveries ranges from 18.75% to 91%. In 1998 the Company has acquired 27 square miles of 3-D seismic data in three additional 3-D projects adjacent to the Elizabeth Rose field and currently retains working interests of 100% in these projects.

     The Company completed three Canyon Reef discoveries during 1997 in its Discovery Project located in the Horseshoe Atoll Trend. This project, in which Brigham currently retains a working interest of 75%, targets oil producing Canyon-age reef objectives at depths of approximately 9,500 feet. The Company's three 1997 discoveries in its Discovery Project were producing an aggregate of approximately 200 Bbls of oil and 900 Mcf of natural gas per day in February 1998. Brigham plans to drill three additional wells in its Discovery Project during 1998.

     Among Brigham's higher potential, higher risk projects in its West Texas province are its Buffalo and Longhorn projects, located in the Delaware Basin, in which the Company owns a 25% working interest. From two 3-D programs covering approximately 137 square miles acquired in 1996 and 1997, the Company has identified numerous potential 3-D delineated drilling locations and has leased over 6,400 gross (1,600 net) acres. These projects are surrounded by prolific production from the Devonian and Ellenberger formations at depths of 15,000 to 21,000 feet, in fields such as Evetts (approximately 600 Bcf of natural gas to date from 16 wells) and War Wink South (approximately 295 Bcf of natural gas to date from eight wells). The Company plans to spud a deep test in its Longhorn Project during 1998.

NATURAL GAS AND OIL RESERVES

     The Company's estimated total net proved reserves of natural gas and oil as of December 31, 1995, 1996 and 1997 and the present values attributable to these reserves as of those dates were as follows:

                                                             AS OF DECEMBER 31,
                                                        -----------------------------
                                                         1995      1996(1)     1997
                                                        -------    -------    -------
Estimated net proved reserves:
  Natural gas (MMcf)..................................    4,257     10,257     53,230
  Oil (MBbls).........................................    1,672      1,940      3,181
  Natural gas equivalent (MMcfe)......................   14,289     21,897     72,316
Proved developed reserves as a percentage of proved
  reserves............................................       80%        67%        65%
Present Value of Future Net Revenues(2) (in
  thousands)..........................................  $18,222    $44,506    $69,249
Standardized Measure of Discounted Future Net Cash
  Flows(3)(in thousands)..............................  $18,222    $44,506    $64,274

---------------

(1) Net of a sale by the Company in January 1996 of its interest in certain properties that accounted for 299 MMcf of natural gas and 272 MBbls of oil (1,931 MMcfe of proved reserves) as of December 31, 1995.

(2) The Present Value of Future Net Revenues attributable to the Company's reserves was prepared using prices in effect at the end of the respective periods presented, discounted at 10% per annum on a pre-tax basis. These amounts reflect the effects of the Company's hedging activities in the periods presented.

(3) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the present value of future net revenues after income taxes discounted at 10%. These amounts reflect the effects of the Company's hedging activities in the periods presented.

     The average prices for the Company's reserves were $1.85 per Mcf of natural gas and $18.22 per Bbl of oil as of December 31, 1995, and $3.62 per Mcf of natural gas and $24.66 per Bbl of oil as of December 31, 1996 and $2.11 per Mcf of natural gas and $16.64 per Bbl of oil as of December 31, 1997.

     In accordance with applicable requirements of the SEC, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. At December 31, 1997, the date as of which the Company's reserves and present value data were estimated, the prices of natural gas and oil on the NYMEX were $2.26 per MMBtu and $17.64 per Bbl, respectively. From January 1, 1998 through March 24, 1998, the price of natural gas on the NYMEX ranged from $2.00 per MMBtu to $2.38 per MMBtu and the price of oil on the NYMEX ranged from $13.21 per Bbl to $17.82 per Bbl. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the Company. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Uncertainty of Reserve Information and Future Net Revenue Estimates."

     Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations in the estimated reserves that may be substantial.

DRILLING ACTIVITIES

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                      1995             1996             1997
                                                  -------------    -------------    -------------
                                                  GROSS    NET     GROSS    NET     GROSS    NET
                                                  -----    ----    -----    ----    -----    ----
Exploratory Wells:
  Natural gas...................................    5       1.2      5       1.2     15       6.3
  Oil...........................................   37       8.1     22       5.2     21       7.9
  Non-productive................................   32       8.7     24       7.0     26       9.8
                                                   --      ----     --      ----     --      ----
          Total.................................   74      18.0     51      13.4     62      24.0
                                                   ==      ====     ==      ====     ==      ====
Development Wells:
  Natural gas...................................   --        --     10       1.3      4       1.6
  Oil...........................................    4       0.5      5       1.0      6       1.8
  Non-productive................................   --        --      1       0.2      1       0.6
                                                   --      ----     --      ----     --      ----
          Total.................................    4       0.5     16       2.5     11       4.0
                                                   ==      ====     ==      ====     ==      ====

     The Company does not own any drilling rigs, and the majority of its drilling activities have been conducted by industry participant operators or independent contractors under standard drilling contracts. Consistent with its business strategy, the Company has chosen to retain operations of an increasing number of the wells it drills and expects to continue to operate more wells in 1998.

PRODUCTIVE WELLS AND ACREAGE

  Productive Wells

     The following table sets forth the Company's ownership interest as of December 31, 1997 in productive natural gas and oil wells in the areas indicated.

                                          NATURAL GAS           OIL             TOTAL
                                        ---------------    -------------    -------------
                                        GROSS     NET      GROSS    NET     GROSS    NET
                                        -----    ------    -----    ----    -----    ----
Province:
  Anadarko Basin......................   43        13.0       5      1.2      48     14.2
  Gulf Coast..........................    1         0.0       5      0.1       6      0.1
  West Texas..........................    2         0.7      91     24.5      93     25.2
  Other...............................   --          --       1      0.5       1      0.5
                                         --      ------     ---     ----     ---     ----
          Total.......................   46        13.7     102     26.3     148     40.0
                                         ==      ======     ===     ====     ===     ====

     Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none had multiple completions.

  Acreage

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1997:

                                  DEVELOPED         UNDEVELOPED            TOTAL
                                --------------   -----------------   -----------------
                                GROSS     NET     GROSS      NET      GROSS      NET
                                ------   -----   -------   -------   -------   -------
Province:
  Anadarko Basin..............  16,600   7,716    75,377    32,181    91,977    39,897
  Gulf Coast..................      --      --    18,588    14,902    18,588    14,902
  West Texas..................   6,035   1,794    19,957    11,517    25,992    13,311
  Other.......................     160      80   145,295    51,546   145,455    51,626
                                ------   -----   -------   -------   -------   -------
          Total...............  22,795   9,590   259,217   110,146   282,012   119,736
                                ======   =====   =======   =======   =======   =======

     All the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless the existing leases are renewed, production has been obtained from the acreage subject to the lease prior to that date, or some other "savings clause" is implicated. The following table sets forth the minimum remaining terms of leases for the gross and net undeveloped acreage:

                                                                ACRES EXPIRING
                                                              ------------------
                                                               GROSS       NET
                                                              -------    -------
Twelve Months Ending:
  December 31, 1998.........................................  120,186     46,491
  December 31, 1999.........................................   65,254     30,857
  December 31, 2000.........................................   51,984     24,263
  Thereafter................................................   21,793      8,535
                                                              -------    -------
          Total.............................................  259,217    110,146
                                                              =======    =======

     In addition, the Company had lease options as of December 31, 1997 to acquire an additional 254,699 acres, substantially all of which expire within one year.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth the production volumes, average prices received and average production costs associated with the Company's sale of oil and natural gas for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
Production:
  Natural gas (MMcf).....................................     272       698     1,382
  Oil (MBbls)............................................     177       227       291
  Natural gas equivalent (MMcfe).........................   1,332     2,060     3,126
Average sales price(1):
  Natural gas (per Mcf)..................................  $ 1.62    $ 2.30    $ 2.56
  Oil (per Bbl)..........................................  $17.76    $19.98    $19.40
Average production expenses and taxes (per Mcfe).........  $  .69    $  .53    $  .55

---------------

(1) Reflects the results of hedging activities in the periods presented.

COSTS INCURRED

     The costs incurred in oil and natural gas acquisition, exploration and development activities are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1995      1996       1997
                                                         ------    -------    -------
Cost incurred for the year:
  Exploration..........................................  $6,893    $10,527    $29,421
  Property acquisition.................................   1,885      6,195     26,922
  Development..........................................     713      1,328      2,953
  Proceeds from participants...........................  (1,296)    (4,111)      (319)
                                                         ------    -------    -------
                                                         $8,195    $13,939    $58,977
                                                         ======    =======    =======

     Costs incurred represent amounts incurred by the Company for exploration, property acquisition and development activities. Periodically, the Company will receive reimbursement of certain costs from participants in its projects subsequent to project initiation in return for an interest in the project. These payments are described as "Proceeds from participants" in the table above.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

ITEM 4. EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1997:

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
Ben M. Brigham........................  38     Chief Executive Officer and President
Anne L. Brigham.......................  36     Executive Vice President
Jon L. Glass..........................  42     Vice President -- Exploration
Craig M. Fleming......................  40     Chief Financial Officer
David T. Brigham......................  37     Vice President -- Land and
                                               Administration, Corporate Secretary
A. Lance Langford.....................  35     Vice President -- Operations
Karen E. Lynch........................  36     Vice President and General Counsel

     Set forth below is a description of the backgrounds of the executive officers of the Company.

     Ben M. "Bud" Brigham has served as Chief Executive Officer, President and Chairman of the Board of the Company since founding the Company in 1990. From 1984 to 1990, Mr. Brigham served as an exploration geophysicist with Rosewood Resources, an independent oil and gas exploration and production company. Mr. Brigham began his career in Houston as a seismic data processing geophysicist for Western Geophysical, a provider of 3-D seismic services, after earning his B.S. in Geophysics from the University of Texas.

     Anne L. Brigham has served as Executive Vice President and a Director of the Company since its inception in 1990 and as Corporate Secretary from 1990 to February 1998. Before joining the Company full-time in 1991, Ms. Brigham practiced law in the oil and gas and real estate sections of Thompson & Knight, P.C. Ms. Brigham worked as a geologist for Hunt Petroleum Corporation, an independent oil and gas exploration and production company, for over two years before attending law school. Ms. Brigham holds a B.S. in Geology from the University of Texas and a J.D. from Southern Methodist University.

     Jon L. Glass joined the Company in 1992 and has served as Vice
President -- Exploration since 1994 and a Director of the Company since 1995. From 1984 to 1992, Mr. Glass served in various capacities with Santa Fe Minerals, an oil and gas exploration company, in a variety of staff and managerial positions mainly focused on Santa Fe Minerals' exploration activities in the midcontinent and Gulf of Mexico (onshore and offshore). During this time Mr. Glass also assisted in the development of exploration and acquisition opportunities for Santa Fe Minerals in Canada and South America. Mr. Glass' early geological experience includes three years with Mid-America Pipeline Company and two years with Texaco USA, serving mainly as a midcontinent exploration geologist. Mr. Glass holds a B.S. and an M.S. in Geology from Oklahoma State University and an M.B.A. from the University of Tulsa.

     Craig M. Fleming has served as the Chief Financial Officer of the Company since 1993. From 1990 to 1993, Mr. Fleming served as Controller of Odyssey Petroleum Co., Ltd., an independent energy company. From 1988 to 1990, Mr. Fleming served as Controller and Treasurer for Harken Exploration Company, an independent energy company. Mr. Fleming began his career with Arthur Anderson & Co. in the Oil and Gas Audit Division and is a Certified Public Accountant. Mr. Fleming holds a B.B.A. in Accounting from Texas A&M University.

     David T. Brigham joined the Company in 1992 and has served as Vice President -- Land and Administration and Corporate Secretary of the Company since February 1998. Mr. Brigham served as Vice President -- Legal of the Company from 1994 until February 1998. From 1987 to 1992, Mr. Brigham was an oil and gas attorney with Worsham, Forsythe, Sampels & Wooldridge. Before attending law school, Mr. Brigham was a landman for Wagner & Brown Oil and Gas Producers, an independent oil and gas exploration and production company. Mr. Brigham holds a B.B.A. in Petroleum Land Management from the University of Texas and a J.D. from Texas Tech School of Law.

     A. Lance Langford joined the Company as Manager of Operations in 1995 and has served as Vice President -- Operations since January 1997. From 1987 to 1995, Mr. Langford served in various engineering capacities with Meridian Oil Inc., handling a variety of reservoir, production and drilling responsibilities. Mr. Langford holds a B.S. in Petroleum Engineering from Texas Tech University.

     Karen E. Lynch joined the Company in October 1997 as General Counsel and has served as Vice President and General Counsel of the Company since February 1998. Prior to joining the Company, Ms. Lynch was a shareholder in the Dallas-based law firm of Thompson & Knight, P.C., where she practiced in the energy area since joining the firm in 1987. Ms. Lynch holds a B.B.A. in Petroleum Land Management from the University of Texas and a J.D. from the University of Oklahoma.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock (the "Common Stock") has been publicly traded on The Nasdaq Stock Market(SM) under the symbol "BEXP" since the Company's initial public offering effective May 8, 1997. The following table summarizes the high and low sales prices on The Nasdaq Stock Market(SM) for each quarterly period since the Company's initial public offering:

                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
1997:
Second Quarter (from May 9, 1997)...........................  $ 8.75    $ 7.00
Third Quarter...............................................  $14.31    $ 8.25
Fourth Quarter..............................................  $17.13    $12.00

     The closing market price of the Company's Common Stock on March 24, 1998 was $12.88 per share. As of March 24, 1998, the Company estimates that there were more than 60 record and 900 beneficial owners of the Company's Common Stock.

     No dividends have been declared or paid on the Company's Common Stock to date. The Company intends to retain all future earnings for the development of its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data."

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1993        1994      1995       1996       1997
                                                              -------     -------   -------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Natural gas and oil sales...............................  $   937     $ 2,565   $ 3,578   $  6,141   $  9,184
    Workstation revenue.....................................      467         815       635        627        637
                                                              -------     -------   -------   --------   --------
        Total revenues......................................    1,404       3,380     4,213      6,768      9,821
  Costs and expenses:
    Lease operating.........................................      111         491       761        726      1,151
    Production taxes........................................       47         126       165        362        549
    General and administrative..............................    1,433       1,785     1,897      2,199      3,570
    Depletion of natural gas and oil properties.............    4,371(1)    1,104     1,626      2,323      2,732
    Depreciation and amortization...........................      406         561       533        487        582
                                                              -------     -------   -------   --------   --------
        Total costs and expenses............................    6,368       4,067     4,982      6,097      8,584
                                                              -------     -------   -------   --------   --------
  Operating income (loss)...................................   (4,964)       (687)     (769)       671      1,237
  Other income (expense):
    Interest income.........................................        6          56       128         52        145
    Interest expense........................................     (105)       (668)     (936)    (1,173)    (1,190)
                                                              -------     -------   -------   --------   --------
        Total other income (expense)........................      (99)       (612)     (808)    (1,121)    (1,045)
  Net income (loss) before income taxes.....................   (5,063)     (1,299)   (1,577)      (450)       192
  Income tax expense, net...................................       --          --        --         --     (1,228)(2)
                                                              -------     -------   -------   --------   --------
        Net loss............................................  $(5,063)    $(1,299)  $(1,577)  $   (450)  $ (1,036)
                                                              =======     =======   =======   ========   ========
  Net loss per share -- basic/diluted.......................  $ (0.57)    $ (0.15)  $ (0.18)  $  (0.05)  $  (0.09)
                                                              =======     =======   =======   ========   ========
  Weighted average shares outstanding -- basic/diluted......    8,929       8,929     8,929      8,929     11,081
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in) operating activities.......  $  (730)    $   626   $ 1,383   $  3,710   $  9,806
  Net cash used in investing activities.....................   (6,983)     (5,463)   (8,005)   (11,796)   (57,300)
  Net cash provided by financing activities.................    7,839       4,634     7,724      7,731     47,748
OTHER FINANCIAL DATA:
  Capital expenditures......................................  $ 6,632     $ 5,445   $ 7,935     13,612   $ 57,170
  EBITDA(3).................................................     (187)        978     1,390      3,481      4,551
  Operating cash flow(4)....................................     (286)        366       582      2,360      3,506

                                                                             AS OF DECEMBER 31,
                                                              -------------------------------------------------
                                                               1993        1994      1995      1996      1997
                                                              -------     -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $   903     $   700   $ 1,802   $ 1,447   $ 1,701
  Natural gas and oil properties, net.......................    7,803      11,970    18,538    28,005    84,176
  Total assets..............................................   14,003      15,781    22,916    33,614    92,401
  Notes payable.............................................    3,000       7,950    16,000    24,000    32,000
  Total equity..............................................    6,570       5,271     3,694     3,244    43,153

---------------

(1) Includes a capitalized ceiling impairment of $3.3 million in 1993.

(2) Includes a net $1.2 million ($0.10 per share) non-cash deferred income tax charge related to the Company's conversion from a partnership to a corporation in 1997.

(3) EBITDA represents net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization expense. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(4) Operating cash flow represents net income (loss) plus DD&A expenses, deferred income taxes and other non-cash items. Operating cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities or any other measure of financial performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an independent exploration and production company that applies 3-D seismic imaging and other advanced technologies to systematically explore and develop onshore domestic oil and natural gas provinces. From inception in 1990 through December 31, 1997, Brigham has acquired 4,005 square miles of 3-D seismic, identified 1,170 potential drilling locations and drilled 370 wells delineated by 3-D seismic analysis. The Company believes this performance demonstrates a systematic methodology for finding oil and natural gas in onshore domestic oil and natural gas provinces.

     Combining its geologic and geophysical expertise with a sophisticated land effort, the Company manages the majority of its projects from conception through 3-D acquisition, processing and interpretation and leasing. Because it generates most of its projects, the Company can control the size of the working interest that it retains as well as the selection of the operator and the non-operating participants. Additionally, the Company manages the negotiation and drafting of most of its geophysical exploration agreements, resulting in reduced contract risk and more consistent deal terms. In 1995, the Company began to manage operations, on a limited basis, through the drilling and production phases. The Company had discovered an aggregate of 60.9 Bcfe of net proved reserves as of December 31, 1997. Brigham continues to increase the working interest it retains in its projects, based on capital availability and perceived risk. The Company's average working interest in its wells drilled during 1995, 1996 and 1997 was 24%, 24% and 38%, respectively.

     Expenditures made in oil and natural gas exploration vary from project to project depending primarily on the costs related to land, seismic acquisition, drilling costs and the working interest retained by the Company. Historically, the Company's participants have borne a disproportionate share of the costs of optioning available acreage and acquiring, processing and interpreting the 3-D seismic data, and the Company and its participants each bear leasing, drilling and completion costs in proportion to their ownership interests. Brigham currently intends to retain working interests between 75% and 100% in its current 3-D seismic projects, thereby reducing the financial leverage it has historically received on the costs of optioning available acreage and acquiring, processing and interpreting the 3-D seismic data and increasing its working interests during the drilling phase.

     From inception through 1993, the Company acquired 1,373 square miles of 3-D seismic in 63 projects. The majority of the Company's 3-D seismic acquisitions were concentrated in the Horseshoe Atoll and Eastern Shelf of the Permian Basin and the Hardeman Basin of West Texas. The Company drilled seventy-nine 3-D delineated wells during this period, increasing its revenues from oil and natural gas production to $936,634 in 1993. The Company's production volumes consisted of 85% oil on an equivalent basis. The Company's average working interest in these wells was 14%. In 1992, the Company increased its capacity to finance its project generation and drilling activities through a $10 million private placement of equity. This financing partially funded the Company's acquisition of 908 square miles of 3-D seismic data in 32 projects in 1993, which contributed to the Company's reserve growth in subsequent years. The Company also issued $3 million of 10% senior secured general obligation notes (the "10% Notes") in 1993.

     During 1994, the Company acquired 423 square miles of 3-D seismic in 16 projects, primarily in the Horseshoe Atoll and Eastern Shelf areas of the Permian Basin, the Hardeman Basin and the Anadarko Basin. The Company drilled seventy-three 3-D delineated wells, increasing its revenues from oil and natural gas production to $2.6 million. The Company's production volumes consisted of 84% oil on an equivalent basis. The Company's average working interest in wells drilled in 1994 was 23%. To finance its project generation and drilling activities, the Company supplemented cash flow from operations with capital from the issuance of $4.9 million of its 10% Notes and the placement of working interests in projects to industry participants. The Company's acquisition of seismic data declined in 1994 compared to previous years as the Company allocated a greater portion of its capital expenditure budget to drilling 3-D delineated locations.

     During 1995, the Company significantly expanded its efforts in the Anadarko Basin of Texas and Oklahoma by acquiring 195 square miles of 3-D seismic in four projects in this basin, and initiated its exploration program in the Gulf Coast with the Esperson Dome Project (39 square miles of 3-D seismic). The

Company also continued its efforts in the Horseshoe Atoll and Eastern Shelf areas of the Permian Basin and the Hardeman Basin by acquiring 77 square miles of 3-D seismic. The Company drilled seventy-eight 3-D delineated wells, increasing its revenues from oil and natural gas production to $3.6 million. The Company's production volumes consisted of 80% oil on an equivalent basis. The Company's average working interest in wells drilled in 1995 was 24%. To finance its project generation and drilling activities the Company supplemented cash flow from operations with capital from the issuance of $2.6 million of the 10% Notes, the issuance of $16 million principal amount of its 5% convertible unsecured subordinated notes (the "5% Notes") and the placement of working interests in projects to industry participants. The Company used $10.5 million of the proceeds from the issuance of the 5% Notes to retire the then outstanding balance of the 10% Notes.

     During 1996, the Company acquired 655 square miles of 3-D seismic data and continued to focus the majority of its 3-D exploration efforts in the Anadarko Basin and the Gulf Coast. The Company acquired 457 square miles (70%) of the 3-D seismic data in eight projects in the Anadarko Basin, making this basin the most active 3-D acquisition province for the Company in 1996. Brigham also significantly increased its Gulf Coast activity, adding eight 3-D projects, and continued to expand its operations through staff additions and opening a Houston office in January 1997. While an increasing portion of the Company's capital was dedicated to 3-D seismic and land acquisition and subsequent drilling in the Anadarko Basin and the Gulf Coast, the Company continued to allocate a significant amount of capital to the drilling of its 3-D delineated locations in the West Texas region. During 1996, the Company drilled sixty-seven 3-D delineated wells, increasing its revenues from oil and natural gas production to $6.1 million. The Company's production volumes consisted of 66% oil on an equivalent basis. The Company's average working interest in wells drilled in 1996 was 24%. The Company's fourth quarter 1996 revenue from oil and natural gas production increased to $1.9 million from $955,000 in the fourth quarter of 1995. The Company supplemented cash flow from operations with borrowings under its revolving credit facility with Bank One, Texas NA (the "Bank One Facility"), the sale of producing properties and the placement of working interests in projects to industry participants to finance its project generation and drilling activities.

     In 1997, the Company acquired 1,243 square miles of 3-D seismic data and continued to focus the majority of its 3-D exploration efforts in the Anadarko Basin and the Gulf Coast. The Company acquired 648 square miles (52%) of the 3-D seismic data in nine projects in the Anadarko Basin, making this basin the most active 3-D acquisition province for the Company again in 1997. Brigham also significantly increased its Gulf Coast activity, acquiring 412 square miles (33%) of 3-D seismic data in four projects. Reflecting a continued increase in the Company's 3-D seismic and land acquisition and subsequent drilling in the Anadarko Basin and the Gulf Coast, the Company's change in geographic focus has resulted in a larger percentage of its reserves and production consisting of natural gas. During 1997, the Company drilled seventy-three 3-D delineated wells, increasing its revenues from oil and natural gas production to $9.1 million. The Company's production volumes consisted of 44% natural gas on an equivalent basis. The Company's average working interest in wells drilled in 1997 was 38%. The Company's fourth quarter 1997 revenue from oil and natural gas production increased to $3.2 million from $1.9 million in the fourth quarter of 1996, while its production volumes consisted of 53% natural gas during the fourth quarter 1997 as compared with 36% during the prior year period. The Company supplemented cash flow from operations with borrowings under its Bank One Facility, $25 million of equity capital raised in its initial public offering of common stock in May 1997 and the placement of working interests in projects to industry participants to finance its project generation, property acquisition and drilling activities.

     The Company uses the full-cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in the amortizable base of the "full-cost pool" as incurred. Upon the interpretation by the Company of the 3-D seismic data associated with unproved properties, the geological and geophysical costs of acreage that is not specifically identified as prospective are transferred to the amortizable base. Geological and geophysical costs associated with prospective acreage, as well as leasehold costs, are transferred to the amortizable base when the prospects are drilled. The Company records depletion of its full-cost pool using the unit of production method. To the extent that the costs capitalized in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves plus the capitalized cost of unproved properties, such costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversed at a later date. See Note 2 of Notes to the Consolidated Financial Statements.

     In connection with the exchange prior to the Company's initial public offering of interests in the Company's predecessor partnership of shares of the Company's Common Stock (the "Exchange") in 1997, the Company issued options to purchase 644,097 shares of Common Stock to certain of its officers and employees. The Company recorded an unearned stock compensation balance of $1.9 million in the first quarter 1997, of which approximately one-half will be added to the amortizable base of the full-cost pool over the vesting period of the options and the balance will be recorded as a noncash compensation expense over the vesting period of the options. As a result, the Company expects to incur unearned stock compensation amortization expenses of approximately $272,000 in 1998, $159,000 in 1999 and an aggregate of $192,000 in the four years thereafter.

     The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Exchange. The Company is a taxable entity. In connection with the Exchange on February 27, 1997, the Company incurred a $5 million charge to record a deferred income tax liability to recognize the differences between the financial statement basis and tax basis of the Company's predecessor partnership's natural gas and oil properties at the date of the Exchange, given the provisions of enacted tax laws. During the fourth quarter 1997, the Company elected to record a step-up in the basis of its assets for tax purposes as a result of the Exchange. Due to this election, the Company recorded a $3.8 million non-cash deferred income tax benefit during the fourth quarter 1997, which resulted in a net $1.2 million non-cash deferred income tax charge for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods presented.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Production:
  Natural gas (MMcf)........................................     272       698     1,382
  Oil (MBbls)...............................................     177       227       291
  Natural gas equivalent (MMcfe)............................   1,332     2,060     3,126
Average sales prices per unit (1):
  Natural gas (per Mcf).....................................  $ 1.62    $ 2.30    $ 2.56
  Oil (per Bbl).............................................   17.76     19.98     19.40
  Natural gas equivalent (per Mcfe).........................    2.69      2.98      2.94
Costs and expenses per Mcfe:
  Lease operating...........................................  $ 0.57    $ 0.35    $ 0.37
  General and administrative................................    1.42      1.07      1.14
  Depletion of oil and natural gas properties...............    1.22      1.13      0.87

---------------

(1) Reflects the effects of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Other Matters -- Hedging Activities."

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Natural gas and oil sales. Natural gas and oil sales increased 50% from $6.1 million in 1996 to $9.2 million in 1997. Production volume increases accounted for $3.2 million (104%) of this increase and were offset by $134,000 (4%) from a decrease in the average sales price received for natural gas and oil. Production volumes for natural gas increased 98% from 698,036 Mcf in 1996 to 1,381,996 Mcf in 1997. The average price received for natural gas increased 11% from $2.30 per Mcf in 1996 to $2.56 per Mcf in 1997. Production volumes for oil increased 28% from 226,925 Bbls in 1996 to 290,624 Bbls in 1997. The average price received for oil decreased 3% from $19.98 per Bbl in 1996 to $19.40 per Bbl in 1997. Oil and natural gas sales were increased by production from 46 wells completed in 1997, which was partially offset by the natural decline of existing production. Hedging activities in 1997 reduced the amount by which oil revenues increased by $6,191, compared to a decrease in oil revenues of $301,280 as a result of hedging activities in 1996.

     Workstation revenue. Workstation revenue increased 2% from $627,255 in 1996 to $636,702 in 1997. Workstation revenue is recognized by Brigham as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by the Company on its 3-D seismic interpretation workstations. The Company expects workstation revenue to decline in 1998 due to the Company's increasing its working interest in the square miles of 3-D seismic acquired beginning in 1997, reducing the net hours billed to its participants.

     Lease operating expenses. Lease operating expenses increased 59% from $725,785 ($.35 per Mcfe) in 1996 to $1,151,238 ($.37 per Mcfe) in 1997. The
increase was primarily due to an increase in producing wells during the year.

     General and administrative expenses. General and administrative expenses increased 62% from $2.2 million ($1.07 per Mcfe) in 1996 to $3.6 million ($1.14 per Mcfe) in 1997. Approximately $300,000 of the increase in 1997 resulted from nonrecurring expenses related to the Company's relocation of its corporate headquarters from Dallas, Texas to Austin, Texas, and the balance was primarily attributable to the hiring of additional personnel and related expenses necessary to manage the Company's growing operations. The increase in the per unit rate was a result of a greater increase in aggregate general and administrative expenses than oil and natural gas production volumes from 1996 to 1997 due to the aforementioned factors. The Company does not expect general and administrative expenses to increase significantly in 1998 and expects the per unit rate to decrease due to an anticipated continuation of increases in natural gas and oil production volumes throughout the year.

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 18% from $2.3 million ($1.13 Mcfe) in 1996 to $2.7 million ($0.87 Mcfe) in 1997 as a result of higher production volumes. The per unit amount decreased due to the addition of proved reserves during 1997.

     Interest expense. Interest expense was essentially unchanged from 1996 to 1997 as the Company's lower average outstanding debt balance in 1997 was offset by a higher effective average interest rate. The weighted average outstanding debt balance decreased 45% from $19.7 million in 1996 to $10.8 million in 1997. The effective average interest rate increased 83% from 5.7% in 1996 to 10.5% in 1997. The decrease in the weighted average outstanding debt balance and increase in the effective average interest rate resulted primarily from the conversion of the 5% Notes in February 1997, the retirement of $13.3 million of borrowings under the Bank One Facility in connection with the Company's May 1997 initial public offering and $32 million of borrowings incurred under the Bank One Facility subsequent to the Company's initial public offering to fund the Company's increased exploration activity and its $13.5 million acquisition of properties from Mobil adjacent to its West Bradley 3-D Project area. The Bank One Facility had an effective interest rate of 8.8% at December 31, 1997.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Natural gas and oil sales. Natural gas and oil sales increased 72% from $3.6 million in 1995 to $6.1 million in 1996. Of this increase, $2.0 million or 76% was attributable to an increase in production, and $607,894 or 24% was attributable to an increase in the average sales price received for natural gas and oil. Production volumes for natural gas increased 157% from 271,707 Mcf in 1995 to 698,036 Mcf in 1996. The average price received for natural gas increased 42% from $1.62 Mcf in 1995 to $2.30 Mcf in 1996. Production volumes for oil increased 28% from 176,693 Bbls in 1995 to 226,925 Bbls in 1996. The average price received for oil increased 13% from $17.76 Bbl in 1995 to $19.98 per Bbl in 1996. Natural gas and oil sales were increased by production from 42 wells completed in 1996, which was partially offset by the sale of certain producing properties in January 1996 and the natural decline of existing production. Hedging activities in 1996 reduced the amount by which oil revenues increased by $301,280, compared to an increase in oil revenues of $40,849 as a result of hedging activities in 1995.

     Workstation revenue. Workstation revenue decreased 1% from $635,401 in 1995 to $627,255 in 1996, primarily as a result of a decrease in the rate at which 3-D seismic data were acquired in 1995 and interpreted in 1996. Workstation revenue is recognized by Brigham as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by the Company on its 3-D seismic interpretation workstations.

     Lease operating expenses. Lease operating expenses decreased 5% from $760,784 ($.57 Mcfe) in 1995 to $725,785 ($.35 Mcfe) in 1996. The decrease was primarily due to the sale of certain producing properties in January 1996 partially offset by an increase in producing wells. The decrease in the per unit rate was a result of the sale of higher cost oil wells in January 1996 and an increase in the percentage of production from natural gas wells.

     General and administrative expenses. General and administrative expenses increased 16% from $1.9 million ($1.42 Mcfe) in 1995 to $2.2 million ($1.07
Mcfe) in 1996. Approximately $110,000 of the increase in 1996 resulted from salary increases for employees, and the remainder was primarily attributable to an increase in third-party consulting fees. The decrease in the per unit rate was a result of the increase in oil and natural gas production from 1995 to 1996.

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 43% from $1.6 million ($1.22 Mcfe) in 1995 to $2.3 million ($1.13 Mcfe) in 1996 as a result of higher production volumes.

     Interest expense. Interest expense increased 25% from $936,266 in 1995 to $1.2 million in 1996. This increase was due to a higher average outstanding debt balance in 1996, which was partially offset by a lower effective interest rate. The weighted average outstanding debt balance increased 71% from approximately $11.5 million in 1995 to $19.7 million in 1996. The effective interest rate decreased 25% from 7.6% in 1995 to 5.7% in 1996. The increase in the weighted average outstanding debt balance and decrease in the effective interest rate resulted primarily from the retirement of the 10% Notes and the issuance of $16 million in principal amount of the 5% Notes in August 1995. The Company entered into the Bank One Facility in April 1996, which had an effective interest rate of 7.9% at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital have been revolving credit facility and other debt borrowings, public and private equity financing, the sale of interests in projects and funds generated by operations. The Company's primary capital requirements are 3-D seismic and land acquisition costs and drilling expenditures.

     Revolving Credit Facilities. In April 1996, the Company entered into a revolving credit facility with Bank One, Texas, NA. This facility had a three-year term and was subject to certain borrowing base limitations. The Company had borrowings outstanding under the Bank One Facility of $32 million as of December 31, 1997. The Company retired the Bank One Facility in January 1998 with borrowings under its Bank of Montreal Facility.

     In January 1998, Brigham entered into a new reserve-based credit agreement (the "Bank of Montreal Facility") with Bank of Montreal, providing for current borrowing availability of $75 million. The current borrowing base of $75 million will be available to the Company until January 31, 1999, when the availability under the facility will be redetermined by Bank of Montreal based on the Company's then proved reserve value. The Company, at its option, can have the availability under the facility redetermined based on its current proved reserve value at any time prior to January 31, 1999. Principal outstanding under the Bank of Montreal Facility is due at maturity on January 26, 2001 with interest due monthly. The interest rate for borrowings under the Bank of Montreal Facility is either the lender's base rate or LIBOR plus 2.25%, at the Company's option. Borrowings under the facility currently bear interest at an annual rate of approximately 7.9%. The Company is subject to typical covenants and restrictions under the terms of the Bank of Montreal

Facility. The Company's obligations under the Bank of Montreal Facility are secured by substantially all of the oil and natural gas properties of the Company. See Note 5 of Notes to the Consolidated Financial Statements.

     The Company used a portion of the funds available under Bank of Montreal Facility to repay the $32 million in borrowings outstanding at December 31, 1997 under its Bank One Facility, and it expects to utilize the remaining borrowing capacity under the Bank of Montreal Facility together with cash flows from operations to fund its budgeted capital expenditures in 1998.

     5% Notes. In August 1995, the Company entered into a note purchase agreement with RIMCO under which RIMCO purchased $16 million in convertible subordinated notes due September 1, 2002. These notes were unsecured and bore interest at 5% per annum, of which 3% was currently payable and 2% was deferred and payable at the maturity date. The balance outstanding under the 10% Notes was retired with a portion of the proceeds from the issuance of the $16 million in principal amount of the 5% Notes. RIMCO converted these notes and the deferred interest thereon into a 19.65% equity interest in the Company in February 1997. See Note 5 of Notes to the Consolidated Financial Statements.

  Cash Flow Analysis

     Cash Flows from Operating Activities. Cash flows provided by operating activities were $9.8 million in 1997, $3.7 million in 1996, and $1.4 million in 1995. The increase in cash flows for 1997 compared to 1996 was due primarily to an increase in oil and natural gas revenues, net of lease operating expenses, production taxes and general and administrative expenses, and changes in balance sheet items. The increase in cash flows for 1996 compared to 1995 was due primarily to an increase in oil and natural gas revenues, net of lease operating expenses, production taxes and general and administrative expenses.

     Cash Flows from Investing Activities. Cash flows used in investing activities increased to $57.3 million in 1997 compared to $11.8 million in 1996 and $8.0 million in 1995. These increases are directly related to an increase in capital expenditures. Capital expenditures were $57.2 million in 1997, $13.6 million in 1996 and $7.9 million in 1995. The Company acquired 1,243 square miles of 3-D seismic data in 1997, 655 square miles in 1996, and 311 square miles in 1995. The Company's drilling efforts resulted in the successful completion of 46 wells (17.6 net) in 1997, 42 wells (8.7 net) in 1996 and 46 wells (9.9 net) in 1995, which resulted in aggregate net increases in proved reserve volumes of 32.4 Bcfe in 1997, 11.3 Bcfe in 1996 and 6.0 Bcfe in 1995. In addition, the Company sold certain producing properties in 1996 for $2.1 million and acquired certain producing properties and related interests in 1997 for $13.5 million.

     Cash Flows from Financing Activities. Cash flows from financing activities for 1997 were $47.7 million, primarily as a result of borrowings under the Bank One Facility and proceeds from the common stock sold in the Company's initial public offering. Cash flows from financing activities for 1996 were $7.7 million, primarily as a result of borrowings under the Bank One Facility. Cash flows from financing activities for 1995 were $7.7 million, primarily a result of the issuance of the 5% Notes offset by the net repayment of the $7.9 million outstanding balance on the 10% Notes.

  Capital Expenditures

     The Company estimates capital expenditures in 1998 will be approximately $57.5 million. The Company expects to incur these capital expenditures primarily to drill 100 gross (42.4 net) planned wells, acquire approximately 970 square miles of 3-D seismic data and continue to add to and upgrade its 3-D seismic interpretation hardware and software. The actual number of wells drilled and square miles acquired may differ significantly from these estimates. See "Item
2. Properties -- Primary Exploration Provinces" and "-- Forward Looking Information".

     Due to the Company's active 3-D seismic acquisition and drilling programs, the Company has experienced and expects to continue to experience substantial working capital requirements. While the Company believes that cash flow from operations and borrowings under the Bank of Montreal Facility should allow the Company to finance its operations at least through 1998 based on current conditions, additional financing may be required in the future to fund the Company's 3-D seismic acquisition and drilling programs. In the event additional financing is not available, the Company may be required to curtail these activities.

OTHER MATTERS

  Hedging Activities

     The Company believes that hedging, although not free of risk, allows the Company to reduce its exposure to oil and natural gas sales price fluctuations and to thereby achieve more predictable cash flows. However, hedging arrangements, when utilized, limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in commodity prices. The Company expects that the amount of its hedges will vary from time to time. See "-- Risk Factors -- Risk of Hedging Activities."

     In 1995 the Company, in an attempt to reduce its sensitivity to volatile commodity prices, began using crude oil swap arrangements resulting in a fixed price over a period of six months. Total oil purchased and sold subject to swap arrangements entered into by the Company was 118,150 Bbls in 1996 and 54,900 Bbls in 1995. The Company accounts for all these transactions as hedging activities and, accordingly, adjusts the price received for oil and natural gas production during the period the hedged transactions occur. Adjustments to the price received for oil under these swap arrangements resulted in an increase in oil revenues of $40,849 in 1995 and a decrease in oil revenues of $301,280 in 1996 and $6,191 in 1997. As of December 31, 1997, the Company had no hedging contracts outstanding.

     In February 1998, the Company entered into a hedging contract whereby 10 MMBtu per day of natural gas is purchased and sold subject to a fixed price swap agreement for monthly periods from April 1998 through October 1999. Pursuant to these arrangements the Company exchanges a floating market price for a fixed contract price. Payments are made by the Company when the floating price exceeds the fixed price for a contract month and payments are received when the fixed price exceeds the floating price. Settlements on these swaps are based on the difference between the ANR Pipeline Co. -- Oklahoma index price (as published in Inside FERC's Gas Market Report) for a contract month and the fixed contract price for the same month. Total natural gas subject to this hedging contract is 2,750,000 MMBtu in 1998 and 3,040,000 MMBtu in 1999.

  Effects of Inflation and Changes in Prices

     The Company's results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in revenues as well as the operating costs that the Company is required to bear for operations. Inflation has had a minimal effect on the Company.

  Environmental and Other Regulatory Matters

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and marketing of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company's financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity. See " -- Risk
Factors -- Compliance with Environmental Regulations," and "Item 1.
Business -- Governmental Regulation" and "-- Environmental Matters."

FORWARD LOOKING INFORMATION

     Brigham or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 1998 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, the ability of the Company to successfully integrate the business and operations of acquired companies, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

RISK FACTORS

     Dependence on Exploratory Drilling Activities. The Company's revenues, operating results and future rate of growth are highly dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Despite the use of 3-D seismic and other advanced technologies, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in those structures. In addition, the use of 3-D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular province will not decline. Unsuccessful drilling activities could have a material adverse effect on the Company's results of operations and financial condition. The Company often gathers 3-D seismic data over large areas. The Company's interpretation of data delineates those portions of an area desirable for drilling. Therefore, the Company may choose not to acquire option and lease rights prior to acquiring seismic and, in many cases, the Company may identify a drilling location before seeking option or lease rights in the location. Although the Company has identified numerous potential drilling locations, there can be no assurance that they will ever be leased or drilled or that natural gas or oil will be produced from these or any other potential drilling locations.

     Volatility of Oil and Natural Gas Prices. The Company's revenues, operating results and future rate of growth are highly dependent upon the prices received for the Company's oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Various factors beyond the control of the Company will affect prices of its oil and natural gas, including worldwide and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil-producing regions, the price and level of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes, and the overall economic environment. During 1997, the high and low prices for oil on the NYMEX were $26.62 per Bbl and $17.60 per Bbl, and the high and low prices for natural gas on the NYMEX were $3.79 per MMBtu and $1.78 per MMBtu. From January 1, 1998 through March 24, 1998, the price of oil on the NYMEX ranged from $13.21 per Bbl to $17.82 per Bbl and the price of natural gas on the NYMEX ranged from $2.00 per MMBtu to $2.38 per MMBtu. It is impossible to predict future oil and natural gas price movements with certainty. Declines in natural gas and oil prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower natural gas and oil prices also may reduce the amount of natural gas and oil that the Company can produce economically. Any significant decline in the price of natural gas or oil would adversely affect the Company's revenues and operating income and may require a reduction in the carrying value of the Company's natural gas and oil properties. See "Item 1. Business -- Competition."

     Risks Associated with Management of Growth and Implementation of Growth Strategy. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. As the Company increases the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. In addition, the Company has only limited experience operating and managing field operations, including drilling, and there can be no assurances that the Company will be successful in doing so. Any increase in the Company's activities as an operator will increase its exposure to operating hazards. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including difficulties in recruiting and retaining geophysicists, geologists, engineers and sufficient numbers of qualified personnel to enable the Company to expand its role in the drilling and production phase, or the reduced availability of seismic gathering, drilling or other services in the face of growing demand, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Historical Operating Losses and Variability of Operating Results. The Company had net losses of approximately $5.1 million in 1993, $1.3 million in 1994, $1.6 million in 1995, $450,000 in 1996 and $1.0 million (including a net $1.2 million non-cash deferred income tax charge incurred in connection with the Company's conversion from a partnership to a corporation) in 1997. The Company has incurred net losses in each year of operation, and there can be no assurance that the Company will be profitable in the future. At December 31, 1997, the Company's retained earnings were $26,000 and its total stockholders' equity was $43.2 million. In addition, the Company's future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of drilling success, rates of production from completed wells and the timing of capital expenditures. This variability could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from operating activities could limit the Company's ability to invest and participate in economically attractive projects. See "Item 6. Selected Financial Data."

     Reserve Replacement Risk. In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is highly dependent upon its ability to economically find, develop or acquire reserves in commercial quantities. The business of exploring for or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The Company participates in a substantial percentage of its wells as non-operator. The failure of an operator of the Company's wells to adequately perform operations, or an operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration and development activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs could also increase.

     Operating Hazards and Uninsured Risks. The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. The Company generally maintains insurance for the hazards and risks inherent in drilling for and producing and transporting oil and natural gas and believes this insurance is adequate. Nevertheless, the occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable. See "Item 2. Properties -- Operating Hazards and Uninsured Risks."

     Uncertainty of Reserve Information and Future Net Revenue
Estimates. Numerous uncertainties are inherent in estimating quantities of proved reserves and their values, including many factors beyond the Company's control. The reserve information herein is an estimate only. Although the Company believes these estimates are reasonable, reserve estimates are imprecise and are expected to change as additional information becomes available. Estimates of oil and natural gas reserves by necessity are projections based on engineering data, and uncertainties are inherent in the interpretation of this data, the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geologic interpretation, and judgment. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Moreover, there can be no assurance that the Company's reserves will ultimately be produced or that the Company's proved undeveloped reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity and value of the Company's reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. See "Item 2. Properties -- Oil and Natural Gas Reserves."

     The Present Value of Future Net Revenues referred to herein should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. At December 31, 1997, the date of the estimate of the Company's reserves and present value data, the prices of natural gas and oil on the NYMEX were $2.26 per MMBtu and $17.64 per Bbl, respectively. From January 1, 1998 through March 24, 1998, the price of natural gas on the NYMEX ranged from $2.00 per MMBtu to $2.38 per MMBtu and the price of oil on the NYMEX ranged from $13.21 per Bbl to $17.82 per Bbl. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers, and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the 10% discount factor, which must be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

     Competition. The Company operates in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing its oil and natural gas production, as well as in seeking to acquire the equipment and expertise necessary to operate and develop those properties, the Company faces intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies. Many of these competitors have financial and other resources substantially in excess of those available to the Company. The effects of this highly competitive environment could have a material adverse effect on the Company. See "Item 1. Business -- Competition."

     Compliance with Government Regulations. The Company's business is subject to federal, state and local laws and regulations relating to the exploration for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Although the Company believes it is in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Significant expenditures may be required to comply with governmental laws and regulations. See "Item 1. Business -- Governmental Regulation."

     Compliance with Environmental Regulations. The Company's operations are subject to complex environmental laws and regulations adopted by federal, state and local governmental authorities. Environmental laws and regulations are frequently changed. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of natural gas, oil, or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition. See "Item 1.
Business -- Environmental Matters."

     Risk of Hedging Activities. In an attempt to reduce its sensitivity to energy price volatility, the Company uses swap arrangements that generally result in a fixed price over a period of six to eighteen months. If the Company's reserves are not produced at rates equivalent to the hedged position, the Company would be required to satisfy its obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which the Company enters into hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used by the Company and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage the risk associated with fluctuations in oil and natural gas prices. Additionally, hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices. In addition, hedging contracts are subject to the risk that the other party may prove unable or unwilling to perform its obligations under such contracts. Any significant nonperformance could have a material adverse financial effect on the Company. For the year ended December 31, 1997, the Company realized a reduction in revenues attributable to oil hedges of $6,191. See "-- Other Matters -- Hedging Activities."

     Marketability of Production. The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. The Company generally delivers natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. Any dramatic change in market factors could have a material adverse effect on the Company.

     Dependence on Key Personnel. The Company has assembled a team of geologists, geophysicists and engineers having considerable experience applying 3-D imaging technology. The Company is dependent upon the knowledge, skills and experience of these experts to provide 3-D imaging and assist the Company in reducing the risks associated with its participation in oil and natural gas exploration projects. In addition, the success of the Company's business also depends to a significant extent upon the abilities and continued efforts of its management, particularly Ben M. Brigham, the Company's Chief Executive Officer, President and Chairman of the Board. The Company has an employment agreement with Ben M. Brigham, but does not have an employment agreement with any of its other employees. The Company has key man life insurance on Mr. Brigham in the amount of $2.0 million. The loss of services of key management personnel or the Company's technical experts, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's business, financial condition, results of operations, development efforts and ability to grow. There can be no assurance that the Company will be successful in attracting and retaining such executives, geophysicists, geologists and engineers. See "Item 1. Management -- Directors and Executive Officers" and "Business -- Exploration Staff."

     Control by Existing Stockholders. As of March 24, 1998, directors, executive officers and principal stockholders of the Company, and certain of their affiliates, beneficially owned approximately 72% of the Company's outstanding Common Stock. Accordingly, these stockholders, as a group, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Certificate of Incorporation or Bylaws and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons make it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in the management or voting control of the Company.

     Certain Antitakeover Considerations. The Company's Certificate of Incorporation authorizes the Board of Directors of the Company to issue up to
10.0 million shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. These provisions, alone or in combination with the matters described in "Risk Factors -- Control by Existing Stockholders," may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of Common Stock. The Company also is subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 -- Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its annual meeting of stockholders to be held on May 29, 1998. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1997.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements:

             See Index to Consolidated Financial Statements on page F-1.

         2. Financial Statement Schedules:

             See Index to Consolidated Financial Statements on page F-1.

         3. Exhibits: The following documents are filed as exhibits to this report:

         NUMBER                                  DESCRIPTION
         ------                                  -----------
         2.1             -- Exchange Agreement (filed as Exhibit 2.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         3.1             -- Certificate of Incorporation (filed as Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
         3.2             -- Bylaws (filed as Exhibit 3.2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         4.1             -- Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.1             -- Agreement of Limited Partnership, dated May 1, 1992,
                            between Brigham Exploration Company and General Atlantic
                            Partners III, L.P. as general partners, and Harold D.
                            Carter and GAP-Brigham Partners, L.P. as limited partners
                            (filed as Exhibit 10.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.1.1           -- Amendment No. 1 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated May 1, 1992, by and among
                            Brigham Exploration Company, General Atlantic Partners
                            III, L.P., GAP-Brigham Partners, L.P. and Harold D.
                            Carter (filed as Exhibit 10.1.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.1.2           -- Amendment No. 2 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated September 30, 1994, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter and the additional signatories thereto (filed as
                            Exhibit 10.1.2 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.1.3           -- Amendment No. 3 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated August 24, 1995, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter, Craig M. Fleming, David T. Brigham and Jon L.
                            Glass (filed as Exhibit 10.1.3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.2             -- Agreement of Limited Partnership of Venture Acquisitions,
                            L.P., dated September 23, 1994, by and between Quest
                            Resources, L.L.C. and RIMCO Energy, Inc. as general
                            partners, and RIMCO Production Company, Inc., RIMCO
                            Exploration Partners, L.P. I and RIMCO Exploration
                            Partners, L.P. II, as limited partners (filed as Exhibit
                            10.2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.3             -- Regulations of Quest Resources, L.L.C. (filed as Exhibit
                            10.3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.4             -- Management and Ownership Agreement, dated September 23,
                            1994, by and among Brigham Oil & Gas, L.P., Brigham
                            Exploration Company, General Atlantic Partners III, L.P.,
                            Harold D. Carter, Ben M. Brigham and GAP-Brigham
                            Partners, L.P. (filed as Exhibit 10.4 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.5*            -- Consulting Agreement, dated May 2, 1995, by and between
                            Brigham Oil & Gas, L.P. and Harold D. Carter (filed as
                            Exhibit 10.6 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.6*            -- Employment Agreement, by and between Brigham Exploration
                            Company and Ben M. Brigham (filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.7*            -- Form of Confidentiality and Noncompete Agreement between the Registrant and each of its executive officers (filed
                            as Exhibit 10.8 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.8*            -- 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.9 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.1*          -- Form of Option Agreement for certain executive officers
                            (filed as Exhibit 10.9.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.2*          -- Option Agreement dated as of March 4, 1997, by and
                            between Brigham Exploration company and Jon L. Glass
                            (filed as Exhibit 10.9.2 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.9*            -- Incentive Bonus Plan dated as of February 28, 1997 of
                            Brigham, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.10            -- Two Bridgepoint Lease Agreement, dated September 30,
                            1996, by and between Investors Life Insurance Company of
                            North America and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.14 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.11            -- Anadarko Basin Seismic Operations Agreement, dated
                            February 15, 1996, by and between Brigham Oil & Gas, L.P.
                            and Veritas Geophysical, Ltd. (filed as Exhibit 10.15 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.11.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement, dated June 10, 1996, between Brigham Oil &
                            Gas, L.P. and Veritas Geophysical, Ltd. (filed as Exhibit
                            10.15.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.12            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Gasco
                            Limited Partnership. (filed as Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.12.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated October 21, 1996, between Brigham Oil &
                            Gas, L.P. and Gasco Limited Partnership (filed as Exhibit
                            10.16.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.13            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Middle
                            Bay Oil Company, Inc. (filed as Exhibit 10.17 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.13.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated September 26, 1996, between Brigham Oil
                            & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as
                            Exhibit 10.17.1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.13.2          -- Letter Amendment to Expense Allocation and Participation
                            Agreement, dated May 20, 1996, between Brigham Oil & Gas,
                            L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit
                            10.17.2 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.14            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and among Stephens Production Company and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.18 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.15            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and between Vintage Petroleum, Inc. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.19 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.16            -- Processing Alliance Agreement, dated July 20, 1993,
                            between Veritas Seismic Ltd. and Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.20 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.16.1          -- Letter Amendment to Processing Alliance Agreement, dated
                            November 3, 1994, between Veritas Seismic Ltd. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.20.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.17            -- Agreement and Assignment of Interest, West Bradley
                            Project, dated September 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.21 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.18            -- Agreement and Assignment of Interests in lands located in
                            Grady County, Oklahoma, West Bradley Project, dated
                            December 1, 1995, by and between Aspect Resources Limited
                            Liability Company, Brigham Oil & Gas, L.P. and Venture
                            Acquisitions, L.P. (filed as Exhibit 10.22 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.19            -- Agreement and Assignment of Interests, West Bradley
                            Project, dated December 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.23 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.20            -- Geophysical Exploration Agreement, Hardeman Project,
                            Hardeman and Wilbarger Counties, Texas and Jackson
                            County, Oklahoma, dated March 15, 1993 by and among
                            General Atlantic Resources, Inc., Maynard Oil Company,
                            Ruja Muta Corporation, Tucker Scully Interests Ltd., JHJ
                            Exploration, Ltd., Cheyenne Petroleum Company, Antrim
                            Resources, Inc., and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.24 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.21            -- Agreement and Partial Assignment of Interests in OK13-P
                            Prospect Area, Jackson County, Oklahoma (Hardeman
                            Project), dated August 1, 1995, by and between Brigham
                            Oil & Gas, L.P. and Aspect Resources Limited Liability
                            Company (filed as Exhibit 10.25 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.22            -- Agreement and Partial Assignment of Interests in Q140-E
                            Prospect Area, Hardeman County, Texas (Hardeman Project),
                            dated August 1, 1995, by and between Brigham Oil & Gas,
                            L.P. and Aspect Resources Limited Liability Company
                            (filed as Exhibit 10.26 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.23            -- Agreement and Partial Assignment of Interests in Hankins
                            #1 Chappel Prospect Agreement, Jackson County, Oklahoma
                            (Hardeman Project), dated March 21, 1996, by and between
                            Brigham Oil & Gas, L.P., NGR, Ltd. and Aspect Resources
                            Limited Liability Company (filed as Exhibit 10.27 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.24            -- Form of Indemnity Agreement between the Registrant and
                            each of its executive officers (filed as Exhibit 10.28 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.25            -- Registration Rights Agreement dated February 26, 1997 by and among Brigham Exploration Company, General Atlantic
                            Partners III L.P., GAP-Brigham Partners, L.P., RIMCO
                            Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO
                            Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham,
                            Harold D. Carter, Craig M. Fleming, David T. Brigham and
                            Jon L. Glass (filed as Exhibit 10.29 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.26            -- 1997 Director Stock Option Plan (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.27            -- Form of Employee Stock Ownership Agreement (filed as
                            Exhibit 10.31 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.28            -- Agreement and Assignment of Interest in Geophysical
                            Exploration Agreement, Esperson Dome Project, dated
                            November 1, 1994, by and between Brigham Oil & Gas, L.P.
                            and Vaquero Gas Company (filed as Exhibit 10.33 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.29            -- Geophysical Exploration Agreement, Southwest Danbury
                            Project, Brazoria County, Texas, dated as of July 1,
                            1996, by and among UNEXCO, Inc. and Brigham Oil & Gas,
                            L.P. (filed as Exhibit 10.34 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.30            -- Geophysical Exploration Agreement, Welder Project, Duval
                            County, Texas, dated as of October 1, 1996, by and among
                            UNEXCO, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.35 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.31            -- Proposed Trade Structure, RIMCO/Tigre Project, Vermillion
                            Parish, Louisiana, among Brigham Oil & Gas, L.P., Tigre
                            Energy Corporation and Resource Investors Management
                            Company (filed as Exhibit 10.36 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.31.1          -- Letter relating to Proposed Trade Structure, RIMCO/Tigre
                            Project, dated January 31, 1997, from Resource Investors
                            Management Company to Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.36 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.32            -- Anadarko Basin Seismic Operations Agreement II, dated as of April 1, 1997, by and between Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.37 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.32.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement II, dated March 20, 1997, between Brigham Oil &
                            Gas, L.P. and Veritas DGC Land, Inc. (filed as Exhibit
                            10.37 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.33            -- Expense Allocation and Participation Agreement II, dated
                            April 1, 1997, between Brigham Oil & Gas, L.P., and Gasco
                            Limited Partnership (filed as Exhibit 10.31 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997, and incorporated herein by
                            reference).
        10.36            -- Credit Agreement dated as of January 26, 1998 among
                            Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and
                            the lenders signatory thereto.
        21               -- Subsidiaries of the Registrant.
        27               -- Financial Data Schedule.

---------------

* Management contract or compensatory plan.

     (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

          Current Report on Form 8-K filed January 23, 1998.

                         GLOSSARY OF OIL AND GAS TERMS

     The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this Prospectus.

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

     Bcf. One billion cubic feet.

     Bcfe. One billion cubic feet of natural gas equivalent. In reference to natural gas, natural gas equivalents are determined using the ratio of 6 Mcf of natural gas to 1 Bbl of oil, condensate of natural gas liquids.

     CAEX. Computer-aided exploration.

     Completion. The installation of permanent equipment for the production of oil or natural gas.

     Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     Development Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     Drilling Costs. The costs associated with drilling and completing a well (exclusive of seismic and land acquisition costs for that well and future development costs associated with proved undeveloped reserves added by the well) divided by total proved reserve additions.

     Dry Well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of an oil or gas well.

     Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     Finding and Development Costs. Capital costs incurred in the acquisition, exploration and development of proved oil and natural gas reserves divided by proved reserve additions.

     Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which the Company has a working interest.

     MBbl. One thousand barrels of oil or other liquid hydrocarbons.

     Mcf. One thousand cubic feet of natural gas.

     Mcfe. One thousand cubic feet of natural gas equivalent.

     MMBbl. One million barrels of oil or other liquid hydrocarbons.

     MMBtu. One million Btu, or British Thermal Units. One British Thermal Unit is the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     MMcf. One million cubic feet of natural gas.

     MMcfe. One million cubic feet of natural gas equivalent.

     Net Acres or Net Wells. Gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

     Net Production. Production that is owned by the Company less royalties and production due others.

     Oil. Crude oil or condensate.

     Operator. The individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

     Present Value of Future Net Revenues or PV-10. The pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

     Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved Reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

     Royalty. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

     Spud. Start drilling a new well (or restart).

     Standardized Measure of Discounted Future Net Cash Flows. The aftertax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

     Success Rate. The number of wells on which production casing has been run for a completion attempt as a percentage of the number of wells drilled.

     2-D Seismic. The method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

     3-D Seismic. The method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

     Working Interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 25, 1998.

                                            BRIGHAM EXPLORATION COMPANY

                                            By:     /s/ BEN M. BRIGHAM
                                              ----------------------------------
                                                        Ben M. Brigham
                                                 Chief Executive Officer and
                                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 25, 1998, by the following persons on behalf of the Registrant and in the capacity indicated.

                  SIGNATURE                                          TITLE
                  ---------                                          -----

             /s/ BEN M. BRIGHAM                  Chief Executive Officer, President and
---------------------------------------------      Chairman of the Board
               Ben M. Brigham

             /s/ ANNE L. BRIGHAM                 Executive Vice President and Director
---------------------------------------------
               Anne L. Brigham

              /s/ JON L. GLASS                   Vice President -- Exploration and Director
---------------------------------------------
                Jon L. Glass

            /s/ CRAIG M. FLEMING                 Chief Financial Officer (principal financial
---------------------------------------------      and accounting officer)
              Craig M. Fleming

            /s/ HAROLD D. CARTER                 Director
---------------------------------------------
              Harold D. Carter

           /s/ ALEXIS M. CRANBERG                Director
---------------------------------------------
             Alexis M. Cranberg

             /s/ GARY J. MILAVEC                 Director
---------------------------------------------
               Gary J. Milavec

           /s/ STEPHEN P. REYNOLDS               Director
---------------------------------------------
             Stephen P. Reynolds

                          BRIGHAM EXPLORATION COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Financial Statements of Brigham Exploration Company
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996, and 1995......................  F-4
  Consolidated Statements of Stockholders' Equity as of
     December 31, 1997, 1996, and 1995......................  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996, and 1995......................  F-6
  Notes to the Consolidated Financial Statements............  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Brigham Exploration Company

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brigham Exploration Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 6, 1998

                          BRIGHAM EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 1,701    $ 1,447
  Accounts receivable.......................................    4,909      2,696
  Prepaid expenses..........................................      280        152
                                                              -------    -------
          Total current assets..............................    6,890      4,295
                                                              -------    -------
Natural gas and oil properties, at cost, net................   84,176     28,005
Other property and equipment, at cost, net..................    1,239        532
Drilling advances paid......................................       78        419
Other noncurrent assets.....................................       18        363
                                                              -------    -------
                                                              $92,401    $33,614
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $11,892    $ 2,937
  Accrued drilling costs....................................    2,406        915
  Participant advances received.............................      489      1,137
  Other current liabilities.................................      726        628
                                                              -------    -------
          Total current liabilities.........................   15,513      5,617
                                                              -------    -------
Notes payable...............................................   32,000      8,000
Subordinated notes payable -- related party.................       --     16,000
Other noncurrent liabilities................................      507        753
Deferred income tax liability...............................    1,228         --
Commitments and contingencies
Stockholders' equity:
  Predecessor capital.......................................       --      3,244
  Preferred stock, $.01 par value, 10 million shares
     authorized, none issued and outstanding................       --         --
  Common stock, $.01 par value, 30 million shares
     authorized, 12,253,574 issued and outstanding..........      123         --
  Additional paid-in capital................................   44,344         --
  Unearned stock compensation...............................   (1,340)        --
  Retained earnings.........................................       26         --
                                                              -------    -------
          Total stockholders' equity........................   43,153      3,244
                                                              -------    -------
                                                              $92,401    $33,614
                                                              =======    =======

  The Company uses the full cost method to account for its natural gas and oil properties.

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues:
  Natural gas and oil sales.................................  $ 9,184    $ 6,141    $ 3,578
  Workstation revenue.......................................      637        627        635
                                                              -------    -------    -------
                                                                9,821      6,768      4,213
                                                              -------    -------    -------
Costs and expenses:
  Lease operating...........................................    1,151        726        761
  Production taxes..........................................      549        362        165
  General and administrative................................    3,570      2,199      1,897
  Depletion of natural gas and oil properties...............    2,732      2,323      1,626
  Depreciation and amortization.............................      306        487        533
  Amortization of stock compensation........................      276         --         --
                                                              -------    -------    -------
                                                                8,584      6,097      4,982
                                                              -------    -------    -------
     Operating income (loss)................................    1,237        671       (769)
                                                              -------    -------    -------
Other income (expense):
  Interest income...........................................      145         52        128
  Interest expense..........................................   (1,017)      (373)      (187)
  Interest expense -- related party.........................     (173)      (800)      (749)
                                                              -------    -------    -------
                                                               (1,045)    (1,121)      (808)
                                                              -------    -------    -------
Net income (loss) before income taxes.......................      192       (450)    (1,577)
Income tax expense..........................................   (1,228)        --         --
                                                              -------    -------    -------
          Net loss..........................................  $(1,036)   $  (450)   $(1,577)
                                                              =======    =======    =======
Net loss per share:
  Basic/Diluted.............................................  $ (0.09)   $ (0.05)   $ (0.18)
Common shares outstanding:
  Basic/Diluted.............................................   11,081      8,929      8,929

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    COMMON STOCK       ADDITIONAL     UNEARNED
                                --------------------    PAID-IN        STOCK       RETAINED   PREDECESSOR
                                  SHARES     AMOUNTS    CAPITAL     COMPENSATION   EARNINGS     CAPITAL      TOTAL
                                ----------   -------   ----------   ------------   --------   -----------   -------
Balance, December 31, 1994....          --    $ --      $    --       $    --        $--        $ 5,271     $ 5,271
  Net loss....................          --      --           --            --         --         (1,577)     (1,577)
                                ----------    ----      -------       -------        ---        -------     -------
Balance, December 31, 1995....          --      --           --            --         --          3,694       3,694
  Net loss....................          --      --           --            --         --           (450)       (450)
                                ----------    ----      -------       -------        ---        -------     -------
Balance, December 31, 1996....          --      --           --            --         --          3,244       3,244
  Consummation of the
     Exchange.................   8,928,574      90       19,580            --         --         (3,244)     16,426
  Issuance of stock options...          --      --        1,932        (1,932)        --             --          --
  Issuance of common stock....   3,325,000      33       23,894            --         --             --      23,927
  Net loss for period ended
     February 27, 1997........          --      --       (4,869)           --         --             --      (4,869)
  Net income for period from
     February 27, 1997 to Dec.
     31, 1997 (Note 1)........          --      --        3,807            --         26             --       3,833
  Amortization of unearned
     stock compensation.......          --      --           --           592         --             --         592
                                ----------    ----      -------       -------        ---        -------     -------
Balance, December 31, 1997....  12,253,574    $123      $44,344       $(1,340)       $26        $    --     $43,153
                                ==========    ====      =======       =======        ===        =======     =======

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss.................................................  $ (1,036)   $   (450)   $ (1,577)
  Adjustments to reconcile net loss to cash provided by
     operating activities:
     Depletion of natural gas and oil properties...........     2,732       2,323       1,626
     Depreciation and amortization.........................       306         487         533
     Amortization of stock compensation....................       276          --          --
     Changes in working capital and other items:
       (Increase) decrease in accounts receivable..........    (2,213)     (1,440)        413
       (Increase) decrease in prepaid expenses.............      (128)         25        (107)
       Increase in accounts payable........................     8,955       1,619         128
       Increase (decrease) in participant advances
          received.........................................      (648)        804          92
       Increase in other current liabilities...............        50          60         151
       Increase in deferred interest payable -- related
          party............................................        53         320         113
       Increase in deferred income tax liability...........     1,228          --          --
       Other noncurrent assets.............................       281        (224)        (26)
       Other noncurrent liabilities........................       (50)        186          37
                                                             --------    --------    --------
          Net cash provided by operating activities........     9,806       3,710       1,383
                                                             --------    --------    --------
Cash flows from investing activities:
  Additions to natural gas and oil properties..............   (57,170)    (13,612)     (7,935)
  Proceeds from the sale of natural gas and oil
     properties............................................        74       2,149          --
  Additions to other property and equipment................      (545)        (41)        (51)
  (Increase) decrease in drilling advances paid............       341        (292)        (19)
                                                             --------    --------    --------
          Net cash used by investing activities............   (57,300)    (11,796)     (8,005)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................    23,927          --          --
  Proceeds from issuance of subordinated notes payable.....        --          --      16,000
  Increase in notes payable................................    37,250       8,000       2,560
  Repayment of notes payable...............................   (13,250)         --     (10,510)
  Principal payments on capital lease obligations..........      (179)       (269)       (326)
                                                             --------    --------    --------
          Net cash provided by financing activities........    47,748       7,731       7,724
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......       254        (355)      1,102
Cash and cash equivalents, beginning of year...............     1,447       1,802         700
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $  1,701    $  1,447    $  1,802
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest...................  $  1,679    $    762    $    654
                                                             ========    ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  Capital lease asset additions............................  $    403    $    101    $    208
                                                             ========    ========    ========

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the "Partnership"). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as "the Company." Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of natural gas and oil properties primarily in the Permian and Hardeman Basins of West Texas, the Anadarko Basin and the onshore Gulf Coast.

     Pursuant to an exchange agreement dated February 26, 1997 (the "Exchange Agreement") and upon the initial filing on February 27, 1997 of a registration statement with the Securities and Exchange Commission for the public offering of common stock (the "Offering"), the shareholders of Brigham, Inc. transferred all of the outstanding stock of Brigham, Inc. to the Company in exchange for 3,859,821 shares of common stock of the Company. Pursuant to the Exchange Agreement, the Partnership's other general partner and the limited partners also transferred all of their partnership interests to the Company in exchange for 3,314,286 shares of common stock of the Company. Furthermore, the holders of the Partnership's subordinated convertible notes transferred these notes to the Company in exchange for 1,754,464 shares of common stock. These transactions are referred to as "the Exchange." In completing the Exchange, the Company issued 8,928,571 shares of common stock to the stockholders of Brigham, Inc., the partners of the Partnership and the holder of the Partnership's subordinated notes payable. As a result of the Exchange, the Company now owns all the partnership interests in the Partnership. In May 1997, the Company sold 3,325,000 shares of its common stock in the Offering at a price of $8.00 per share. With a portion of the proceeds from the Offering, the Company repaid the $13.3 million in outstanding borrowings under the existing revolving credit facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Accounting

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     The Exchange has been reflected in the consolidated financial statements of the Company as a reorganization.

  Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which the Company, or any of its subsidiaries has a participating interest. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

                          BRIGHAM EXPLORATION COMPANY

  Property and Equipment

     The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain payroll and other internal costs, incurred for the purpose of finding natural gas and oil reserves are capitalized. Costs associated with production and general corporate activities are expensed in the period incurred.

     The capitalized costs of the Company's natural gas and oil properties plus future development, dismantlement, restoration and abandonment costs (the "Amortizable Base"), net of estimated of salvage values, are amortized using the unit-of-production method based upon estimates of total proved reserve quantities. The Company's capitalized costs of its natural gas and oil properties, net of accumulated amortization, are limited to the total of estimated future net cash flows from proved natural gas and oil reserves, discounted at ten percent, plus the cost of unevaluated properties. There are many factors, including global events, that may influence the production, processing, marketing and valuation of natural gas and oil. A reduction in the valuation of natural gas and oil properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

     All costs directly associated with the acquisition and evaluation of unproved properties are initially excluded from the Amortizable Base. Upon the interpretation by the Company of the 3-D seismic data associated with unproved properties, the geological and geophysical costs related to acreage that is not specifically identified as prospective are added to the Amortizable Base. Geological and geophysical costs associated with prospective acreage, as well as leasehold costs, are added to the Amortizable Base when the prospects are drilled. Costs of prospective acreage are reviewed annually for impairment on a property-by-property basis.

     Other property and equipment, which primarily consists of 3-D seismic interpretation workstations, are depreciated on a straight-line basis over the estimated useful lives of the assets after considering salvage value. Estimated useful lives are as follows:

Furniture and fixtures......................................  10 years
Machinery and equipment.....................................   5 years
3-D seismic interpretation workstations and software........   3 years

     Betterments and major improvements that extend the useful lives are capitalized, while expenditures for repairs and maintenance of a minor nature are expensed as incurred.

  Revenue Recognition

     The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 1995, 1996 and 1997 were not significant. Net realized gains or losses arising from the Company's crude oil price swaps (see Note 10) are recognized in the period incurred as a component of natural gas and oil sales.

     Industry participants in the Company's seismic programs are charged on an hourly basis for the work performed by the Company on its 3-D seismic interpretation workstations. The Company recognizes workstation revenue as service is provided.

  Federal and State Income Taxes

     Prior to the consummation of the Exchange, there was no income tax provision included in the financial statements as the Partnership was not a taxpaying entity. Income and losses were passed through to its

                          BRIGHAM EXPLORATION COMPANY
partners on the basis of the allocation provisions established by the partnership agreement. Upon consummation of the Exchange, the Partnership became subject to federal income taxes through its ownership by the Company.

     In conjunction with the Exchange, the Company recorded a deferred income tax liability of $5 million to recognize the temporary differences between the financial statement and tax bases of the assets and liabilities of the Partnership at the Exchange date, February 27, 1997, given the provisions of enacted tax laws. Subsequent to this date, the Company elected to record a step-up in basis of its assets for tax purposes as a result of the Exchange. Related to this election, the Company recorded a $3.8 million deferred income tax benefit, resulting in a net $1.2 million deferred income tax charge for the year ended December 31, 1997.

  Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of all prior-period EPS information.

  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which will become effective for the Company in 1998. SFAS No. 130 will require companies to present certain items as separate components of stockholders' equity. Management does not believe that the effect of implementing this standard will materially impact the Company's financial statements.

3. ACQUISITION

     On November 12, 1997, the Company acquired a 50% interest in certain producing properties in Grady County, Oklahoma (the "Acquisition"). These properties were formerly owned by Mobil and were acquired by Ward Petroleum. The acquisition has been accounted for as a purchase and the results of operations of the properties acquired are included in the Company's results of operations effective September 1, 1997. The purchase price of $13.4 million was financed primarily through the Company's existing revolving credit facility and was based on the Company's determination of the fair value of the assets acquired.

  Pro Forma Information

     The following unaudited pro forma statement of operations information has been prepared to give effect to the Acquisition as if the transaction had occurred at the beginning of 1996 and 1997. The historical results of operations have been adjusted to reflect (i) the difference between the acquired properties' historical depletion and such expense calculated based on the value allocated to the acquired assets, (ii) the increase in interest expense associated with the debt issued in the transaction, and (iii) the increase in federal income taxes related to historical net income attributable to the properties acquired. The pro forma amounts do not

                          BRIGHAM EXPLORATION COMPANY
purport to be indicative of the results of operations that would have been reported had the Acquisition occurred as of the dates indicated, or that may be reported in the future (in thousands).

                                                                  PRO FORMA
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Revenues....................................................  $11,194    $8,516
Costs and expenses:
  Lease operating and production taxes......................    1,864     1,300
  General and administrative................................    3,570     2,199
  Depletion of natural gas and oil properties...............    3,307     2,791
  Depreciation and amortization.............................      582       487
  Interest expense, net.....................................    2,235     2,355
                                                              -------    ------
  Total costs and expenses..................................   11,558     9,132
                                                              -------    ------
Net loss before income taxes................................     (364)     (616)
  Income tax expense........................................    1,039        --
                                                              -------    ------
Net loss....................................................  $(1,403)   $ (616)
                                                              =======    ======
Net loss per share:
  Basic/Diluted.............................................  $ (0.13)   $(0.07)
                                                              =======    ======
Common shares outstanding:
  Basic/Diluted.............................................   11,081     8,929
                                                              =======    ======

4. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Natural gas and oil properties..............................  $ 96,458    $37,555
Accumulated depletion.......................................   (12,282)    (9,550)
                                                              --------    -------
                                                                84,176     28,005
                                                              --------    -------
Other property and equipment:
  3-D seismic interpretation workstations and software......     1,693      1,456
  Office furniture and equipment............................     1,095        384
  Accumulated depreciation..................................    (1,549)    (1,308)
                                                              --------    -------
                                                                 1,239        532
                                                              --------    -------
                                                              $ 85,415    $28,537
                                                              ========    =======

     The Company sold its interest in certain producing properties for $2.1 million and $74,000 during 1996 and 1997, respectively. No gain or loss was recognized on these transaction because the Company applies the full cost method of accounting for its investment in natural gas and oil properties.

     The Company capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in natural gas and oil properties over the periods benefited by these activities. During the years ended December 31, 1995, 1996 and 1997, certain payroll and other internal costs incurred of $1,640,196, $1,826,013 and $3,330,518, respectively, were capitalized.

                          BRIGHAM EXPLORATION COMPANY

5. NOTES PAYABLE AND SUBORDINATED NOTES PAYABLE

     In April 1996, the Company entered into a revolving credit facility with Bank One, Texas, NA (the "Bank One Facility") which provided for borrowings up to $25 million. On November 10, 1997, the Bank One Facility was amended and the amount available under the agreement was increased to $75 million. The Company's borrowings under the Bank One Facility were limited to a borrowing base determined periodically by the lender. This determination was based upon the Company's proved net gas and oil properties.

     The amounts outstanding under the revolving credit facility, excluding a $5.4 million special advance made November 12, 1997, bore interest, at the borrower's option, at the Base Rate or (i) LIBOR plus 1.75% if the principal outstanding is less than or equal to 50% of the borrowing base, (ii) LIBOR plus 2.0% if the principal outstanding is less than or equal to 75% but more than 50% of the borrowing base, and (iii) LIBOR plus 2.25% if the principal outstanding is greater than 75% of the borrowing base. The Base Rate is the fluctuating rate of interest per annum established from time to time by the lender. Interest accrued on the $5.4 million special advance at 11.50% per annum. The Company also paid a quarterly commitment fee of 0.5% per annum for the unused portion of the borrowing base.

     In January 1998, the Company entered into a reserve-based revolving credit facility with the Bank of Montreal (the "Bank of Montreal Facility"). The Bank of Montreal Facility provides for borrowings up to $75 million, all of which was immediately available for borrowing, until January 31, 1999, at which time the borrowing available will be redetermined by the Bank of Montreal based on the Company's proved reserve value at that time. The Company may elect, at its option, to have the borrowing availability redetermined based on the Company's proved reserve value at any time prior to January 31, 1999. Amounts outstanding under the Bank of Montreal Facility bear interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Company's option. The Company's obligations under the Bank of Montreal Facility are secured by substantially all of the natural gas and oil properties of the Company. A portion of the funds available under the Bank of Montreal Facility were used to repay in full the Bank One Facility.

     The subordinated notes payable bore interest at 5% per annum and were due in 2002. The notes were convertible into a 20% interest in the Company at any time prior to maturity and were unsecured. Interest payments of 3% were due semi-annually and the remaining 2% was deferred until maturity. Pursuant to the Exchange (see Note 1), the holders of these notes exchanged the notes and related deferred interest for shares of the Company's common stock.

6. CAPITAL LEASE OBLIGATIONS

     Property under capital leases consists of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              1997    1996
                                                              ----    -----
3-D seismic interpretation workstations and software........  $497    $ 525
Office furniture and equipment..............................   204       17
                                                              ----    -----
                                                               701      542
Accumulated depreciation and amortization...................  (241)    (305)
                                                              ----    -----
                                                              $460    $ 237
                                                              ====    =====

                          BRIGHAM EXPLORATION COMPANY

     The obligations under capital leases are at fixed interest rates ranging from 9% to 17% and are collateralized by property, plant and equipment. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1997 are as follows (in thousands):

1998........................................................  $ 261
1999........................................................    185
2000........................................................     99
2001........................................................     40
2002........................................................     24
                                                              -----
Total minimum lease payments................................    609
  Estimated executory costs included in capital leases......    (73)
                                                              -----
Net minimum lease payments..................................    536
  Amounts representing interest.............................    (81)
                                                              -----
Present value of net minimum lease payments.................    455
Less: current portion.......................................   (181)
                                                              -----
Noncurrent portion..........................................  $ 274
                                                              =====

7. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Current income taxes:
  Federal...................................................     $   --
  State.....................................................         --
Deferred income taxes:
  Federal...................................................      1,228
  State.....................................................         --
                                                                 ------
                                                                 $1,228
                                                                 ======

     The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Tax at statutory rate.......................................     $   65
Add (deduct) the effect of:
  January and February income, not taxable..................        (44)
  Nondeductible expenses....................................         14
  Tax effect of Exchange....................................      1,193
                                                                 ------
                                                                 $1,228
                                                                 ======

                          BRIGHAM EXPLORATION COMPANY

     The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Deferred tax assets:
  Net operating loss carryforwards..........................    $ 5,563
  Amortization of stock compensation........................         94
  Other.....................................................          3
                                                                -------
                                                                  5,660
Deferred tax liability:
  Depreciable and depletable property.......................     (6,888)
                                                                -------
                                                                $(1,228)
                                                                =======

     The Company has regular and alternative minimum tax net operating loss carryforwards of approximately $16,361 million and $8,441 million, respectively, each including separate return limitation year carryovers of approximately $1,352 million, which expire by December 31, 2012.

8. EARNINGS PER SHARE

     Earnings per share have been calculated in accordance with the provisions of SFAS No. 128. The implementation of the standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive), during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

     Historical earnings per common share for 1996 and 1995 is based on shares issued upon consummation of the Exchange (Note 1), assuming such shares had been outstanding for all periods presented. Earnings per share for 1997 is presented giving effect to the shares issued pursuant to the Exchange as well as shares issued in the initial public offering.

     At December 31, 1997, options to purchase 644,097 shares of common stock were outstanding but were not included in the computation of diluted earnings per share due to the anti-dilutive effect they would have on EPS if converted.

     In January 1998, the Company granted 309,247 stock options under the 1997 incentive plan (the "1997 Incentive Plan") with an exercise price of $12.88.

9. COMMITMENTS AND CONTINGENCIES

     The Company is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of the Company.

                          BRIGHAM EXPLORATION COMPANY

     The Company leases office equipment and space under operating leases expiring at various dates through 2007. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 1997, are as follows (in thousands):

1998........................................................  $  765
1999........................................................     763
2000........................................................     684
2001........................................................     684
2002........................................................     342
                                                              ------
                                                              $3,238
                                                              ======

     Rental expense for the years ended December 31, 1995, 1996 and 1997 was $239,715, $253,112 and $606,173, respectively.

     Since the Company's major products are commodities, significant changes in the prices of natural gas and oil could have a significant impact on the Company's results of operations for any particular year.

     As of December 31, 1997, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

     During 1997, approximately 14% and 12% of the Company's natural gas and oil production was sold to two separate customers. During 1996, approximately 16%, 12% and 10% of the Company's natural gas and oil production was sold to three separate customers. During 1995, approximately 14%, 11%, 10% and 10% of the Company's natural gas and oil production was sold to four separate customers. However, due to the availability of other markets, the Company does not believe that the loss of any one of these individual customers would adversely affect the Company's result of operations.

10. FINANCIAL INSTRUMENTS

     The Company periodically enters into commodity price swap agreements which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of natural gas or crude oil without the exchange of the underlying volumes. The notional amounts of these derivative financial instruments are based on planned production from existing wells. The Company uses these derivative financial instruments to manage market risks resulting from fluctuations in commodity prices. Commodity price swaps are effective in minimizing these risks by creating essentially equal and offsetting market exposures. The derivative financial instruments held by the Company are not leveraged and are held for purposes other than trading.

     At December 31, 1996, the Company was a party to crude oil swap based on an average notional volume of 7,550 barrels of crude oil per month and a fixed price of $22.70 per barrel. The contract expired in May 1997. The fair market value of the crude oil price swap at December 31, 1996, based on the market price of crude oil in December 1996, was $41,902. The Company was not a party to any swap agreements at December 31, 1997.

     In February 1998, the Company entered into a hedging contract whereby natural gas is purchased and sold subject to a fixed price swap agreement for monthly periods from April 1998 through October 1999. Total natural gas subject to this hedging contract is 2,750,000 MMBtu in 1998 and 3,040,000 MMBtu in 1999.

     The Company's non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts

                          BRIGHAM EXPLORATION COMPANY
receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying value of the Company's revolving credit facility (see Note 5) approximates its fair market value since it bears interest at floating market interest rates. At December 31, 1996, the carrying amount of the Company's subordinated notes payable exceeded the fair market value by $1.9 million, based on current rates offered to the Company for debt of the same remaining maturity.

     The Company's accounts receivable relate to natural gas and oil sales to various industry companies, amounts due from industry participants for expenditures made by the Company on their behalf and workstation revenues. Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral. The Company's accounts receivable at December 31, 1997 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to the crude oil price swaps are investment grade financial institutions.

11.  EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     During 1996 the Company adopted a defined contribution 401(k) plan for substantially all of its employees. Eligible employees may contribute up to 15% of their compensation to this plan. The 401(k) plan provides that the Company may, at its discretion, match employee contributions. The Company did not match employee contributions in 1997 or 1996.

  Stock Compensation

     In 1994 three employees were granted restricted interests in the Company which vest in increments through July 1999. At the date of grant, the value of these interests was immaterial. On February 26, 1997, in connection with the Exchange (see Note 1), the three employees transferred these company interests to the Company in exchange for 156,250 shares of restricted common stock of the Company. The terms of the restricted stock and the restricted company interests are substantially the same. The shares vest over a three-year period ending in 1999. No compensation expense will result from this exchange.

     The Company adopted an incentive plan, effective upon completion of the Exchange (see Note 1), which provides for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to reward key employees whose performance may have a significant effect on the success of the Company. An aggregate of 1,588,170 shares of the Company's common stock was reserved for issuance pursuant to this plan. The Compensation Committee of the Board of Directors will determine the type of awards made to each participant and the terms, conditions and limitations applicable to each award.

     The Company granted 644,097 stock options as of March 4, 1997. These options were granted under the 1997 Incentive Plan established as part of the Exchange (Note 1). These options have contractual lives of 7.3 years and an exercise price of $5.00 compared to the public offering price of $8.00. This grant resulted in noncash compensation expense which is recognized over the appropriate vesting period. None of these options were exercisable at December 31, 1997.

     As provided under SFAS 123, the Company estimates that the fair value of these options on their grant date, using the Black-Sholes Option Pricing Model, was $3.4 million ($5.32 per option). This valuation was determined using the following assumptions: risk free interest rate of 6.24%; volatility factor of the expected market prices of the Company's common stock of 38%; no expected dividends; and weighted average option lives of 7.3 years. If this valuation method were elected for accounting purposes, the estimated fair value of $3.4 million would be amortized over the appropriate vesting periods of the options through 2003, resulting in a pro forma net loss for the year ended December 31, 1997 of $1.3 million, or $0.11 per common share.

                          BRIGHAM EXPLORATION COMPANY

12. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1995, 1996 and 1997, the Company paid approximately $382,000, $596,000 and $837,000 respectively, in fees for land acquisition services performed by a company owned by a brother of the Company's President and Chief Executive Officer. Other participants in the Company's 3-D seismic projects reimbursed the Company for a portion of these amounts.

     The Company also participated in various industry projects with affiliates of the holder of the subordinated notes payable (see Note 5). During 1996 and 1997, the Company received approximately $123,000 and $50,000, respectively, for workstation and geoscientists' time spent interpreting 3-D seismic data and workstation use. In 1997, the Company paid approximately $214,000 for an interest in an exploration project sold by the affiliates. The Company billed the affiliates $197,000 in 1997 for their proportionate share of costs related to this and other projects in which the affiliates participate. The Company also sold to an affiliate of the holders of the subordinated notes payable an interest in (i) a 3-D project for approximately $75,000 in 1995 and (ii) two 3-D delineated potential drilling locations and 3-D seismic data for approximately $83,000 in 1996.

     In 1996 and 1997, the Company paid $110,000 and $18,000 for working interests in natural gas and oil properties owned by affiliates of a member of the Company's board of directors/management committee. The Company billed the affiliates $13,000 and $68,000 in 1995 and 1996, respectively, for their proportionate share of the costs related to this project.

     A limited partner and member of the Company's management committee served as a consultant to the Company on various aspects of the Company's business and strategic issues. Fees paid for these services by the Company were $72,000, $79,200 and $86,580 for the twelve month periods ended December 31, 1995, 1996 and 1997, respectively. Additional disbursements totaling approximately $13,000 were made during 1997 for the reimbursement of certain expenses.

13. NATURAL GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES

     The tables presented below provide supplemental information about natural gas and oil exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

Results of Operations for Natural Gas and Oil Producing Activities (in thousands)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Natural gas and oil sales................................  $9,184    $6,141    $3,578
Costs and expenses:
  Lease operating........................................   1,151       726       761
  Production taxes.......................................     549       362       165
  Depletion of natural gas and oil properties............   2,732     2,323     1,626
  Income taxes...........................................   1,322        --        --
                                                           ------    ------    ------
Total costs and expenses.................................   5,754     3,411     2,552
                                                           ------    ------    ------
                                                           $3,430    $2,730    $1,026
                                                           ======    ======    ======
Depletion per physical unit of production (equivalent Mcf
  of gas)................................................  $ 0.87    $ 1.13    $ 1.22
                                                           ======    ======    ======

     Natural gas and oil sales reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Lease operating expenses include lifting costs incurred to operate and maintain productive wells and related equipment, including such

                          BRIGHAM EXPLORATION COMPANY
costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include production and severance taxes. No provision was made for income taxes for 1995 and 1996 since these taxes were the responsibility of the partners (see Note 2). Depletion of natural gas and oil properties relates to capitalized costs incurred in acquisition, exploration and development activities. Results of operations do not include interest expense and general corporate amounts.

  Costs Incurred and Capitalized Costs

     The costs incurred in natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Costs incurred for the year:
  Exploration.........................................  $29,421    $10,527    $ 6,893
  Property acquisition................................   26,922      6,195      1,885
  Development.........................................    2,953      1,328        713
  Proceeds from participants..........................     (319)    (4,111)    (1,296)
                                                        -------    -------    -------
                                                        $58,977    $13,939    $ 8,195
                                                        =======    =======    =======

     Costs incurred represent amounts incurred by the Company for exploration, property acquisition and development activities. Periodically, the Company will receive proceeds from participants subsequent to project initiation for an assignment of an interest in the project. These payments are represented by proceeds from participants.

     Capitalized costs related to natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Cost of natural gas and oil properties at year-end:
  Proved....................................................  $67,615    $30,487
  Unproved..................................................   28,843      7,068
                                                              -------    -------
  Total capitalized costs...................................   96,458     37,555
  Accumulated depletion.....................................  (12,282)    (9,550)
                                                              -------    -------
                                                              $84,176    $28,005
                                                              =======    =======

     Following is a summary of costs (in thousands) excluded from depletion at December 31, 1997, by year incurred. At this time, the Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

                                                 DECEMBER 31,
                                            -----------------------   PRIOR
                                             1997      1996    1995   YEARS     TOTAL
                                            -------   ------   ----   ------   -------
Property acquisition......................  $17,382   $2,515   $694   $1,852   $22,443
Exploration...............................    4,393    1,242    234      531     6,400
                                            -------   ------   ----   ------   -------
Total.....................................  $21,775   $3,757   $928   $2,383   $28,843
                                            =======   ======   ====   ======   =======

                          BRIGHAM EXPLORATION COMPANY

14. NATURAL GAS AND OIL RESERVES AND RELATED FINANCIAL DATA (UNAUDITED)

     Information with respect to the Company's natural gas and oil producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by the Company's independent petroleum consultants and internal petroleum reservoir engineer.

  Natural Gas and Oil Reserve Data

     The following tables present the Company's estimates of its proved natural gas and oil reserves. The Company emphasizes that reserve estimates are approximates and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. A substantial portion of the reserve balances were estimated utilizing the volumetric method, as opposed to the production performance method.

                                                              NATURAL
                                                                GAS        OIL
                                                              (MMCF)     (MBBLS)
                                                              -------    -------
Proved reserves at December 31, 1994........................   3,579      1,022
  Revisions to previous estimates...........................  (1,600)      (214)
  Extensions, discoveries and other additions...............   2,555      1,055
  Sales of minerals-in-place................................      (6)       (14)
  Production................................................    (271)      (177)
                                                              ------      -----
Proved reserves at December 31, 1995........................   4,257      1,672
  Revisions to previous estimates...........................  (1,005)      (232)
  Extensions, discoveries and other additions...............   7,742        996
  Purchase of minerals-in-place.............................     260          3
  Sales of minerals-in-place................................    (299)      (272)
  Production................................................    (698)      (227)
                                                              ------      -----
Proved reserves at December 31, 1996........................  10,257      1,940
  Revisions of previous estimates...........................  (3,044)      (447)
  Extensions, discoveries and other additions...............  33,721        735
  Purchase of minerals-in-place.............................  13,718      1,244
  Sales of minerals-in-place................................     (40)        --
  Production................................................  (1,382)      (291)
                                                              ------      -----
Proved reserves at December 31, 1997........................  53,230      3,181
                                                              ======      =====
Proved developed reserves at December 31:
  1995......................................................   3,819      1,274
  1996......................................................   6,034      1,453
  1997......................................................  30,677      2,665

     Proved reserves are estimated quantities of crude natural gas and oil which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

                          BRIGHAM EXPLORATION COMPANY

  Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

     The following table presents a standardized measure of discounted future net cash inflows (in thousands) relating to proved natural gas and oil reserves. Future cash flows were computed by applying year end prices of natural gas and oil relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved natural gas and oil reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair value of the Company's natural gas and oil reserves.

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Future cash inflows........................................  $165,156    $ 84,987    $ 38,333
Future development and production costs....................   (40,923)    (20,998)    (12,543)
Future income taxes........................................   (22,919)         --          --
                                                             --------    --------    --------
Future net cash inflows....................................  $101,314    $ 63,989    $ 25,790
                                                             ========    ========    ========
Future net cash inflow before income taxes, discounted at
  10% per annum............................................  $ 69,249    $ 44,506    $ 18,222
                                                             ========    ========    ========
Standardized measure of future net cash inflows discounted
  at 10% per annum.........................................  $ 64,274    $ 44,506    $ 18,222
                                                             ========    ========    ========

     The average natural gas and oil prices used to calculate the future net cash inflows at December 31, 1997 were $16.64 per barrel and $2.11 per Mcf, respectively. At December 31, 1997, the NYMEX price for natural gas was $2.26 per MMBtu and the NYMEX price for oil was $17.64 per barrel. From January 1, 1998 to March 24, 1998, the NYMEX price for natural gas ranged from $2.00 per MMBtu to $2.38 per MMBtu and the NYMEX price for oil ranged from $13.21 per barrel to $17.82 per barrel.

     Changes in the future net cash inflows discounted at 10% per annum follow:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
Beginning of period..................................  $ 44,506    $18,222    $10,240
  Sales of natural gas and oil produced, net of
     production costs................................    (7,484)    (5,053)    (2,652)
  Development costs incurred.........................     1,955        246        169
  Extensions and discoveries.........................    38,016     29,457     11,669
  Purchases of minerals-in-place.....................    16,965        384         --
  Sales of minerals-in-place.........................       (94)    (2,380)      (198)
  Net change of prices and production costs..........   (20,466)     7,023      1,394
  Change in future development costs.................       319        303        419
  Changes in production rates and other..............    (1,954)      (342)      (364)
  Revisions of quantity estimates....................    (6,964)    (5,176)    (3,479)
  Accretion of discount..............................     4,450      1,822      1,024
  Change in income taxes.............................    (4,975)        --         --
                                                       --------    -------    -------
End of period........................................  $ 64,274    $44,506    $18,222
                                                       ========    =======    =======

         NUMBER                                  DESCRIPTION
         ------                                  -----------
         2.1             -- Exchange Agreement (filed as Exhibit 2.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         3.1             -- Certificate of Incorporation (filed as Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
         3.2             -- Bylaws (filed as Exhibit 3.2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         4.1             -- Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.1             -- Agreement of Limited Partnership, dated May 1, 1992,
                            between Brigham Exploration Company and General Atlantic
                            Partners III, L.P. as general partners, and Harold D.
                            Carter and GAP-Brigham Partners, L.P. as limited partners
                            (filed as Exhibit 10.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.1.1           -- Amendment No. 1 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated May 1, 1992, by and among
                            Brigham Exploration Company, General Atlantic Partners
                            III, L.P., GAP-Brigham Partners, L.P. and Harold D.
                            Carter (filed as Exhibit 10.1.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.1.2           -- Amendment No. 2 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated September 30, 1994, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter and the additional signatories thereto (filed as
                            Exhibit 10.1.2 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.1.3           -- Amendment No. 3 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated August 24, 1995, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter, Craig M. Fleming, David T. Brigham and Jon L.
                            Glass (filed as Exhibit 10.1.3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.2             -- Agreement of Limited Partnership of Venture Acquisitions,
                            L.P., dated September 23, 1994, by and between Quest
                            Resources, L.L.C. and RIMCO Energy, Inc. as general
                            partners, and RIMCO Production Company, Inc., RIMCO
                            Exploration Partners, L.P. I and RIMCO Exploration
                            Partners, L.P. II, as limited partners (filed as Exhibit
                            10.2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.3             -- Regulations of Quest Resources, L.L.C. (filed as Exhibit
                            10.3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.4             -- Management and Ownership Agreement, dated September 23,
                            1994, by and among Brigham Oil & Gas, L.P., Brigham
                            Exploration Company, General Atlantic Partners III, L.P.,
                            Harold D. Carter, Ben M. Brigham and GAP-Brigham
                            Partners, L.P. (filed as Exhibit 10.4 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.5*            -- Consulting Agreement, dated May 2, 1995, by and between
                            Brigham Oil & Gas, L.P. and Harold D. Carter (filed as
                            Exhibit 10.6 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.6*            -- Employment Agreement, by and between Brigham Exploration
                            Company and Ben M. Brigham (filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.7*            -- Form of Confidentiality and Noncompete Agreement between the Registrant and each of its executive officers (filed
                            as Exhibit 10.8 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.8*            -- 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.9 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.1*          -- Form of Option Agreement for certain executive officers
                            (filed as Exhibit 10.9.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.2*          -- Option Agreement dated as of March 4, 1997, by and
                            between Brigham Exploration company and Jon L. Glass
                            (filed as Exhibit 10.9.2 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.9*            -- Incentive Bonus Plan dated as of February 28, 1997 of
                            Brigham, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.10            -- Two Bridgepoint Lease Agreement, dated September 30,
                            1996, by and between Investors Life Insurance Company of
                            North America and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.14 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.11            -- Anadarko Basin Seismic Operations Agreement, dated
                            February 15, 1996, by and between Brigham Oil & Gas, L.P.
                            and Veritas Geophysical, Ltd. (filed as Exhibit 10.15 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.11.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement, dated June 10, 1996, between Brigham Oil &
                            Gas, L.P. and Veritas Geophysical, Ltd. (filed as Exhibit
                            10.15.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.12            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Gasco
                            Limited Partnership. (filed as Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.12.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated October 21, 1996, between Brigham Oil &
                            Gas, L.P. and Gasco Limited Partnership (filed as Exhibit
                            10.16.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.13            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Middle
                            Bay Oil Company, Inc. (filed as Exhibit 10.17 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.13.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated September 26, 1996, between Brigham Oil
                            & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as
                            Exhibit 10.17.1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.13.2          -- Letter Amendment to Expense Allocation and Participation
                            Agreement, dated May 20, 1996, between Brigham Oil & Gas,
                            L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit
                            10.17.2 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.14            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and among Stephens Production Company and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.18 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.15            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and between Vintage Petroleum, Inc. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.19 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.16            -- Processing Alliance Agreement, dated July 20, 1993,
                            between Veritas Seismic Ltd. and Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.20 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.16.1          -- Letter Amendment to Processing Alliance Agreement, dated
                            November 3, 1994, between Veritas Seismic Ltd. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.20.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.17            -- Agreement and Assignment of Interest, West Bradley
                            Project, dated September 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.21 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.18            -- Agreement and Assignment of Interests in lands located in
                            Grady County, Oklahoma, West Bradley Project, dated
                            December 1, 1995, by and between Aspect Resources Limited
                            Liability Company, Brigham Oil & Gas, L.P. and Venture
                            Acquisitions, L.P. (filed as Exhibit 10.22 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.19            -- Agreement and Assignment of Interests, West Bradley
                            Project, dated December 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.23 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.20            -- Geophysical Exploration Agreement, Hardeman Project,
                            Hardeman and Wilbarger Counties, Texas and Jackson
                            County, Oklahoma, dated March 15, 1993 by and among
                            General Atlantic Resources, Inc., Maynard Oil Company,
                            Ruja Muta Corporation, Tucker Scully Interests Ltd., JHJ
                            Exploration, Ltd., Cheyenne Petroleum Company, Antrim
                            Resources, Inc., and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.24 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.21            -- Agreement and Partial Assignment of Interests in OK13-P
                            Prospect Area, Jackson County, Oklahoma (Hardeman
                            Project), dated August 1, 1995, by and between Brigham
                            Oil & Gas, L.P. and Aspect Resources Limited Liability
                            Company (filed as Exhibit 10.25 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.22            -- Agreement and Partial Assignment of Interests in Q140-E
                            Prospect Area, Hardeman County, Texas (Hardeman Project),
                            dated August 1, 1995, by and between Brigham Oil & Gas,
                            L.P. and Aspect Resources Limited Liability Company
                            (filed as Exhibit 10.26 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.23            -- Agreement and Partial Assignment of Interests in Hankins
                            #1 Chappel Prospect Agreement, Jackson County, Oklahoma
                            (Hardeman Project), dated March 21, 1996, by and between
                            Brigham Oil & Gas, L.P., NGR, Ltd. and Aspect Resources
                            Limited Liability Company (filed as Exhibit 10.27 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.24            -- Form of Indemnity Agreement between the Registrant and
                            each of its executive officers (filed as Exhibit 10.28 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.25            -- Registration Rights Agreement dated February 26, 1997 by and among Brigham Exploration Company, General Atlantic
                            Partners III L.P., GAP-Brigham Partners, L.P., RIMCO
                            Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO
                            Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham,
                            Harold D. Carter, Craig M. Fleming, David T. Brigham and
                            Jon L. Glass (filed as Exhibit 10.29 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.26            -- 1997 Director Stock Option Plan (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.27            -- Form of Employee Stock Ownership Agreement (filed as
                            Exhibit 10.31 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.28            -- Agreement and Assignment of Interest in Geophysical
                            Exploration Agreement, Esperson Dome Project, dated
                            November 1, 1994, by and between Brigham Oil & Gas, L.P.
                            and Vaquero Gas Company (filed as Exhibit 10.33 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.29            -- Geophysical Exploration Agreement, Southwest Danbury
                            Project, Brazoria County, Texas, dated as of July 1,
                            1996, by and among UNEXCO, Inc. and Brigham Oil & Gas,
                            L.P. (filed as Exhibit 10.34 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.30            -- Geophysical Exploration Agreement, Welder Project, Duval
                            County, Texas, dated as of October 1, 1996, by and among
                            UNEXCO, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.35 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.31            -- Proposed Trade Structure, RIMCO/Tigre Project, Vermillion
                            Parish, Louisiana, among Brigham Oil & Gas, L.P., Tigre
                            Energy Corporation and Resource Investors Management
                            Company (filed as Exhibit 10.36 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.31.1          -- Letter relating to Proposed Trade Structure, RIMCO/Tigre
                            Project, dated January 31, 1997, from Resource Investors
                            Management Company to Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.36 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.32            -- Anadarko Basin Seismic Operations Agreement II, dated as of April 1, 1997, by and between Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.37 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.32.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement II, dated March 20, 1997, between Brigham Oil &
                            Gas, L.P. and Veritas DGC Land, Inc. (filed as Exhibit
                            10.37 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.33            -- Expense Allocation and Participation Agreement II, dated
                            April 1, 1997, between Brigham Oil & Gas, L.P., and Gasco
                            Limited Partnership (filed as Exhibit 10.31 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997, and incorporated herein by
                            reference).
        10.36            -- Credit Agreement dated as of January 26, 1998 among
                            Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and
                            the lenders signatory thereto.
        21               -- Subsidiaries of the Registrant.
        27               -- Financial Data Schedule.

---------------

* Management contract or compensatory plan.

     (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

          Current Report on Form 8-K filed January 23, 1998.