Form 10-Q
period 1998-03-31
BRIGHAM EXPLORATION CO
filed 1998-05-15
CIK 1034755

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

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                             ------------  ------------

                        Commission File Number 000-22433

                           BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                        1311                 75-2692967
(State of other jurisdiction   (Primary Standard Industrial  (I.R.S. Employer
      of incorporation                Classification          Identification
      or organization)                  Code Number)                Number)

                            6300 BRIDGE POINT PARKWAY
                               BLDG. 2, SUITE 500
                               AUSTIN, TEXAS 78730
                                 (512) 427-3300

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

As of April 30, 1998, 12,253,574 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                                      INDEX

                                                                                               PAGE
PART I.       FINANCIAL INFORMATION:                                                          NUMBER
                                                                                              ------
Item 1.       Unaudited Condensed Consolidated Financial Statements

              a)   Balance Sheets - December 31, 1997 and
                      March 31, 1998                                                             1

              b)   Statements of Operations - Three months ended
                      March 31, 1997 and 1998                                                    2

              c)   Statements of Cash Flows - Three months ended
                      March 31, 1997 and 1998                                                    3

              d)   Notes to Consolidated Financial Statements                                  4 - 6

Item 2.       Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                          7 - 8


PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K                                                9 - 10

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                         December 31,      March 31,
                                                                                             1997            1998
                                                                                          ----------      ----------
                                                                                                          (unaudited)
                                                         ASSETS
Current assets:
     Cash and cash equivalents                                                            $    1,701      $    1,800
     Accounts receivable                                                                       4,909           5,510
     Prepaid expenses                                                                            280             267
                                                                                          ----------      ----------
         Total current assets                                                                  6,890           7,577
                                                                                          ----------      ----------

Natural gas and oil properties, at cost, net                                                  84,176          96,676
Other property and equipment, at cost, net                                                     1,239           1,374
Drilling advances paid                                                                            78              62
Deferred loan fees                                                                                --           1,805
Other noncurrent assets                                                                           18              14
                                                                                          ----------      ----------
                                                                                          $   92,401      $  107,508
                                                                                          ==========      ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $   11,892      $    5,819
     Accrued drilling costs                                                                    2,406           3,071
     Participant advances received                                                               489           3,110
     Other current liabilities                                                                   726           1,374
                                                                                          ----------      ----------
         Total current liabilities                                                            15,513          13,374
                                                                                          ----------      ----------

Notes payable                                                                                 32,000          50,000
Other noncurrent liabilities                                                                     507             478
Deferred income tax liability                                                                  1,228             914

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                                  --              --
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding                                           123             123
     Additional paid-in capital                                                               44,344          44,344
     Unearned stock compensation                                                              (1,340)         (1,136)
     Retained earnings (accumulated deficit)                                                      26            (589)
                                                                                          ----------      ----------
         Total stockholders' equity                                                           43,153          42,742
                                                                                          ----------      ----------
                                                                                          $   92,401      $  107,508
                                                                                          ==========      ==========


   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                            --------------------------
                                                               1997            1998
                                                            ----------      ----------
Revenues:
     Natural gas and oil sales                              $    2,136      $    3,143
     Workstation revenue                                           164             114
                                                            ----------      ----------
                                                                 2,300           3,257
                                                            ----------      ----------
Costs and expenses:
     Lease operating                                               206             414
     Production taxes                                              127             188
     General and administrative                                    702           1,154
     Depletion of natural gas and oil properties                   687           1,267
     Depreciation and amortization                                 108              83
     Amortization of stock compensation                             29              95
                                                            ----------      ----------
                                                                 1,859           3,201
                                                            ----------      ----------
         Operating income                                          441              56
                                                            ----------      ----------

Other income (expense):
     Interest income                                                18              37
     Interest expense                                             (216)         (1,022)
     Interest expense - related party                             (174)             --
                                                            ----------      ----------
                                                                  (372)           (985)
                                                            ----------      ----------

Net income (loss) before income taxes                               69            (929)
Income tax (expense) benefit                                    (4,964)            314
                                                            ----------      ----------
     Net loss                                               $   (4,895)     $     (615)
                                                            ==========      ==========

Net loss per share:
     Basic / Diluted                                        $    (0.55)     $    (0.05)

Weighted average common shares outstanding:
     Basic / Diluted                                             8,929          12,254



   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Three           Three
                                                                          Months Ended    Months Ended
                                                                            March 31,       March 31,
                                                                              1997            1998
                                                                           ----------      ----------
Cash flows from operating activities:
     Net loss                                                              $   (4,895)     $     (615)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                              687           1,267
         Depreciation and amortization                                            108              83
         Amortization of stock compensation                                        29              95
         Amortization of deferred loan fees                                        --             106
         Changes in deferred income tax liability                               4,964            (314)
         Changes in working capital and other items                             3,331          (3,418)
                                                                           ----------      ----------
            Net cash provided (used) by operating activities                    4,224          (2,796)
                                                                           ----------      ----------

Cash flows from investing activities:
     Additions to natural gas and oil properties                               (6,830)        (12,993)
     Additions to other property and equipment                                    (33)           (159)
     (Increase) decrease in drilling advanaces paid                              (321)             16
     Increase in exploration advances paid                                       (117)             --
                                                                           ----------      ----------
            Net cash used by investing activities                              (7,301)        (13,136)
                                                                           ----------      ----------

Cash flows from financing activities:
     Increase in notes payable                                                  2,850          52,800
     Repayment of notes payable                                                    --         (34,800)
     Principal payments on capital lease obligations                              (56)            (58)
     Deferred loan fees                                                            --          (1,911)
                                                                           ----------      ----------
            Net cash provided by financing activities                           2,794          16,031
                                                                           ----------      ----------

Net (decrease) increase in cash and cash equivalents                             (283)             99

Cash and cash equivalents, beginning of period                                  1,447           1,701
                                                                           ----------      ----------
Cash and cash equivalents, end of period                                   $    1,164      $    1,800
                                                                           ==========      ==========



   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION AND NATURE OF OPERATIONS

       Brigham Exploration Company (the "Company") is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the "Partnership"). Brigham, Inc. is a Texas corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of natural gas and oil properties in West Texas, the Anadarko Basin and the onshore Gulf Coast.

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

       In May 1997, the Company sold 3,325,000 shares of its common stock in the Offering at a price of $8.00 per share. With a portion of the proceeds from the Offering, the Company repaid the then outstanding borrowings ($13.3 million) under the Company's revolving credit facility.

2.     BASIS OF PRESENTATION

       The unaudited condensed consolidated balance sheets at December 31, 1997 and March 31, 1998 reflect the consolidated accounts of the Company. The unaudited condensed consolidated statements of operations and of cash flows for the three months ended March 31, 1997 and 1998 include the results of operations and of cash flows of the Partnership for the period from January 1, 1997 to February 27, 1997 and of the Company for the period from February 25, 1997, the date of its inception, to March 31, 1997 and for the three months ended March 31, 1998. As the Exchange was the conversion of a partnership to a corporation, the Exchange was accounted for by the Company as a reorganization.

       The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     NOTES PAYABLE

       In January 1998, the Company entered into a new reserve based revolving credit facility (the "Credit Facility"). The Credit Facility provides for borrowings up to $75 million, all of which is immediately available for borrowing to fund capital expenditures, until January 31, 1999, at which time the borrowing availability will be redetermined by the lender based on the Company's proved reserve value at that time. The Company may elect, at its option, to have the borrowing availability redetermined based on the Company's proved reserve value at any time prior to January 31, 1999. Amounts outstanding under the Credit Facility bear interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties of the Company. A portion of the funds borrowed under the Credit Facility were used to repay in full the debt outstanding under the Company's previous revolving credit facility.

       In connection with the origination of the Credit Facility, certain bank fees and other expenses totaling approximately $1.9 million were recorded as deferred costs and will be amortized over the life of the loan which matures January 26, 2001.

4.     INCOME TAXES

       Prior to the consummation of the Exchange, the Partnership was not subject to federal income taxes. Income and losses were passed through to its partners on the basis of the allocation provisions established by the partnership agreement. Upon consummation of the Exchange, the Partnership's net income became subject to federal income taxes through its ownership by the Company. Also, in conjunction with the Exchange, the Company recorded a deferred income tax liability of $5 million to recognize the temporary differences between the financial statement and tax bases of the assets and liabilities of the Partnership at the Exchange date, February 27, 1997, given the provisions of enacted tax laws. Subsequent to this date, the Company elected to record a step-up in basis of its assets for tax purposes as a result of the Exchange. As a result of this election, the Company recorded a $3.8 million deferred income tax benefit in the fourth quarter of 1997, which resulted in a net $1.2 million non-cash deferred income tax charge for the year ended December 31, 1997.

5.     EARNINGS PER SHARE

       Earnings per share have been calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128. The implementation of this standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income
       (loss) applicable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents outstanding, if dilutive, during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

       Historical earnings per share for the three months ended March 31, 1997 is based on shares of common stock issued upon consummation of the Exchange (Note 1). At March 31, 1997 and 1998, options to purchase 644,097 and 935,987, respectively, shares of common stock were outstanding but were not included in the computation of diluted EPS due to the anti-dilutive effect they would have on EPS if converted.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.     REPORTING COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The new standard, which is effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company adopted this standard in the first quarter of 1998. There is no difference between the Company's net income as reported and comprehensive income.

7.     SEGMENT REPORTING

       In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which the Company adopted in the first quarter of 1998. The standard established requirements for reporting information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with management's organization and evaluation of financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

                           BRIGHAM EXPLORATION COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of three month periods ended March 31, 1997 and March 31, 1998

         Natural gas and oil sales. Natural gas and oil sales increased 47% from $2.1 million in the first quarter of 1997 to $3.1 million in the first quarter of 1998. Of this net increase, $2.8 million was attributable to an increase in production, offset by $1.8 million attributable to a decrease in the average sales price for natural gas and oil. Production volumes for natural gas increased 205% from 243 MMcf in the first quarter of 1997 to 740 MMcf in the first quarter of 1998. The average price received for natural gas decreased 34% from $3.10 per Mcf in the first quarter of 1997 to $2.05 per Mcf in the first quarter of 1998. Production volumes for oil increased 82% from 63 MBbls in the first quarter of 1997 to 115 MBbls in the first quarter of 1998. The average price received for oil decreased 35% from $21.82 per Bbl in the first quarter of 1997 to $14.15 per Bbl in the first quarter of 1998. Natural gas and oil sales were increased by production from wells completed during the first quarter of 1998, partially offset by the natural decline of existing production.

         Lease operating expenses. Lease operating expense increased 101% from $206,000 for the first quarter of 1997 to $414,000 for the first quarter of 1998, while on a per unit of production basis, lease operating expenses for the same periods decreased 12% from $.33 per Mcfe to $.29 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the first quarter of 1998 as compared with the same period in 1997. The decrease in the per unit rate was primarily due to an increase in gas production as a percentage of total equivalent production (39% and 52% for the first quarters of 1997 and 1998, respectively) since a typical gas well produces with lower average lease operating costs per unit of production than a typical oil well.

         Production taxes. Production taxes increased 47% from $127,000 ($.21 per Mcfe) for the first quarter of 1997 to $188,000 ($.13 per Mcfe) for the first quarter of 1998 as a direct result of increased production volumes. The effective average production tax rate remained unchanged at 6% of natural gas and oil sales revenues for each period.

         General and administrative expenses. General and administrative expenses increased 64% from $702,000 for the first quarter of 1997 to $1.2 million for the first quarter of 1998. This increase was primarily attributable to the hiring of additional employees to support the Company's increased level of operational activities. Additionally, office rent, other office expenses and costs related to the administration of a public corporation increased for the first quarter of 1998 as compared to the same period for 1997. On a per unit of production basis, general and administrative expenses decreased 28% from $1.13 per Mcfe for the first quarter of 1997 to $.81 per Mcfe for the first quarter of 1998.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 84% from $687,000 ($1.10 per Mcfe) in the first quarter of 1997 to $1.3 million ($.89 per Mcfe) in the first quarter of 1998. Of this net increase, $892,000 was due to the increase in production volumes which was offset by $312,000 due to a 19% decrease in the depletion rate. The depletion rate per unit of production decreased due to an increase in natural gas and oil reserves at lower average capital costs.

         Interest expense. Net interest expense increased 165% from $372,000 in the first quarter of 1997 to $985,000 in the first quarter of 1998. This increase was due to a higher average outstanding debt balance in the first quarter of 1998 partially offset by a decreased effective interest rate. The weighted average outstanding debt balance increased 179% from $15.3 million in the first quarter of 1997 to $42.8 million in the first quarter of 1998. The effective annual interest rate decreased 6% from 10% in the first quarter of 1997 to 9.5% in the first quarter of 1998. The increase in the average outstanding debt balance was primarily a result of increased capital expenditures related to the Company's exploration activities. At March 31, 1998, the Company had $50 million in borrowings outstanding under the Credit Facility which had an annual interest rate of 7.9%. Interest expense increased an additional $106,000 in the first quarter of 1998 compared to the same period for 1997 due to the amortization of deferred loan fees totaling approximately $1.9 million incurred in connection with the establishment of the Credit Facility in January 1998. The amortization of these deferred loan fees will continue to be recognized in the amount of approximately $159,000 per quarter over the term of the Credit Facility which matures in January 2001.

Liquidity and Capital Resources

         The Company's primary sources of capital have been borrowings (revolving credit facility and private placement debt), working capital, the sale of interests in projects and sales of equity. During May 1997, as described in Note 1 to the Condensed Consolidated Financial Statements included herein, the Company completed an initial public offering of common stock of the Company that generated proceeds of approximately $24 million, net of offering costs, that were used to repay all outstanding debt ($13.3 million) under the Company's then existing revolving credit facility and to fund capital expenditures.

         In the first quarter of 1998, cash flow used by operations was $2.8 million primarily as a result of the net effects of increased natural gas and oil revenues, net of production taxes, lease operating expenses and general and administrative expenses, and an increase in working capital components. Cash flow used in investing activities was $13.1 million in the first quarter of 1998 primarily as a result of capital expenditures related to exploration activities. Cash flow provided by financing activities was $16 million, net of deferred loan fees of $1.9 million, in the first three months of 1998 primarily as a result of an increase in borrowings under the revolving credit facility to fund the difference between cash flow from operations and cash flow from investing activities.

         The Company believes its cash flow from operations and its borrowing capacity under the Credit Facility will be sufficient to finance its continuing exploration and production activities during the remainder of 1998.

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

PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 14th day of May, 1998.

                                         BRIGHAM EXPLORATION COMPANY


                                    By: /s/ BEN M. BRIGHAM
                                        --------------------------------------
                                        Ben M. Brigham
                                        Chief Executive Officer, President and
                                          Chairman of the Board



                                    By: /s/ CRAIG M. FLEMING
                                        --------------------------------------
                                        Craig M. Fleming
                                        Chief Financial Officer

                                                         SEQUENTIALLY
 EXHIBIT                                                   NUMBERED
   NO.               INDEX TO EXHIBITS                       PAGE
   ---               -----------------                       ----
   27      Financial Data Schedule                         Tabbed by
                                                          Exhibit No.