Form 10-Q
period 1998-06-30
BRIGHAM EXPLORATION CO
filed 1998-08-14
CIK 1034755

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


                 For the quarterly period ended June 30, 1998

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________  to   _____________

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
Yes   X .    No     .
    ----        ----

As of July 31, 1998, 12,253,574 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                                      INDEX


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              -------
PART I.       FINANCIAL INFORMATION:

Item 1.       Unaudited Condensed Consolidated Financial Statements

              a)   Balance Sheets - December 31, 1997 and
                      June 30, 1998                                                              1

              b) Statements of Operations - Three and six months ended
                      June 30, 1997 and 1998                                                     2

              c) Statements of Cash Flows - Six months ended
                      June 30, 1997 and 1998                                                     3

              d)   Notes to Condensed Consolidated Financial Statements                        4 - 6

Item 2.       Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                          7 - 10


PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K                                                11 - 12

PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements



                           BRIGHAM EXPLORATION COMPANY
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)




                                                                                 December 31,     June 30,
                                                                                     1997           1998
                                                                                 ------------   ------------
                                                                                                 (unaudited)

                                            ASSETS
Current assets:
     Cash and cash equivalents                                                     $   1,701      $   3,106
     Accounts receivable                                                               4,909          7,934
     Prepaid expenses                                                                    280            217
                                                                                   ---------      ---------
         Total current assets                                                          6,890         11,257
                                                                                   ---------      ---------

Natural gas and oil properties, at cost, net                                          84,176        114,454
Other property and equipment, at cost, net                                             1,239          1,603
Drilling advances paid                                                                    78            603
Deferred loan fees                                                                        --          1,645
Other noncurrent assets                                                                   18            137
                                                                                   ---------      ---------
                                                                                   $  92,401      $ 129,699
                                                                                   =========      =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $  11,892      $   7,837
     Accrued drilling costs                                                            2,406          5,206
     Participant advances received                                                       489            442
     Other current liabilities                                                           726          4,748
                                                                                   ---------      ---------
         Total current liabilities                                                    15,513         18,233
                                                                                   ---------      ---------

Notes payable                                                                         32,000         68,000
Deferred income tax liability                                                          1,228            606
Other noncurrent liabilities                                                             507            526

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                          --             --
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding                                   123            123
     Additional paid-in capital                                                       44,344         44,292
     Unearned stock compensation                                                      (1,340)          (880)
     Retained earnings (accumulated deficit)                                              26         (1,201)
                                                                                   ---------      ---------
         Total stockholders' equity                                                   43,153         42,334
                                                                                   ---------      ---------
                                                                                   $  92,401      $ 129,699
                                                                                   =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                                       Three Months             Six Months
                                                      Ended June 30,          Ended June 30,
                                                   --------------------    --------------------
                                                     1997        1998        1997        1998
                                                   --------    --------    --------    --------
Revenues:
     Natural gas and oil sales                     $  1,718    $  3,987    $  3,854    $  7,130
     Workstation revenue                                160         133         324         247
                                                   --------    --------    --------    --------
                                                      1,878       4,120       4,178       7,377
                                                   --------    --------    --------    --------
Costs and expenses:
     Lease operating                                    264         564         470         978
     Production taxes                                    92         262         219         450
     General and administrative                         753       1,139       1,455       2,293
     Depletion of natural gas and oil properties        708       1,517       1,395       2,784
     Depreciation and amortization                       64          92         172         175
     Amortization of stock compensation                  86          95         115         190
                                                   --------    --------    --------    --------
                                                      1,967       3,669       3,826       6,870
                                                   --------    --------    --------    --------
         Operating income (loss)                        (89)        451         352         507
                                                   --------    --------    --------    --------

Other income (expense):
     Interest income                                     63          40          81          77
     Interest expense                                  (156)     (1,410)       (372)     (2,432)
     Interest expense - related party                    --          --        (174)         --
                                                   --------    --------    --------    --------
                                                        (93)     (1,370)       (465)     (2,355)
                                                   --------    --------    --------    --------

Net loss before income taxes                           (182)       (919)       (113)     (1,848)
Income tax (expense) benefit                            151         307      (4,813)        621
                                                   --------    --------    --------    --------
     Net loss                                      $    (31)   $   (612)   $ (4,926)   $ (1,227)
                                                   ========    ========    ========    ========

Net loss per share:
     Basic / Diluted                               $  (0.00)   $  (0.05)   $  (0.50)   $  (0.10)

Weighted average common shares outstanding:
     Basic / Diluted                                 10,840      12,254       9,890      12,254



   See accompanying notes to the condensed consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                              Six             Six
                                                          Months Ended    Months Ended
                                                            June 30,        June 30,
                                                              1997           1998
                                                          ------------    ------------

Cash flows from operating activities:
  Net loss                                                $     (4,926)   $     (1,227)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depletion of natural gas and oil properties                 1,395           2,784
     Depreciation and amortization                                 172             175
     Amortization of stock compensation                            115             190
     Amortization of deferred loan fees                             --             266
     Changes in deferred income tax liability                    4,813            (622)
     Changes in working capital and other items                 (1,764)         (3,258)
                                                          ------------    ------------
       Net cash used by operating activities                      (195)         (1,692)
                                                          ------------    ------------

Cash flows from investing activities:
  Additions to natural gas and oil properties                  (11,796)        (30,044)
  Additions to other property and equipment                       (183)           (315)
  Increase in drilling advances paid                              (126)           (525)
                                                          ------------    ------------
      Net cash used by investing activities                    (12,105)        (30,884)
                                                          ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        23,929              --
  Increase in notes payable                                      5,250          70,800
  Repayment of notes payable                                   (13,250)        (34,800)
  Principal payments on capital lease obligations                  (87)           (108)
  Deferred loan fees                                                --          (1,911)
                                                          ------------    ------------
      Net cash provided by financing activities                 15,842          33,981
                                                          ------------    ------------
Net increase in cash and cash equivalents                        3,542           1,405

Cash and cash equivalents, beginning of period                   1,447           1,701
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $      4,989    $      3,106
                                                          ============    ============





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

2.       BASIS OF PRESENTATION

         The unaudited condensed consolidated balance sheets at December 31, 1997 and June 30, 1998 reflect the consolidated accounts of the Company. The unaudited condensed consolidated statements of operations and of cash flows for the six months ended June 30, 1997 and 1998 include the results of operations and of cash flows of the Partnership for the period from January 1, 1997 to February 27, 1997 and of the Company for the period from February 25, 1997, the date of its inception, to June 30, 1997 and for the six months ended June 30, 1998. As the Exchange was the conversion of a partnership to a corporation, the Exchange was accounted for by the Company as a reorganization.

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

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.       NOTES PAYABLE

         In January 1998, the Company entered into a reserve based revolving credit facility (the "Credit Facility"). The Credit Facility provides for borrowings up to $75 million, all of which was immediately available for borrowing to fund capital expenditures, until January 31, 1999, at which time the borrowing availability will be redetermined by the lender based on the Company's proved reserve value at that time. The Company may elect, at its option, to have the borrowing availability redetermined based on the Company's proved reserve value at any time prior to January 31, 1999. Amounts outstanding under the Credit Facility bear interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties of the Company. A portion of the funds borrowed under the Credit Facility were used to repay in full the debt outstanding under the Company's previous revolving credit facility.

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

5.       EARNINGS PER SHARE

         Earnings per share have been calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No.
         128. The implementation of this standard has resulted in the presentation of a basic EPS calculation in the consolidated financial statements as well as a diluted EPS calculation. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents outstanding, if dilutive, during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

         Historical earnings per share for the six months ended June 30, 1997 is based on shares of common stock issued upon consummation of the Exchange (Note 1). At June 30, 1997 and 1998, options to purchase 644,097 and 935,987, respectively, shares of common stock were outstanding but were not included in the computation of diluted EPS due to the anti-dilutive effect they would have on EPS if converted.

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

7.     SEGMENT REPORTING

       In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company adopted in the first quarter of 1998. The standard established requirements for reporting information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Under SFAS No. 131, operating segments are to be determined consistent with management's organization and evaluation of financial information internally for making operating decisions and assessing performance. The disclosure provisions of this standard are not applicable for interim periods in the year of adoption. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

8.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted. SFAS No. 133 requires that all derivatives be recognized on the balance sheet as either assets or liabilities and measured at fair value regardless of any hedge relationship that exists. The corresponding gains and losses should be reported based on the hedge relationship that exists. The adoption of this new standard is not expected to have a material impact on the Company's consolidated balance sheet or statement of operations.

                           BRIGHAM EXPLORATION COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of three month periods ended June 30, 1997 and June 30, 1998

         Natural gas and oil sales. Natural gas and oil sales increased 132% from $1.7 million in the second quarter of 1997 to $4 million in the second quarter of 1998. Of this net increase, $3.8 million was attributable to an increase in production, offset by $1.5 million attributable to a decrease in the average sales price for natural gas and oil. Production volumes for natural gas increased 462% from 215 MMcf in the second quarter of 1997 to 1,207 MMcf in the second quarter of 1998. The average price received for natural gas increased from $2.07 per Mcf in the second quarter of 1997 to $2.13 per Mcf in the second quarter of 1998. Production volumes for oil increased 83% from 64 MBbls in the second quarter of 1997 to 117 MBbls in the second quarter of 1998. The average price received for oil decreased 39% from $19.93 per Bbl in the second quarter of 1997 to $12.17 per Bbl in the second quarter of 1998. Natural gas and oil sales were increased by production from wells completed since the second quarter of 1997, partially offset by the natural decline of existing production, and from certain wells acquired from Ward Petroleum in Grady County, Oklahoma which were included in the Company's results of operations effective September 1, 1997. As a result of hedging activities, natural gas revenues increased $38,700 for the second quarter of 1998, compared to an increase in oil revenues of $34,192 for the second quarter of 1997.

         Lease operating expenses. Lease operating expense increased 114% from $264,000 for the second quarter of 1997 to $564,000 for the second quarter of 1998, while on a per unit of production basis, lease operating expenses for the same periods decreased 32% from $.44 per Mcfe to $.30 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the second quarter of 1998 as compared with the same period in 1997. The decrease in the per unit rate was primarily due to an increase in natural gas production as a percentage of total equivalent production (36% and 63% for the second quarters of 1997 and 1998, respectively) since a typical natural gas well produces with lower average lease operating costs per unit of production than a typical oil well.

         Production taxes. Production taxes increased 185% from $92,000 ($.15 per Mcfe) for the second quarter of 1997 to $262,000 ($.14 per Mcfe) for the second quarter of 1998 as a direct result of increased production volumes. The effective average production tax rate increased from 5% of natural gas and oil sales revenues to 7% for the second quarters of 1997 and 1998, respectively, due to the increase in natural gas production as a percentage of total equivalent production as natural gas is typically burdened with higher production tax rates than oil production.

         General and administrative expenses. General and administrative expenses increased 51% from $753,000 for the second quarter of 1997 to $1.1 million for the second quarter of 1998. This increase was primarily attributable to the hiring of additional employees to support the Company's increased level of operational activities. Additionally, office rent, other office expenses and costs related to the administration of a public corporation increased for the second quarter of 1998 as compared to the same period for 1997. On a per unit of production basis, general and administrative expenses decreased 52% from $1.26 per Mcfe for the second quarter of 1997 to $.60 per Mcfe for the second quarter of 1998.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 114% from $708,000 ($1.18 per Mcfe) in the second quarter of 1997 to $1.5 million ($.80 per Mcfe) in the second quarter of 1998. Of this net increase, $1.6 million was due to the increase in production volumes which was offset by $736,000 due to a 32% decrease in the depletion rate. The depletion rate per unit of production decreased due to an increase in natural gas and oil reserves at lower average capital costs.

         Interest expense. Net interest expense increased from $93,000 in the second quarter of 1997 to $1.4 million in the second quarter of 1998. This increase was due to a higher average outstanding debt balance in the second quarter of 1998 partially offset by a decreased effective interest rate. The weighted average outstanding debt balance increased from $6.2 million in the second quarter of 1997 to $59.6 million in the second quarter of 1998. The effective annual interest rate decreased 2% from 9.6% in the second quarter of 1997 to 9.4% in the second quarter of 1998. In May 1997, the Company received $23.9 million for the sale of shares of its common stock in a public offering. A portion of these proceeds were used to repay the $13.3 million in debt outstanding at that date. The increase in the average outstanding debt during the second quarter of 1998 compared to the same period for 1997 was due to increased capital expenditures related to the Company's exploration activities during the second quarter of 1998 and the repayment of debt which occurred in the May 1997. At June 30, 1998, the Company had $68 million in borrowings outstanding under the Credit Facility which had an annual interest rate of 8%. Interest expense increased an additional $159,000 in the second quarter of 1998 compared to the same period for 1997 due to the amortization of deferred loan fees totaling approximately $1.9 million incurred in connection with the establishment of the Credit Facility in January 1998. The amortization of these deferred loan fees will continue to be recognized in the amount of approximately $159,000 per quarter over the term of the Credit Facility which matures in January 2001.

Comparison of six month periods ended June 30, 1997 and June 30, 1998

         Natural gas and oil sales. Natural gas and oil sales increased 85% from $3.9 million in the first six months of 1997 to $7.1 million in the first six months of 1998. Of this increase, $6.6 million was attributable to an increase in production, offset by $3.4 million was attributable to a decrease in the average sales price for natural gas and oil. Production volumes for natural gas increased 326% from 457 MMcf in the first six months of 1997 to 1,947 MMcf in the first six months of 1998. The average price received for natural gas decreased 20% from $2.62 per Mcf in the first six months of 1997 to $2.10 per Mcf in the first six months of 1998. Production volumes for oil increased 82% from 127 MBbls in the first six months of 1997 to 232 MBbls in the first six months of 1998. The average price received for oil decreased 37% from $20.87 per Bbl in the first six months of 1997 to $13.15 per Bbl in the first six months of 1998. Natural gas and oil sales were increased by production from wells completed since the first six months of 1997 partially offset by the natural decline of existing production, and from certain wells acquired from Ward Petroleum in Grady County, Oklahoma which were included in the Company's results of operations effective September 1, 1997. As a result of hedging activities, natural gas revenues increased $38,700 for the first six months of 1998, compared to a decrease in oil revenues of $6,191 for the first six months of 1997.

         Lease operating expenses. Lease operating expense increased 108% from $470,000 in the first six months of 1997 to $978,000 in the first six months of 1998, while on a per unit of production basis, lease operating expenses for the same periods decreased 26% from $.39 per Mcfe to $.29 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells for the first six months of 1998 as compared with the same period in 1997. The decrease in the per unit rate was primarily due to an increase in natural gas production as a percentage of total equivalent production (38% and 58% for the first six months of 1997 and 1998, respectively) since a typical natural gas well produces with lower average lease operating costs per unit of production than a typical oil well.

         Production taxes. Production taxes increased 106% from $219,000 ($.18 per Mcfe) for the first six months of 1997 to $450,000 ($.13 per Mcfe) for the first six months of 1998 as a direct result of increased production volumes. The effective average production tax rate remained unchanged at 6% of natural gas and oil sales revenues for the first six months of both 1997 and 1998.

         General and administrative expenses. General and administrative expenses increased 58% from $1.5 million in the first six months of 1997 to $2.3 million n the first six months of 1998. This increase was primarily attributable to the hiring of additional employees to support the Company's increased level of operational activities. Additionally, office rent, other office expenses and costs related to the administration of a public corporation increased for the first six months of 1998 as compared to the same period for 1997. On a per unit of production basis, general and administrative expenses decreased 42% from $1.19 per Mcfe for the first six months of 1997 to $.69 per Mcfe for the first six months of 1998.

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 100% from $1.4 million ($1.14 per Mcfe) in the first six months of 1997 to $2.8 ($.83 per Mcfe) in the first six months of 1998. Of this net increase, $2.4 million was due to the increase in production volumes which was offset by $1 million due to a 27% decrease in the depletion rate. The depletion rate per unit of production decreased due to an increase in natural gas and oil reserves at lower average capital costs.

         Interest expense. Net interest expense increased from $465,000 in the first six months of 1997 to $2.4 million in the first six months of 1998. This increase was primarily due to a higher average outstanding balance offset partially by a lower effective interest rate. The weighted average outstanding debt balance increased from $13.2 million in the first six months of 1997 to $51.3 million in the first six months of 1998. The effective interest rate increased 16% from 8.1% in the first six months of 1997 to 9.4% in the first six months of 1998. In May 1997, the Company received $23.9 million for the sale of shares of its common stock in a public offering. A portion of these proceeds were used to repay the $13.3 million in debt outstanding at that date. The increase in the average outstanding debt during the first six months of 1998 compared to the same period for 1997 was due to increased capital expenditures related to the Company's exploration activities during the first six months of 1998 and the repayment of debt which occurred in the first six months of 1997. The increase in the average outstanding debt balance was primarily a result of increased capital expenditures related to the Company's exploration activities. Interest expense increased an additional $266,000 for the first six months of 1998 compared to the same period for 1997 due to the amortization of deferred loan fees totaling approximately $1.9 million incurred in connection with the establishment of the Credit Facility in January 1998. The amortization of these deferred loan fees will continue to be recognized in the amount of approximately $159,000 per quarter over the term of the Credit Facility which matures in January 2001.

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

         In the first six months of 1998, cash flow used by operations was $1.7 million primarily as a result of the net effects of increased natural gas and oil revenues, net of production taxes, lease operating expenses and general and administrative expenses, and an increase in working capital components. Cash flow used in investing activities was $30.9 million in the first six months of 1998 primarily as a result of capital expenditures related to exploration activities. Cash flow provided by financing activities was $34 million, net of deferred loan fees of $1.9 million, in the first six months of 1998 primarily as a result of an increase in borrowings under the revolving credit facility to fund the difference between cash flow from operations and cash flow from investing activities.

         The Company anticipates filing on August 14, 1998 or shortly thereafter a registration statement with the SEC regarding the proposed issuance of $50 million of debt and equity securities to two affiliated institutional investors. The proposed financing transaction consists of the issuance of $40 million of senior subordinated notes (the "Notes") with warrants to purchase common stock and the sale of $10 million of common stock. Principal terms of the Notes include a five year term with no principal payments until maturity in 2003 and quarterly interest payments payable either in cash at an annual rate of 12% or, in limited circumstances, in the issuance of additional Notes at an annual rate of 13% for the first three years. The proceeds to be received by the Company from this proposed offering will be used to fund a portion the Company's planned capital expenditures and, in the interim, for the repayment of outstanding indebtedness.

         The current borrowing base of $75 million under the Company's credit agreement (the "Credit Facility") will be reduced to $65 million upon issuance of the Notes. On January 31, 1999, the Credit Facility borrowing base will be redetermined by the lender based on the Company's then proved reserve value. Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly. Borrowings under the facility currently bear interest at an annual rate of approximately 8.6%. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties of the Company. The terms of the Notes will permit the Company to borrow under the Credit Facility up to the lesser of $75 million or the Credit Facility borrowing base.

         The Company believes that through the foreseeable future it will be able to comply with the financial covenants contained in the Credit Facility. These covenants include a minimum interest coverage ratio that the Company's lender amended in May 1998 following a determination that the Company did not meet for the first quarter of 1998 and would not meet for the second quarter of 1998 the covenant as originally formulated. In connection with the proposed issuance of Notes, the Company's lender will further amend the Credit Facility covenants to accommodate the Notes. In the event that the Company in the future cannot meet a covenant, no assurance can be given that its lender will amend the covenant or waive compliance.

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

PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 13th day of August, 1998.

                                          BRIGHAM EXPLORATION COMPANY


                                      By: /s/ BEN M. BRIGHAM
                                          --------------------------------------
                                          Ben M. Brigham
                                          Chief Executive Officer, President and
                                           Chairman of the Board



                                      By: /s/ CRAIG M. FLEMING
                                          --------------------------------------
                                          Craig M. Fleming
                                          Chief Financial Officer



                                                                          SEQUENTIALLY
    EXHIBIT                                                                 NUMBERED
      NO.                   INDEX TO EXHIBITS                                 PAGE
    -------                 -----------------                             ------------

      27                  Financial Data Schedule                         Tabbed by
                                                                          Exhibit No.