Form 10-K/A
period 1997-12-31
BRIGHAM EXPLORATION CO
filed 1999-03-01
CIK 1034755

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------
                                  FORM 10-K/A
                          ---------------------------
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 29, 1998, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Responding to an SEC comment, we have revised the estimate we use in our financial statements of the fair market value of the common stock underlying options granted March 4, 1997 pursuant to the 1997 Incentive Plan. We revised the value to $9.00 per share from the value of $8.00 per share that we previously used in our financial statements. Consequently, we are filing this amendment and three others today solely to reflect this change in estimate. See note 11 to the accompanying financial statements.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 2.   PROPERTIES..................................................    1

                                  PART II
ITEM 6.   SELECTED FINANCIAL DATA.....................................    9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   10
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   22
SIGNATURES............................................................   27
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

COSTS INCURRED

     The costs incurred in oil and natural gas acquisition, exploration and development activities are as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1995      1996       1997
                                                         ------    -------    -------
Cost incurred for the year:
  Exploration..........................................  $6,893    $10,527    $29,516
  Property acquisition.................................   1,885      6,195     26,956
  Development..........................................     713      1,328      2,953
  Proceeds from participants...........................  (1,296)    (4,111)      (319)
                                                         ------    -------    -------
                                                         $8,195    $13,939    $59,106
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

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data."

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                               1993        1994      1995       1996       1997
                                                              -------     -------   -------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Natural gas and oil sales...............................  $   937     $ 2,565   $ 3,578   $  6,141   $  9,184
    Workstation revenue.....................................      467         815       635        627        637
                                                              -------     -------   -------   --------   --------
        Total revenues......................................    1,404       3,380     4,213      6,768      9,821
  Costs and expenses:
    Lease operating.........................................      111         491       761        726      1,151
    Production taxes........................................       47         126       165        362        549
    General and administrative..............................    1,433       1,785     1,897      2,199      3,570
    Depletion of natural gas and oil properties.............    4,371(1)    1,104     1,626      2,323      2,743
    Depreciation and amortization...........................      406         561       533        487        694
                                                              -------     -------   -------   --------   --------
        Total costs and expenses............................    6,368       4,067     4,982      6,097      8,707
                                                              -------     -------   -------   --------   --------
  Operating income (loss)...................................   (4,964)       (687)     (769)       671      1,114
  Other income (expense):
    Interest income.........................................        6          56       128         52        145
    Interest expense........................................     (105)       (668)     (936)    (1,173)    (1,190)
                                                              -------     -------   -------   --------   --------
        Total other income (expense)........................      (99)       (612)     (808)    (1,121)    (1,045)
  Net income (loss) before income taxes.....................   (5,063)     (1,299)   (1,577)      (450)        69
  Income tax expense, net...................................       --          --        --         --     (1,186)(2)
                                                              -------     -------   -------   --------   --------
        Net loss............................................  $(5,063)    $(1,299)  $(1,577)  $   (450)  $ (1,117)
                                                              =======     =======   =======   ========   ========
  Net loss per share -- basic/diluted.......................  $ (0.57)    $ (0.15)  $ (0.18)  $  (0.05)  $  (0.10)
                                                              =======     =======   =======   ========   ========
  Weighted average shares outstanding -- basic/diluted......    8,929       8,929     8,929      8,929     11,081
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in) operating activities.......  $  (730)    $   626   $ 1,383   $  3,710   $  9,806
  Net cash used in investing activities.....................   (6,983)     (5,463)   (8,005)   (11,796)   (57,300)
  Net cash provided by financing activities.................    7,839       4,634     7,724      7,731     47,748
OTHER FINANCIAL DATA:
  Capital expenditures......................................  $ 6,632     $ 5,445   $ 7,935     13,612   $ 57,170
  EBITDA(3).................................................     (187)        978     1,390      3,481      4,551
  Operating cash flow(4)....................................     (286)        366       582      2,360      3,506

                                                                             AS OF DECEMBER 31,
                                                              -------------------------------------------------
                                                               1993        1994      1995      1996      1997
                                                              -------     -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $   903     $   700   $ 1,802   $ 1,447   $ 1,701
  Natural gas and oil properties, net.......................    7,803      11,970    18,538    28,005    84,294
  Total assets..............................................   14,003      15,781    22,916    33,614    92,519
  Notes payable.............................................    3,000       7,950    16,000    24,000    32,000
  Total equity..............................................    6,570       5,271     3,694     3,244    43,313

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

     In connection with the exchange prior to the Company's initial public offering of interests in the Company's predecessor partnership of shares of the Company's Common Stock (the "Exchange") in 1997, the Company issued options to purchase 644,097 shares of Common Stock to certain of its officers and employees. The Company recorded an unearned stock compensation balance of $2.6 million in the first quarter 1997, of which approximately one-half will be added to the amortizable base of the full-cost pool over the vesting period of the options and the balance will be recorded as a noncash compensation expense over the vesting period of the options. As a result, the Company expects to incur unearned stock compensation amortization expenses of approximately $364,000 in 1998, $189,000 in 1999 and an aggregate of $226,000 in the four years thereafter.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods presented.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Production:
  Natural gas (MMcf)........................................     272       698     1,382
  Oil (MBbls)...............................................     177       227       291
  Natural gas equivalent (MMcfe)............................   1,332     2,060     3,126
Average sales prices per unit (1):
  Natural gas (per Mcf).....................................  $ 1.62    $ 2.30    $ 2.56
  Oil (per Bbl).............................................   17.76     19.98     19.40
  Natural gas equivalent (per Mcfe).........................    2.69      2.98      2.94
Costs and expenses per Mcfe:
  Lease operating...........................................  $ 0.57    $ 0.35    $ 0.37
  General and administrative................................    1.42      1.07      1.14
  Depletion of oil and natural gas properties...............    1.22      1.13      0.88

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

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 18% from $2.3 million ($1.13 Mcfe) in 1996 to $2.7 million ($0.88 Mcfe) in 1997 as a result of higher production volumes. The per unit amount decreased due to the addition of proved reserves during 1997.

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

     Historical Operating Losses and Variability of Operating Results. The Company had net losses of approximately $5.1 million in 1993, $1.3 million in 1994, $1.6 million in 1995, $450,000 in 1996 and $1.1 million (including a net $1.2 million non-cash deferred income tax charge incurred in connection with the Company's conversion from a partnership to a corporation) in 1997. The Company has incurred net losses in each year of operation, and there can be no assurance that the Company will be profitable in the future. At December 31, 1997, the Company's accumulated deficit was $55,000 and its total stockholders' equity was $43.3 million. In addition, the Company's future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, prices of oil and natural gas, rates of drilling success, rates of production from completed wells and the timing of capital expenditures. This variability could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any failure or delay in the realization of expected cash flows from operating activities could limit the Company's ability to invest and participate in economically attractive projects. See "Item 6. Selected Financial Data."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements:

             See Index to Consolidated Financial Statements on page F-1.

         2. Financial Statement Schedules:

             See Index to Consolidated Financial Statements on page F-1.

         3. Exhibits: The following documents are filed as exhibits to this report:

         NUMBER                                  DESCRIPTION
         ------                                  -----------
         2.1             -- Exchange Agreement (filed as Exhibit 2.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         3.1             -- Certificate of Incorporation (filed as Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
         3.2             -- Bylaws (filed as Exhibit 3.2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
         4.1             -- Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.1             -- Agreement of Limited Partnership, dated May 1, 1992,
                            between Brigham Exploration Company and General Atlantic
                            Partners III, L.P. as general partners, and Harold D.
                            Carter and GAP-Brigham Partners, L.P. as limited partners
                            (filed as Exhibit 10.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.1.1           -- Amendment No. 1 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated May 1, 1992, by and among
                            Brigham Exploration Company, General Atlantic Partners
                            III, L.P., GAP-Brigham Partners, L.P. and Harold D.
                            Carter (filed as Exhibit 10.1.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.1.2           -- Amendment No. 2 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated September 30, 1994, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter and the additional signatories thereto (filed as
                            Exhibit 10.1.2 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.1.3           -- Amendment No. 3 to Agreement of Limited Partnership of
                            Brigham Oil & Gas, L.P., dated August 24, 1995, by and
                            among Brigham Exploration Company, General Atlantic
                            Partners III, L.P., GAP-Brigham Partners, L.P., Harold D.
                            Carter, Craig M. Fleming, David T. Brigham and Jon L.
                            Glass (filed as Exhibit 10.1.3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.2             -- Agreement of Limited Partnership of Venture Acquisitions,
                            L.P., dated September 23, 1994, by and between Quest
                            Resources, L.L.C. and RIMCO Energy, Inc. as general
                            partners, and RIMCO Production Company, Inc., RIMCO
                            Exploration Partners, L.P. I and RIMCO Exploration
                            Partners, L.P. II, as limited partners (filed as Exhibit
                            10.2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.3             -- Regulations of Quest Resources, L.L.C. (filed as Exhibit
                            10.3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.4             -- Management and Ownership Agreement, dated September 23,
                            1994, by and among Brigham Oil & Gas, L.P., Brigham
                            Exploration Company, General Atlantic Partners III, L.P.,
                            Harold D. Carter, Ben M. Brigham and GAP-Brigham
                            Partners, L.P. (filed as Exhibit 10.4 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.5*            -- Consulting Agreement, dated May 2, 1995, by and between
                            Brigham Oil & Gas, L.P. and Harold D. Carter (filed as
                            Exhibit 10.6 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.6*            -- Employment Agreement, by and between Brigham Exploration
                            Company and Ben M. Brigham (filed as Exhibit 10.7 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.7*            -- Form of Confidentiality and Noncompete Agreement between the Registrant and each of its executive officers (filed
                            as Exhibit 10.8 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8*            -- 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.9 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.1*          -- Form of Option Agreement for certain executive officers
                            (filed as Exhibit 10.9.1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.8.2*          -- Option Agreement dated as of March 4, 1997, by and
                            between Brigham Exploration company and Jon L. Glass
                            (filed as Exhibit 10.9.2 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.9*            -- Incentive Bonus Plan dated as of February 28, 1997 of
                            Brigham, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.10            -- Two Bridgepoint Lease Agreement, dated September 30,
                            1996, by and between Investors Life Insurance Company of
                            North America and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.14 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.11            -- Anadarko Basin Seismic Operations Agreement, dated
                            February 15, 1996, by and between Brigham Oil & Gas, L.P.
                            and Veritas Geophysical, Ltd. (filed as Exhibit 10.15 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.11.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement, dated June 10, 1996, between Brigham Oil &
                            Gas, L.P. and Veritas Geophysical, Ltd. (filed as Exhibit
                            10.15.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.12            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Gasco
                            Limited Partnership. (filed as Exhibit 10.16 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.12.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated October 21, 1996, between Brigham Oil &
                            Gas, L.P. and Gasco Limited Partnership (filed as Exhibit
                            10.16.1 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.13            -- Expense Allocation and Participation Agreement, dated
                            April 1, 1996, between Brigham Oil & Gas, L.P. and Middle
                            Bay Oil Company, Inc. (filed as Exhibit 10.17 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.13.1          -- Amendment to Expense Allocation and Participation
                            Agreement, dated September 26, 1996, between Brigham Oil
                            & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as
                            Exhibit 10.17.1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.13.2          -- Letter Amendment to Expense Allocation and Participation
                            Agreement, dated May 20, 1996, between Brigham Oil & Gas,
                            L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit
                            10.17.2 to the Company's Registration Statement on Form
                            S-1 (Registration No. 333-22491), and incorporated herein
                            by reference).
        10.14            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and among Stephens Production Company and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.18 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.15            -- Anadarko Basin Joint Participation Agreement, dated May
                            1, 1996, by and between Vintage Petroleum, Inc. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.19 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.16            -- Processing Alliance Agreement, dated July 20, 1993,
                            between Veritas Seismic Ltd. and Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.20 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.16.1          -- Letter Amendment to Processing Alliance Agreement, dated
                            November 3, 1994, between Veritas Seismic Ltd. and
                            Brigham Oil & Gas, L.P. (filed as Exhibit 10.20.1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.17            -- Agreement and Assignment of Interest, West Bradley
                            Project, dated September 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.21 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.18            -- Agreement and Assignment of Interests in lands located in
                            Grady County, Oklahoma, West Bradley Project, dated
                            December 1, 1995, by and between Aspect Resources Limited
                            Liability Company, Brigham Oil & Gas, L.P. and Venture
                            Acquisitions, L.P. (filed as Exhibit 10.22 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.19            -- Agreement and Assignment of Interests, West Bradley
                            Project, dated December 1, 1995, by and between Aspect
                            Resources Limited Liability Company and Brigham Oil &
                            Gas, L.P. (filed as Exhibit 10.23 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.20            -- Geophysical Exploration Agreement, Hardeman Project,
                            Hardeman and Wilbarger Counties, Texas and Jackson
                            County, Oklahoma, dated March 15, 1993 by and among
                            General Atlantic Resources, Inc., Maynard Oil Company,
                            Ruja Muta Corporation, Tucker Scully Interests Ltd., JHJ
                            Exploration, Ltd., Cheyenne Petroleum Company, Antrim
                            Resources, Inc., and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.24 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.21            -- Agreement and Partial Assignment of Interests in OK13-P
                            Prospect Area, Jackson County, Oklahoma (Hardeman
                            Project), dated August 1, 1995, by and between Brigham
                            Oil & Gas, L.P. and Aspect Resources Limited Liability
                            Company (filed as Exhibit 10.25 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.22            -- Agreement and Partial Assignment of Interests in Q140-E
                            Prospect Area, Hardeman County, Texas (Hardeman Project),
                            dated August 1, 1995, by and between Brigham Oil & Gas,
                            L.P. and Aspect Resources Limited Liability Company
                            (filed as Exhibit 10.26 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.23            -- Agreement and Partial Assignment of Interests in Hankins
                            #1 Chappel Prospect Agreement, Jackson County, Oklahoma
                            (Hardeman Project), dated March 21, 1996, by and between
                            Brigham Oil & Gas, L.P., NGR, Ltd. and Aspect Resources
                            Limited Liability Company (filed as Exhibit 10.27 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.24            -- Form of Indemnity Agreement between the Registrant and
                            each of its executive officers (filed as Exhibit 10.28 to
                            the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.25            -- Registration Rights Agreement dated February 26, 1997 by and among Brigham Exploration Company, General Atlantic
                            Partners III L.P., GAP-Brigham Partners, L.P., RIMCO
                            Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO
                            Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham,
                            Harold D. Carter, Craig M. Fleming, David T. Brigham and
                            Jon L. Glass (filed as Exhibit 10.29 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.26            -- 1997 Director Stock Option Plan (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.27            -- Form of Employee Stock Ownership Agreement (filed as
                            Exhibit 10.31 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.28            -- Agreement and Assignment of Interest in Geophysical
                            Exploration Agreement, Esperson Dome Project, dated
                            November 1, 1994, by and between Brigham Oil & Gas, L.P.
                            and Vaquero Gas Company (filed as Exhibit 10.33 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.29            -- Geophysical Exploration Agreement, Southwest Danbury
                            Project, Brazoria County, Texas, dated as of July 1,
                            1996, by and among UNEXCO, Inc. and Brigham Oil & Gas,
                            L.P. (filed as Exhibit 10.34 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.30            -- Geophysical Exploration Agreement, Welder Project, Duval
                            County, Texas, dated as of October 1, 1996, by and among
                            UNEXCO, Inc. and Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.35 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.31            -- Proposed Trade Structure, RIMCO/Tigre Project, Vermillion
                            Parish, Louisiana, among Brigham Oil & Gas, L.P., Tigre
                            Energy Corporation and Resource Investors Management
                            Company (filed as Exhibit 10.36 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-22491), and incorporated herein by reference).
        10.31.1          -- Letter relating to Proposed Trade Structure, RIMCO/Tigre
                            Project, dated January 31, 1997, from Resource Investors
                            Management Company to Brigham Oil & Gas, L.P. (filed as
                            Exhibit 10.36 to the Company's Registration Statement on
                            Form S-1 (Registration No. 333-22491), and incorporated
                            herein by reference).
        10.32            -- Anadarko Basin Seismic Operations Agreement II, dated as of April 1, 1997, by and between Brigham Oil & Gas, L.P.
                            (filed as Exhibit 10.37 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-22491), and
                            incorporated herein by reference).
        10.32.1          -- Letter Amendment to Anadarko Basin Seismic Operations
                            Agreement II, dated March 20, 1997, between Brigham Oil &
                            Gas, L.P. and Veritas DGC Land, Inc. (filed as Exhibit
                            10.37 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-22491), and incorporated herein by
                            reference).
        10.33            -- Expense Allocation and Participation Agreement II, dated
                            April 1, 1997, between Brigham Oil & Gas, L.P., and Gasco
                            Limited Partnership (filed as Exhibit 10.31 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997, and incorporated herein by
                            reference).
        10.36            -- Credit Agreement dated as of January 26, 1998 among
                            Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and
                            the lenders signatory thereto (filed as Exhibit 10.33 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997, and incorporated herein by
                            reference).
        21               -- Subsidiaries of the Registrant (filed as Exhibit 21 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997, and incorporated herein by
                            reference).
        23.1             -- Consent of PricewaterhouseCoopers LLP.
        27               -- Financial Data Schedule.

---------------

* Management contract or compensatory plan.

     (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

          Current Report on Form 8-K filed January 23, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 1, 1999.

                                            BRIGHAM EXPLORATION COMPANY

                                            By:     /s/ BEN M. BRIGHAM
                                              ----------------------------------
                                                        Ben M. Brigham
                                                 Chief Executive Officer and
                                                           President

                                            By:    /s/ CRAIG M. FLEMING
                                              ----------------------------------
                                                       Craig M. Fleming
                                                   Chief Financial Officer

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

[PRICEWATERHOUSECOOPERS LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Brigham Exploration Company

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows after the restatement described in Note 11 present fairly, in all material respects, the financial position of Brigham Exploration Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 6, 1998, except as to
Note 11, which is as of February 27, 1999

                          BRIGHAM EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 1,701    $ 1,447
  Accounts receivable.......................................    4,909      2,696
  Prepaid expenses..........................................      280        152
                                                              -------    -------
          Total current assets..............................    6,890      4,295
                                                              -------    -------
Natural gas and oil properties, at cost, net................   84,294     28,005
Other property and equipment, at cost, net..................    1,239        532
Drilling advances paid......................................       78        419
Other noncurrent assets.....................................       18        363
                                                              -------    -------
                                                              $92,519    $33,614
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $11,892    $ 2,937
  Accrued drilling costs....................................    2,406        915
  Participant advances received.............................      489      1,137
  Other current liabilities.................................      726        628
                                                              -------    -------
          Total current liabilities.........................   15,513      5,617
                                                              -------    -------
Notes payable...............................................   32,000      8,000
Subordinated notes payable -- related party.................       --     16,000
Other noncurrent liabilities................................      507        753
Deferred income tax liability...............................    1,186         --
Commitments and contingencies
Stockholders' equity:
  Predecessor capital.......................................       --      3,244
  Preferred stock, $.01 par value, 10 million shares
     authorized, none issued and outstanding................       --         --
  Common stock, $.01 par value, 30 million shares
     authorized, 12,253,574 issued and outstanding..........      123         --
  Additional paid-in capital................................   44,919         --
  Unearned stock compensation...............................   (1,674)        --
  Accumulated deficit.......................................      (55)        --
                                                              -------    -------
          Total stockholders' equity........................   43,313      3,244
                                                              -------    -------
                                                              $92,519    $33,614
                                                              =======    =======

  The Company uses the full cost method to account for its natural gas and oil properties.

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues:
  Natural gas and oil sales.................................  $ 9,184    $ 6,141    $ 3,578
  Workstation revenue.......................................      637        627        635
                                                              -------    -------    -------
                                                                9,821      6,768      4,213
                                                              -------    -------    -------
Costs and expenses:
  Lease operating...........................................    1,151        726        761
  Production taxes..........................................      549        362        165
  General and administrative................................    3,570      2,199      1,897
  Depletion of natural gas and oil properties...............    2,743      2,323      1,626
  Depreciation and amortization.............................      306        487        533
  Amortization of stock compensation........................      388         --         --
                                                              -------    -------    -------
                                                                8,707      6,097      4,982
                                                              -------    -------    -------
     Operating income (loss)................................    1,114        671       (769)
                                                              -------    -------    -------
Other income (expense):
  Interest income...........................................      145         52        128
  Interest expense..........................................   (1,017)      (373)      (187)
  Interest expense -- related party.........................     (173)      (800)      (749)
                                                              -------    -------    -------
                                                               (1,045)    (1,121)      (808)
                                                              -------    -------    -------
Net income (loss) before income taxes.......................       69       (450)    (1,577)
Income tax expense..........................................   (1,186)        --         --
                                                              -------    -------    -------
          Net loss..........................................  $(1,117)   $  (450)   $(1,577)
                                                              =======    =======    =======
Net loss per share:
  Basic/Diluted.............................................  $ (0.10)   $ (0.05)   $ (0.18)
Common shares outstanding:
  Basic/Diluted.............................................   11,081      8,929      8,929

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                 COMMON STOCK       ADDITIONAL     UNEARNED
                             --------------------    PAID-IN        STOCK       ACCUMULATED   PREDECESSOR
                               SHARES     AMOUNTS    CAPITAL     COMPENSATION     DEFICIT       CAPITAL      TOTAL
                             ----------   -------   ----------   ------------   -----------   -----------   -------
Balance, December 31,
  1994.....................          --    $ --      $    --       $    --         $ --         $ 5,271     $ 5,271
  Net loss.................          --      --           --            --           --          (1,577)     (1,577)
                             ----------    ----      -------       -------         ----         -------     -------
Balance, December 31,
  1995.....................          --      --           --            --           --           3,694       3,694
  Net loss.................          --      --           --            --           --            (450)       (450)
                             ----------    ----      -------       -------         ----         -------     -------
Balance, December 31,
  1996.....................          --      --           --            --           --           3,244       3,244
  Consummation of the
     Exchange..............   8,928,574      90       19,580            --           --          (3,244)     16,426
  Issuance of stock
     options...............          --      --        2,576        (2,576)          --              --          --
  Forfeiture of stock
     options...............          --      --          (69)           69           --              --          --
  Issuance of common
     stock.................   3,325,000      33       23,894            --           --              --      23,927
  Net loss for period ended
     February 27, 1997.....          --      --       (4,869)           --           --              --      (4,869)
  Net income for period
     from February 27, 1997
     to Dec. 31, 1997 (Note
     1)....................          --      --        3,807            --          (55)             --       3,752
  Amortization of unearned
     stock compensation....          --      --           --           833           --              --         833
                             ----------    ----      -------       -------         ----         -------     -------
Balance, December 31,
  1997.....................  12,253,574    $123      $44,919       $(1,674)        $(55)        $    --     $43,313
                             ==========    ====      =======       =======         ====         =======     =======

        See accompanying notes to the consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss.................................................  $ (1,117)   $   (450)   $ (1,577)
  Adjustments to reconcile net loss to cash provided by
     operating activities:
     Depletion of natural gas and oil properties...........     2,743       2,323       1,626
     Depreciation and amortization.........................       306         487         533
     Amortization of stock compensation....................       388          --          --
     Changes in working capital and other items:
       (Increase) decrease in accounts receivable..........    (2,213)     (1,440)        413
       (Increase) decrease in prepaid expenses.............      (128)         25        (107)
       Increase in accounts payable........................     8,955       1,619         128
       Increase (decrease) in participant advances
          received.........................................      (648)        804          92
       Increase in other current liabilities...............        50          60         151
       Increase in deferred interest payable -- related
          party............................................        53         320         113
       Increase in deferred income tax liability...........     1,186          --          --
       Other noncurrent assets.............................       281        (224)        (26)
       Other noncurrent liabilities........................       (50)        186          37
                                                             --------    --------    --------
          Net cash provided by operating activities........     9,806       3,710       1,383
                                                             --------    --------    --------
Cash flows from investing activities:
  Additions to natural gas and oil properties..............   (57,170)    (13,612)     (7,935)
  Proceeds from the sale of natural gas and oil
     properties............................................        74       2,149          --
  Additions to other property and equipment................      (545)        (41)        (51)
  (Increase) decrease in drilling advances paid............       341        (292)        (19)
                                                             --------    --------    --------
          Net cash used by investing activities............   (57,300)    (11,796)     (8,005)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................    23,927          --          --
  Proceeds from issuance of subordinated notes payable.....        --          --      16,000
  Increase in notes payable................................    37,250       8,000       2,560
  Repayment of notes payable...............................   (13,250)         --     (10,510)
  Principal payments on capital lease obligations..........      (179)       (269)       (326)
                                                             --------    --------    --------
          Net cash provided by financing activities........    47,748       7,731       7,724
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......       254        (355)      1,102
Cash and cash equivalents, beginning of year...............     1,447       1,802         700
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $  1,701    $  1,447    $  1,802
                                                             ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest...................  $  1,679    $    762    $    654
                                                             ========    ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  Capital lease asset additions............................  $    403    $    101    $    208
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

                                                                  PRO FORMA
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Revenues....................................................  $11,194    $8,516
Costs and expenses:
  Lease operating and production taxes......................    1,864     1,300
  General and administrative................................    3,570     2,199
  Depletion of natural gas and oil properties...............    3,307     2,791
  Depreciation and amortization.............................      593       487
  Interest expense, net.....................................    2,235     2,355
                                                              -------    ------
  Total costs and expenses..................................   11,569     9,132
                                                              -------    ------
Net loss before income taxes................................     (375)     (616)
  Income tax expense........................................    1,035        --
                                                              -------    ------
Net loss....................................................  $(1,410)   $ (616)
                                                              =======    ======
Net loss per share:
  Basic/Diluted.............................................  $ (0.13)   $(0.07)
                                                              =======    ======
Common shares outstanding:
  Basic/Diluted.............................................   11,081     8,929
                                                              =======    ======

4. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Natural gas and oil properties..............................  $ 96,587    $37,555
Accumulated depletion.......................................   (12,293)    (9,550)
                                                              --------    -------
                                                                84,294     28,005
                                                              --------    -------
Other property and equipment:
  3-D seismic interpretation workstations and software......     1,693      1,456
  Office furniture and equipment............................     1,095        384
  Accumulated depreciation..................................    (1,549)    (1,308)
                                                              --------    -------
                                                                 1,239        532
                                                              --------    -------
                                                              $ 85,533    $28,537
                                                              ========    =======

     The Company sold its interest in certain producing properties for $2.1 million and $74,000 during 1996 and 1997, respectively. No gain or loss was recognized on these transaction because the Company applies the full cost method of accounting for its investment in natural gas and oil properties.

     The Company capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in natural gas and oil properties over the periods benefited by these activities. During the years ended December 31, 1995, 1996 and 1997, certain payroll and other internal costs incurred of $1,640,196, $1,826,013 and $3,459,395, respectively, were capitalized.

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
                                                              =====

7. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Current income taxes:
  Federal...................................................     $   --
  State.....................................................         --
Deferred income taxes:
  Federal...................................................      1,186
  State.....................................................         --
                                                                 ------
                                                                 $1,186
                                                                 ======

     The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Tax at statutory rate.......................................     $   23
Add (deduct) the effect of:
  January and February income, not taxable..................        (44)
  Nondeductible expenses....................................         14
  Tax effect of Exchange....................................      1,193
                                                                 ------
                                                                 $1,186
                                                                 ======

                          BRIGHAM EXPLORATION COMPANY

     The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Deferred tax assets:
  Net operating loss carryforwards..........................    $ 5,563
  Amortization of stock compensation........................        132
  Other.....................................................          3
                                                                -------
                                                                  5,698
Deferred tax liability:
  Depreciable and depletable property.......................     (6,884)
                                                                -------
                                                                $(1,186)
                                                                =======

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

     At December 31, 1997, options to purchase 628,737 shares of common stock were outstanding but were not included in the computation of diluted earnings per share due to the anti-dilutive effect they would have on EPS if converted.

     In January 1998, the Company granted 307,250 stock options under the 1997 incentive plan (the "1997 Incentive Plan") with an exercise price of $12.88.

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

     The Company granted 644,097 stock options as of March 4, 1997. These options were granted under the 1997 Incentive Plan established as part of the Exchange (Note 1). These options have contractual lives of 7.3 years and have an exercise price of $5.00 compared to an originally determined estimated fair market value of the Company's common stock at date of grant of $8.00. This grant resulted in non-cash compensation expense which is recognized over the appropriate vesting period. None of these options were exercisable at December 31, 1997.

     As provided under SFAS 123, the Company estimates that the fair value of these options on their grant date, using the Black-Sholes Option Pricing Model, was $4.0 million ($6.24 per option). This valuation was determined using the following assumptions: risk free interest rate of 6.24%; volatility factor of the expected market prices of the Company's common stock of 38%; no expected dividends; and weighted average option lives of 7.3 years. If this valuation method were elected for accounting purposes, the estimated fair value of these options would be amortized over the appropriate vesting periods of the options through 2003, resulting in a pro forma net loss for the year ended December 31, 1997 of $1.3 million, or $0.12 per common share.

                          BRIGHAM EXPLORATION COMPANY

     During 1999, the Company revised the fair market value of its common stock at the date these options were granted from $8.00 to $9.00. As a result, the Company has restated its financial statements to reflect the impact of this change in estimate.

     The impact of the restatement on the 1997 financial statements is presented below:

                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
For the year ended December 31, 1997
  Net loss..................................................     $(1,036)     $(1,117)
  Net loss per share:
     Basic/Diluted..........................................       (0.09)       (0.10)
As of the December 31, 1997
  Retained earnings/(accumulated deficit)...................          26          (55)
     Total stockholders' equity.............................      43,153       43,313

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

                          BRIGHAM EXPLORATION COMPANY

Results of Operations for Natural Gas and Oil Producing Activities (in thousands)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Natural gas and oil sales................................  $9,184    $6,141    $3,578
Costs and expenses:
  Lease operating........................................   1,151       726       761
  Production taxes.......................................     549       362       165
  Depletion of natural gas and oil properties............   2,743     2,323     1,626
  Income taxes...........................................   1,318        --        --
                                                           ------    ------    ------
Total costs and expenses.................................   5,761     3,411     2,552
                                                           ------    ------    ------
                                                           $3,423    $2,730    $1,026
                                                           ======    ======    ======
Depletion per physical unit of production (equivalent Mcf
  of gas)................................................  $ 0.88    $ 1.13    $ 1.22
                                                           ======    ======    ======

     Natural gas and oil sales reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Lease operating expenses include lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include production and severance taxes. No provision was made for income taxes for 1995 and 1996 since these taxes were the responsibility of the partners (see Note 2). Depletion of natural gas and oil properties relates to capitalized costs incurred in acquisition, exploration and development activities. Results of operations do not include interest expense and general corporate amounts.

  Costs Incurred and Capitalized Costs

     The costs incurred in natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Costs incurred for the year:
  Exploration.........................................  $29,516    $10,527    $ 6,893
  Property acquisition................................   26,956      6,195      1,885
  Development.........................................    2,953      1,328        713
  Proceeds from participants..........................     (319)    (4,111)    (1,296)
                                                        -------    -------    -------
                                                        $59,106    $13,939    $ 8,195
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

                          BRIGHAM EXPLORATION COMPANY

     Capitalized costs related to natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Cost of natural gas and oil properties at year-end:
  Proved....................................................  $67,744    $30,487
  Unproved..................................................   28,843      7,068
                                                              -------    -------
  Total capitalized costs...................................   96,587     37,555
  Accumulated depletion.....................................  (12,293)    (9,550)
                                                              -------    -------
                                                              $84,294    $28,005
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

                          BRIGHAM EXPLORATION COMPANY

                                                              NATURAL
                                                                GAS        OIL
                                                              (MMcf)     (MBbls)
                                                              -------    -------
Proved reserves at December 31, 1995........................   4,257      1,672
  Revisions to previous estimates...........................  (1,005)      (232)
  Extensions, discoveries and other additions...............   7,742        996
  Purchase of minerals-in-place.............................     260          3
  Sales of minerals-in-place................................    (299)      (272)
  Production................................................    (698)      (227)
                                                              ------      -----
Proved reserves at December 31, 1996........................  10,257      1,940
  Revisions of previous estimates...........................  (3,044)      (447)
  Extensions, discoveries and other additions...............  33,721        735
  Purchase of minerals-in-place.............................  13,718      1,244
  Sales of minerals-in-place................................     (40)        --
  Production................................................  (1,382)      (291)
                                                              ------      -----
Proved reserves at December 31, 1997........................  53,230      3,181
                                                              ======      =====
Proved developed reserves at December 31:
  1995......................................................   3,819      1,274
  1996......................................................   6,034      1,453
  1997......................................................  30,677      2,665

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

                          BRIGHAM EXPLORATION COMPANY

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
        10.33            -- Expense Allocation and Participation Agreement II, dated
                            April 1, 1997, between Brigham Oil & Gas, L.P., and Gasco
                            Limited Partnership (filed as Exhibit 10.31 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1997, and incorporated herein by
                            reference).
        10.36            -- Credit Agreement dated as of January 26, 1998 among
                            Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and
                            the lenders signatory thereto (filed as Exhibit 10.33 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997, and incorporated herein by
                            reference).
        21               -- Subsidiaries of the Registrant (filed as Exhibit 21 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997, and incorporated herein by
                            reference).
        23.1             -- Consent of PricewaterhouseCoopers LLP.
        27               -- Financial Data Schedule.

---------------

* Management contract or compensatory plan.

     (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

          Current Report on Form 8-K filed January 23, 1998.