Form 10-Q/A
period 1998-03-31
BRIGHAM EXPLORATION CO
filed 1999-03-01
CIK 1034755

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

Responding to an SEC comment, we have revised the estimate we use in our financial statements of the fair market value of the common stock underlying options granted March 4, 1997 pursuant to the 1997 Incentive Plan. We revise the value to $9.00 per share from the value of $8.00 per share that we previously used in our financial statements. Consequently, we are filing this amendment and three others today solely to reflect this change in estimate. See note 6 to the accompanying financial statements.

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

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                         December 31,      March 31,
                                                                                             1997            1998
                                                                                          ----------      ----------
                                                                                                          (unaudited)
                                                         ASSETS
Current assets:
     Cash and cash equivalents                                                            $    1,701      $    1,800
     Accounts receivable                                                                       4,909           5,510
     Prepaid expenses                                                                            280             267
                                                                                          ----------      ----------
         Total current assets                                                                  6,890           7,577
                                                                                          ----------      ----------

Natural gas and oil properties, at cost, net                                                  84,294          96,816
Other property and equipment, at cost, net                                                     1,239           1,374
Drilling advances paid                                                                            78              62
Deferred loan fees                                                                                --           1,805
Other noncurrent assets                                                                           18              14
                                                                                          ----------      ----------
                                                                                          $   92,519      $  107,648
                                                                                          ==========      ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $   11,892      $    5,819
     Accrued drilling costs                                                                    2,406           3,071
     Participant advances received                                                               489           3,110
     Other current liabilities                                                                   726           1,374
                                                                                          ----------      ----------
         Total current liabilities                                                            15,513          13,374
                                                                                          ----------      ----------

Notes payable                                                                                 32,000          50,000
Other noncurrent liabilities                                                                     507             478
Deferred income tax liability                                                                  1,186             864

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                                  --              --
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding                                           123             123
     Additional paid-in capital                                                               44,919          44,919
     Unearned stock compensation                                                              (1,674)         (1,423)
     Accumulated deficit                                                                         (55)           (687)
                                                                                          ----------      ----------
         Total stockholders' equity                                                           43,313          42,932
                                                                                          ----------      ----------
                                                                                          $   92,519      $  107,648
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                            --------------------------
                                                               1997            1998
                                                            ----------      ----------
Revenues:
     Natural gas and oil sales                              $    2,136      $    3,143
     Workstation revenue                                           164             114
                                                            ----------      ----------
                                                                 2,300           3,257
                                                            ----------      ----------
Costs and expenses:
     Lease operating                                               206             414
     Production taxes                                              127             188
     General and administrative                                    702           1,154
     Depletion of natural gas and oil properties                   687           1,270
     Depreciation and amortization                                 108              83
     Amortization of stock compensation                             40             117
                                                            ----------      ----------
                                                                 1,870           3,226
                                                            ----------      ----------
         Operating income                                          430              31
                                                            ----------      ----------

Other income (expense):
     Interest income                                                18              37
     Interest expense                                             (216)         (1,022)
     Interest expense - related party                             (174)             --
                                                            ----------      ----------
                                                                  (372)           (985)
                                                            ----------      ----------

Net income (loss) before income taxes                               58            (954)
Income tax (expense) benefit                                    (4,960)            322
                                                            ----------      ----------
     Net loss                                               $   (4,902)     $     (632)
                                                            ==========      ==========

Net loss per share:
     Basic / Diluted                                        $    (0.55)     $    (0.05)

Weighted average common shares outstanding:
     Basic / Diluted                                             8,929          12,254



   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Three           Three
                                                                          Months Ended    Months Ended
                                                                            March 31,       March 31,
                                                                              1997            1998
                                                                           ----------      ----------
Cash flows from operating activities:
     Net loss                                                              $   (4,902)     $     (632)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                              687           1,270
         Depreciation and amortization                                            108              83
         Amortization of stock compensation                                        40             117
         Amortization of deferred loan fees                                        --             106
         Changes in deferred income tax liability                               4,960            (322)
         Changes in working capital and other items                             3,331          (3,418)
                                                                           ----------      ----------
            Net cash provided (used) by operating activities                    4,224          (2,796)
                                                                           ----------      ----------

Cash flows from investing activities:
     Additions to natural gas and oil properties                               (6,830)        (12,993)
     Additions to other property and equipment                                    (33)           (159)
     (Increase) decrease in drilling advances paid                               (321)             16
     Increase in exploration advances paid                                       (117)             --
                                                                           ----------      ----------
            Net cash used by investing activities                              (7,301)        (13,136)
                                                                           ----------      ----------

Cash flows from financing activities:
     Increase in notes payable                                                  2,850          52,800
     Repayment of notes payable                                                    --         (34,800)
     Principal payments on capital lease obligations                              (56)            (58)
     Deferred loan fees                                                            --          (1,911)
                                                                           ----------      ----------
            Net cash provided by financing activities                           2,794          16,031
                                                                           ----------      ----------

Net (decrease) increase in cash and cash equivalents                             (283)             99

Cash and cash equivalents, beginning of period                                  1,447           1,701
                                                                           ----------      ----------
Cash and cash equivalents, end of period                                   $    1,164      $    1,800
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

6.     EMPLOYEE STOCK OPTIONS

       The Company granted 644,097 stock options as of March 4, 1997. These options were granted under the Company's 1997 Incentive Plan. These options have an exercise price of $5.00 compared to an originally determined estimated fair market value of the Company's common stock at date of grant of $8.00. This grant resulted in non-cash compensation expense which is recognized over the appropriate vesting period.

       During 1999, the Company revised the fair market value of its common stock at the date these options were granted from $8.00 to $9.00. As a result, the Company has restated its financial statements to reflect the impact of this change in estimate.

       The impact of the restatement on the March 31, 1998 financial statements is presented below.

                                               As Previously                     As
                                                 Reported                     Restated
                                               -------------                  --------
        For the three months ended March 31, 1998
           Net loss                              $  (615)                     $  (632)
           Net loss per share:
                Basic/Diluted                       (.05)                        (.05)

        For the three months ended March 31, 1997
           Net loss                               (4,895)                      (4,902)
           Net loss per share:
                Basic/Diluted                       (.55)                        (.55)

        As of  March 31, 1998
           Accumulated deficit                      (589)                        (687)
                Total stockholders' equity        42,742                       42,932

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

PART II.      OTHER INFORMATION:

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 1st day of March, 1999.

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