Form 10-Q/A
period 1998-06-30
BRIGHAM EXPLORATION CO
filed 1999-03-01
CIK 1034755

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

PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements



                           BRIGHAM EXPLORATION COMPANY
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)




                                                                                 December 31,     June 30,
                                                                                     1997           1998
                                                                                 ------------   ------------
                                                                                                 (unaudited)

                                            ASSETS
Current assets:
     Cash and cash equivalents                                                     $   1,701      $   3,106
     Accounts receivable                                                               4,909          7,934
     Prepaid expenses                                                                    280            217
                                                                                   ---------      ---------
         Total current assets                                                          6,890         11,257
                                                                                   ---------      ---------

Natural gas and oil properties, at cost, net                                          84,294        114,616
Other property and equipment, at cost, net                                             1,239          1,603
Drilling advances paid                                                                    78            603
Deferred loan fees                                                                        --          1,645
Other noncurrent assets                                                                   18            137
                                                                                   ---------      ---------
                                                                                   $  92,519      $ 129,861
                                                                                   =========      =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $  11,892      $   7,837
     Accrued drilling costs                                                            2,406          5,206
     Participant advances received                                                       489            442
     Other current liabilities                                                           726          4,748
                                                                                   ---------      ---------
         Total current liabilities                                                    15,513         18,233
                                                                                   ---------      ---------

Notes payable                                                                         32,000         68,000
Deferred income tax liability                                                          1,186            547
Other noncurrent liabilities                                                             507            526

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                          --             --
     Common stock, $.01 par value, 30 million shares
         authorized, 12,253,574 issued and outstanding                                   123            123
     Additional paid-in capital                                                       44,919         44,919
     Unearned stock compensation                                                      (1,674)        (1,173)
     Accumulated deficit                                                                 (55)        (1,314)
                                                                                   ---------      ---------
         Total stockholders' equity                                                   43,313         42,555
                                                                                   ---------      ---------
                                                                                   $  92,519      $ 129,861
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                                       Three Months             Six Months
                                                      Ended June 30,          Ended June 30,
                                                   --------------------    --------------------
                                                     1997        1998        1997        1998
                                                   --------    --------    --------    --------
Revenues:
     Natural gas and oil sales                     $  1,718    $  3,987    $  3,854    $  7,130
     Workstation revenue                                160         133         324         247
                                                   --------    --------    --------    --------
                                                      1,878       4,120       4,178       7,377
                                                   --------    --------    --------    --------
Costs and expenses:
     Lease operating                                    264         564         470         978
     Production taxes                                    92         262         219         450
     General and administrative                         753       1,139       1,455       2,293
     Depletion of natural gas and oil properties        710       1,520       1,397       2,790
     Depreciation and amortization                       64          92         172         175
     Amortization of stock compensation                 120         116         160         233
                                                   --------    --------    --------    --------
                                                      2,003       3,693       3,873       6,919
                                                   --------    --------    --------    --------
         Operating income (loss)                       (125)        427         305         458
                                                   --------    --------    --------    --------

Other income (expense):
     Interest income                                     63          40          81          77
     Interest expense                                  (156)     (1,410)       (372)     (2,432)
     Interest expense - related party                    --          --        (174)         --
                                                   --------    --------    --------    --------
                                                        (93)     (1,370)       (465)     (2,355)
                                                   --------    --------    --------    --------

Net loss before income taxes                           (218)       (943)       (160)     (1,897)
Income tax (expense) benefit                            163         316      (4,797)        638
                                                   --------    --------    --------    --------
     Net loss                                      $    (55)   $   (627)   $ (4,957)   $ (1,259)
                                                   ========    ========    ========    ========

Net loss per share:
     Basic / Diluted                               $  (0.01)   $  (0.05)   $  (0.50)   $  (0.10)

Weighted average common shares outstanding:
     Basic / Diluted                                 10,840      12,254       9,890      12,254



   See accompanying notes to the condensed consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                              Six             Six
                                                          Months Ended    Months Ended
                                                            June 30,        June 30,
                                                              1997           1998
                                                          ------------    ------------

Cash flows from operating activities:
  Net loss                                                $     (4,957)   $     (1,259)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depletion of natural gas and oil properties                 1,397           2,790
     Depreciation and amortization                                 172             175
     Amortization of stock compensation                            160             233
     Amortization of deferred loan fees                             --             266
     Changes in deferred income tax liability                    4,797            (639)
     Changes in working capital and other items                 (1,764)         (3,258)
                                                          ------------    ------------
       Net cash used by operating activities                      (195)         (1,692)
                                                          ------------    ------------

Cash flows from investing activities:
  Additions to natural gas and oil properties                  (11,796)        (30,044)
  Additions to other property and equipment                       (183)           (315)
  Increase in drilling advances paid                              (126)           (525)
                                                          ------------    ------------
      Net cash used by investing activities                    (12,105)        (30,884)
                                                          ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        23,929              --
  Increase in notes payable                                      5,250          70,800
  Repayment of notes payable                                   (13,250)        (34,800)
  Principal payments on capital lease obligations                  (87)           (108)
  Deferred loan fees                                                --          (1,911)
                                                          ------------    ------------
      Net cash provided by financing activities                 15,842          33,981
                                                          ------------    ------------
Net increase in cash and cash equivalents                        3,542           1,405

Cash and cash equivalents, beginning of period                   1,447           1,701
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $      4,989    $      3,106
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

         The impact of the restatement on the June 30, 1998 financial statements is presented below:

                                                              As Previously          As
                                                                Reported          Restated
                                                                --------          --------
         For the three months ended June 30, 1998
             Net loss                                         $   (612)         $   (627)
             Net loss per share:
                Basic/Diluted                                    (0.05)            (0.05)

         For the three months ended June 30, 1997
             Net loss                                              (31)              (55)
             Net loss per share:
                Basic/Diluted                                    (0.00)            (0.01)

         For the six months ended June 30, 1998
             Net loss                                           (1,227)           (1,259)
             Net loss per share:
                Basic/Diluted                                    (0.10)            (0.10)

         For the six months ended June 30, 1997
             Net loss                                           (4,926)           (4,957)
             Net loss per share:
                Basic/Diluted                                    (0.50)            (0.50)

         As of June 30, 1998
             Accumulated deficit                                (1,201)           (1,314)
                Total stockholders' equity                      42,334            42,555

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

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 114% from $710,000 ($1.19 per Mcfe) in the second quarter of 1997 to $1.5 million ($.80 per Mcfe) in the second quarter of 1998. Of this net increase, $1.6 million was due to the increase in production volumes which was offset by $748,000 due to a 33% decrease in the depletion rate. The depletion rate per unit of production decreased due to an increase in natural gas and oil reserves at lower average capital costs.

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

         Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 100% from $1.4 million ($1.14 per Mcfe) in the first six months of 1997 to $2.8 ($.84 per Mcfe) in the first six months of 1998. Of this net increase, $2.4 million was due to the increase in production volumes which was offset by $1 million due to a 26% decrease in the depletion rate. The depletion rate per unit of production decreased due to an increase in natural gas and oil reserves at lower average capital costs.

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