Form 10-Q/A
period 1998-09-30
BRIGHAM EXPLORATION CO
filed 1999-03-01
CIK 1034755

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

Responding to an SEC comment, we have revised the estimate we use in our financial statements of the fair market value of the common stock underlying options granted March 4, 1997 pursuant to the 1997 Incentive Plan. We revised the value to $9.00 per share from the value of $8.00 per share that we previously used in our financial statements. Consequently, we are filing this amendment and three others today solely to reflect this change in estimate. See note 7 to the accompanying financial statements.

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

PART I.       FINANCIAL INFORMATION:

Item 1.       Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                    December 31,      September 30,
                                                                                        1997              1998
                                                                                      ---------         ---------
                                                                                                       (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                        $   1,701         $   1,251
     Accounts receivable                                                                  4,909             8,107
     Prepaid expenses                                                                       280               354
                                                                                      ---------         ---------
         Total current assets                                                             6,890             9,712
                                                                                      ---------         ---------

Natural gas and oil properties, at cost, net                                             84,294           133,737
Other property and equipment, at cost, net                                                1,239             1,782
Drilling advances paid                                                                       78               404
Deferred loan fees                                                                           --             3,333
Other noncurrent assets                                                                      18                12
                                                                                      ---------         ---------
                                                                                      $  92,519         $ 148,980
                                                                                      =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  11,892         $  13,651
     Accrued drilling costs                                                               2,406             3,203
     Participant advances received                                                          489               926
     Other current liabilities                                                              726             2,373
                                                                                      ---------         ---------
         Total current liabilities                                                       15,513            20,153
                                                                                      ---------         ---------

Notes payable                                                                            32,000            37,000
Senior subordinated notes, net                                                               --            35,574
Deferred income tax liability                                                             1,186                51
Other noncurrent liabilities                                                                507               522

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                             --                --
     Common stock, $.01 par value, 30 million shares
         authorized, 13,306,206 issued and outstanding                                      123               133
     Additional paid-in capital                                                          44,919            58,857
     Unearned stock compensation                                                         (1,674)           (1,032)
     Accumulated deficit                                                                    (55)           (2,278)
                                                                                      ---------         ---------
         Total stockholders' equity                                                      43,313            55,680
                                                                                      ---------         ---------
                                                                                      $  92,519         $ 148,980
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three Months                          Nine Months
                                                            Ended September 30,                  Ended September 30,
                                                      --------------------------------     --------------------------------
                                                           1997             1998                1997             1998
                                                      -------------     -------------      -------------     -------------
Revenues:
     Natural gas and oil sales                        $       2,097     $       4,162      $       5,951     $      11,292
     Workstation revenue                                        133                75                457               322
                                                      -------------     -------------      -------------     -------------
                                                              2,230             4,237              6,408            11,614
                                                      -------------     -------------      -------------     -------------
Costs and expenses:
     Lease operating                                            317               564                787             1,542
     Production taxes                                           120               255                339               705
     General and administrative                                 995             1,069              2,450             3,362
     Depletion of natural gas and oil properties                715             1,690              2,112             4,480
     Depreciation and amortization                               59               113                231               288
     Amortization of stock compensation                         112                65                272               298
                                                      -------------     -------------      -------------     -------------
                                                              2,318             3,756              6,191            10,675
                                                      -------------     -------------      -------------     -------------
         Operating income (loss)                                (88)              481                217               939
                                                      -------------     -------------      -------------     -------------

Other income (expense):
     Interest income                                             41                37                122               114
     Interest expense                                           (87)           (1,979)              (459)           (4,411)
     Interest expense - related party                             -                 -               (173)                -
                                                      -------------     -------------      -------------     -------------
                                                                (46)           (1,942)              (510)           (4,297)
                                                      -------------     -------------      -------------     -------------

Net loss before income taxes                                   (134)           (1,461)              (293)           (3,358)
Income tax (expense) benefit                                     20               497             (4,777)            1,135
                                                      -------------     -------------      -------------     -------------
     Net loss                                         $        (114)    $        (964)     $      (5,070)    $      (2,223)
                                                      =============     =============      =============     =============

Net loss per share:
     Basic / Diluted                                  $       (0.01)    $       (0.08)     $       (0.47)    $       (0.18)

Weighted average common shares outstanding:
     Basic / Diluted                                         12,254            12,677             10,686            12,396






   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine              Nine
                                                                    Months Ended      Months Ended
                                                                    September 30,     September 30,
                                                                        1997              1998
                                                                    -------------     -------------
Cash flows from operating activities:
     Net loss                                                         $ (5,070)        $ (2,223)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                     2,112            4,480
         Depreciation and amortization                                     231              288
         Amortization of stock compensation                                272              298
         Amortization of deferred loan fees                                 --              463
         Amortization of discount on senior subordinated notes              --               74
         Changes in deferred income tax liability                        4,777           (1,135)
         Changes in working capital and other items:
            Increase in accounts receivable                             (1,042)          (3,198)
            Increase in prepaid expenses                                  (250)             (74)
            Increase (decrease) in accounts payable                       (160)           1,759
            Increase in participant advances received                    2,279              437
            Increase (decrease) in other current liabilities              (125)           1,612
            Other noncurrent assets                                        115                6
            Other noncurrent liabilities                                  (229)             (94)
                                                                      --------         --------
            Net cash provided by operating activities                    2,910            2,693
                                                                      --------         --------

Cash flows from investing activities:
     Additions to natural gas and oil properties                       (22,325)         (52,782)
     Additions to other property and equipment                            (456)            (511)
     (Increase) decrease in drilling advances paid                          35             (326)
                                                                      --------         --------
            Net cash used by investing activities                      (22,746)         (53,619)
                                                                      --------         --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                             23,927            9,448
     Proceeds from issuance of senior subordinated notes                    --           40,000
     Increase in notes payable                                          13,250           83,800
     Repayment of notes payable                                        (13,250)         (78,800)
     Principal payments on capital lease obligations                      (128)            (176)
     Deferred loan fees                                                     --           (3,796)
                                                                      --------         --------
            Net cash provided by financing activities                   23,799           50,476
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                     3,963             (450)

Cash and cash equivalents, beginning of period                           1,447            1,701
                                                                      --------         --------
Cash and cash equivalents, end of period                              $  5,410         $  1,251
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                            Common Stock             Additional       Unearned
                                    ---------------------------       Paid-in          Stock            Accum.
                                      Shares          Amounts         Capital       Compensation       Deficit            Total
                                    -----------      ----------      ----------     ------------      ----------       ----------
Balance, December 31, 1997           12,253,574      $      123      $   44,919      $   (1,674)      $      (55)      $   43,313

     Net loss for the period
         ended Sept. 30, 1998                --              --              --              --           (2,223)          (2,223)
     Issuance of common stock         1,052,632              10          13,938              --               --           13,948
     Amortization of unearned
         stock compensation                  --              --              --             642               --              642

                                    -----------      ----------      ----------      ----------       ----------       ----------
Balance, September 30, 1998          13,306,206      $      133      $   58,857      $   (1,032)      $   (2,278)      $   55,680
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

     Historical earnings per share for the nine months ended September 30, 1997 is based on shares of common stock issued upon consummation of the Exchange (Note 1). At September 30, 1997 and 1998, options and warrants to purchase 626,737 and 934,154, respectively, shares of common stock were outstanding but were not included in the computation of diluted EPS due to the anti-dilutive effect they would have on EPS if converted.

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

     The impact of the restatement on the September 30, 1998 financial statements is presented below:

                                                As Previously               As
                                                  Reported               Restated
                                                -------------            --------
     For the three months ended September 30, 1998
       Net loss                                      $  (952)              $  (964)
       Net loss per share:
          Basic/Diluted                                (0.08)                (0.08)

     For the three months ended September 30, 1997
       Net loss                                          (96)                 (114)
       Net loss per share:
          Basic/Diluted                                (0.01)                (0.01)

     For the nine months ended September 30, 1998
       Net loss                                       (2,179)               (2,223)
       Net loss per share:
          Basic/Diluted                                (0.18)                (0.18)

     For the nine months ended September 30, 1997
       Net loss                                       (5,021)               (5,070)
       Net loss per share:
          Basic/Diluted                                (0.47)                (0.47)

     As of September 30, 1998
       Accumulated deficit                            (2,153)               (2,278)
          Total stockholders' equity                  55,436                55,680


8.   Reporting Comprehensive Income

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

9.   Segment Reporting

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



10.  Accounting for Derivative Instruments and Hedging Activities

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

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 136% from $715,000 ($0.91 per Mcfe) in the third quarter of 1997 to $1.7 million ($0.90 per Mcfe) in the third quarter of 1998. Of this net increase, $1 million was due to the increase in production volumes, which was slightly offset by $25,000 due to a 1% decrease in the depletion rate.

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
