Form 10-K/A
period 1998-12-31
BRIGHAM EXPLORATION CO
filed 1999-04-15
CIK 1034755

                                    The following items were the subject of a Form 12b-25 and are included herein: (1) financial statements of the Registrant's subsidiaries whose securities are pledged as collateral for the Registrant's Senior Subordinated Secured Notes and (2) the exhibits filed herewith.

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                            -------------------------

(Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
            DECEMBER 31, 1998
            OR
     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-22433

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 13, 1999, the Registrant had outstanding 14,309,071 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 13, 1999, as reported on The Nasdaq Stock Market(sm), was approximately $35.8 million.

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

================================================================================

         Item 14 of Brigham Exploration Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is hereby amended in order to file the following items which were the subject of a Form 12b-25 and were omitted from the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999: (1) financial statements of the Registrant's subsidiaries whose securities are pledged as collateral for the Registrant's Senior Subordinated Secured Notes and (2) the exhibits (other than 23.1) filed herewith. Item 14 is set forth herein in its entirety, as amended.


                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

                                                      PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................1
     SIGNATURES...................................................................................................7
     INDEX TO FINANCIAL STATEMENTS.............................................................................F1-1

                           BRIGHAM EXPLORATION COMPANY

                         1998 ANNUAL REPORT ON FORM 10-K


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.     Financial Statements:

            See Index to Financial Statements on page F1-1.

     2.     Financial Statement Schedules:

            See Index to Financial Statements on page F1-1.

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

Number                          Description
------                          -----------
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

10.16         -- Processing Alliance Agreement, dated July 20, 1993, between
                 Veritas Seismic Ltd. and Brigham Oil & Gas, L.P. (filed as Exhibit
                 10.20 to the Company's Registration

Number                          Description
------                          -----------
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

Number                          Description
------                          -----------
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

10.37         -- Guaranty Agreement dated January 26, 1998 by Brigham Exploration
                 Company in favor of Bank of Montreal, as Agent, and each of the Lenders party to the Credit

Number                          Description
------                          -----------
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

10.40+        -- Form of Guaranty for subsidiaries.

10.41++       -- Exchange Agreement dated as of March 30, 1999 by and between
                 Brigham Exploration Company and Veritas DGC Land, Inc.

10.42++       -- Registration Rights Agreement dated as of March 30, 1999 by and between Brigham Exploration Company and Veritas DGC Land, Inc.

21+           -- Subsidiaries of the Registrant.

23.1++        -- Consent of Pricewaterhouse Coopers LLP, independent public accountants.

23.2+         -- Consent of Cawley, Gillespie & Associates, Inc., independent petroleum engineers.

27+           -- Financial Data Schedule.



----------
*      Management contract or compensatory plan.
+      Previously filed
++     Filed herewith.


(b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

       None.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunder duly authorized, as of April 15, 1999.


                                      BRIGHAM EXPLORATION COMPANY


                                      By: /s/ Ben M. Brigham
                                          -------------------------------------
                                          Ben M. Brigham
                                          Chief Executive Officer and President

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
Financial Statements of Brigham Exploration Company
     Report of Independent Accountants.............................................................     F1-2
     Consolidated Balance Sheets as of December 31, 1998 and 1997..................................     F1-3
     Consolidated Statements of Operations for the Years Ended
        December 31, 1998, 1997, and 1996..........................................................     F1-4
     Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998, 1997, and 1996..........................................................     F1-5
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997, and 1996..........................................................     F1-6
     Notes to the Consolidated Financial Statements................................................     F1-7
Financial Statements of Brigham Exploration Company Subsidiaries
     Report of Independent Accountants.............................................................     F2-1
     Balance Sheets as of December 31, 1998........................................................     F2-2
     Balance Sheets as of December 31, 1997........................................................     F2-3
     Statements of Operations for the Year Ended December 31, 1998.................................     F2-4
     Statements of Operations for the Year Ended December 31, 1997.................................     F2-5
     Statements of Equity for the Year Ended December 31, 1998.....................................     F2-6
     Statements of Equity for the Year Ended December 31, 1997.....................................     F2-7
     Statements of Cash Flows for the Year Ended December 31, 1998.................................     F2-8
     Statements of Cash Flows for the Year Ended December 31, 1997.................................     F2-9
     Notes to the Financial Statements.............................................................     F2-10


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

Financial statements for the wholly owned subsidiaries whose securities are pledged as collateral for the Senior Subordinated Notes are included in the Financial Statements of Brigham Exploration Company Subsidiaries. The financial statements for Brigham Oil & Gas L.P. for the year ended December 31, 1996, whose partnerhsip interests are pledged as collateral for the Notes, are substantially the same as those presented in the Consolidated Financial Statements of Brigham Exploration Company.



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
                                                                     ===========   ===========   ===========

                                     F1-25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of Brigham Exploration Company

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in equity present fairly, in all material respects, the financial position of Brigham Oil & Gas, L.P., and Brigham, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Additionally, in our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in equity present fairly, in all material respects, the financial position of Brigham Holdings I, LLC and Brigham Holdings II, LLC at December 31, 1998 and for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Houston, Texas
April 14, 1999




                                      F2-1

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                                 BALANCE SHEETS
                             AS OF DECEMBER 31, 1998
                                 (in thousands)

                                                                           BRIGHAM                  BRIGHAM      BRIGHAM
                                                                            OIL &      BRIGHAM,     HOLDINGS     HOLDINGS
                                                                           GAS, L.P.     INC.        I, LLC      II, LLC
                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $   2,549   $   2,563    $       5   $       6
     Accounts receivable                                                       7,938       7,938           --          --
     Prepaid expenses                                                            290         290           --          --
                                                                           ---------   ---------    ---------   ---------
           Total current assets                                               10,777      10,791            5           6
                                                                           ---------   ---------    ---------   ---------

Natural gas and oil properties, at cost, net                                 134,317     134,317           --          --
Other property and equipment, at cost, net                                     2,014       2,014           --          --
Investment in subsidiaries
     and intercompany advances                                                   115          16       11,714      46,913
Drilling advances paid                                                           231         231           --          --
Other noncurrent assets                                                        1,409       1,409           --          --
                                                                           ---------   ---------    ---------   ---------
                                                                           $ 148,863   $ 148,778    $  11,719   $  46,919
                                                                           =========   =========    =========   =========

                             LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                                      $  19,883   $  19,883    $      --   $      --
     Accrued drilling costs                                                    1,219       1,219           --          --
     Participant advances received                                               764         764           --          --
     Other current liabilities                                                 1,647       1,647           --          --
                                                                           ---------   ---------    ---------   ---------
           Total current liabilities                                          23,513      23,513           --          --
                                                                           ---------   ---------    ---------   ---------

Notes payable                                                                 59,000      59,000           --          --
Other noncurrent liabilities                                                   7,536       7,536           --          --
Intercompany accounts payable                                                  1,690       1,616           --       1,707
Intercompany notes payable                                                    40,000      40,000           --      40,000

Minority interest                                                                 --      11,730           --          --

Equity
     Partners' capital                                                        17,124          --       11,719       5,212
     Common stock, $1.00 par value, 1,000 shares
                     authorized, issued and outstanding                           --           1           --          --
     Additional paid-in capital                                                   --      16,109           --          --
     Accumulated deficit                                                          --     (10,727)          --          --
                                                                           ---------   ---------    ---------   ---------
           Total equity                                                       17,124       5,383       11,719       5,212
                                                                           ---------   ---------    ---------   ---------
                                                                           $ 148,863   $ 148,778    $  11,719   $  46,919
                                                                           =========   =========    =========   =========

  Natural gas and oil properties are accounted for using the full cost method.


               See accompanying notes to the financial statements.

                                      F2-2

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                                 BALANCE SHEETS
                             AS OF DECEMBER 31, 1997
                                 (in thousands)

                                                         BRIGHAM
                                                          OIL &      BRIGHAM,
                                                         GAS, L.P.     INC.
                                     ASSETS
Current assets:
     Cash and cash equivalents                            $  1,701   $  1,701
     Accounts receivable                                     4,909      4,909
     Prepaid expenses                                          280        280
                                                          --------   --------
                Total current assets                         6,890      6,890
                                                          --------   --------

Natural gas and oil properties, at cost, net                84,294     84,294
Other property and equipment, at cost, net                   1,239      1,239
Drilling advances paid                                          78         78
Other noncurrent assets                                         18         18
                                                          --------   --------
                                                          $ 92,519   $ 92,519
                                                          ========   ========

                             LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                     $ 11,892   $ 11,892
     Accrued drilling costs                                  2,406      2,406
     Participant advances received                             489        489
     Other current liabilities                                 726        726
                                                          --------   --------
                Total current liabilities                   15,513     15,513
                                                          --------   --------

Notes payable                                               32,000     32,000
Other noncurrent liabilities                                   507        507
Deferred income tax liability                                   --      5,088
Intercompany accounts payable                                  834        834

Minority interest                                               --     29,910

Equity
     Partners' capital                                      43,665         --
     Common stock, $1.00 par value, 1,000 shares
                     authorized, issued and outstanding         --          1
     Additional paid-in capital                                 --     13,732
     Accumulated deficit                                        --     (5,066)
                                                          --------   --------
                Total equity                                43,665      8,667
                                                          --------   --------
                                                          $ 92,519   $ 92,519
                                                          ========   ========

  Natural gas and oil properties are accounted for using the full cost method.




               See accompanying notes to the financial statements.



                                      F2-3

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                           BRIGHAM                          BRIGHAM             BRIGHAM
                                                            OIL &         BRIGHAM,          HOLDINGS           HOLDINGS
                                                          GAS, L.P.         INC.             I, LLC             II, LLC
Revenues:
     Natural gas and oil sales                          $      13,799     $      13,799    $          --     $          --
     Workstation revenue                                          390               390               --                --
                                                        -------------     -------------    -------------     -------------
                                                               14,189            14,189               --                --
                                                        -------------     -------------    -------------     -------------
Costs and expenses:
     Lease operating                                            2,172             2,172               --                --
     Production taxes                                             850               850               --                --
     General and administrative                                 4,650             4,661               11                11
     Depletion of natural gas and oil properties                8,410             8,410               --                --
     Depreciation and amortization                                413               413               --                --
     Capitalized ceiling impairment                            24,847            24,847               --                --
     Amortization of stock compensation                           372               372               --                --
                                                        -------------     -------------    -------------     -------------
                                                               41,714            41,725               11                11
                                                        -------------     -------------    -------------     -------------
           Operating loss                                     (27,525)          (27,536)             (11)              (11)
                                                        -------------     -------------    -------------     -------------

Other income (expense):
     Interest income                                              136               136               --                --
     Interest expense                                          (4,993)           (4,993)              --                --
     Interest expense - intercompany                           (1,707)           (1,707)              --            (1,707)
                                                        -------------     -------------    -------------     -------------
                                                               (6,564)           (6,564)              --            (1,707)
                                                        -------------     -------------    -------------     -------------

Minority interest in net loss                                      --           (23,351)              --                --
                                                        -------------     -------------    -------------     -------------
Net loss before income taxes                                  (34,089)          (10,749)             (11)           (1,718)

Income tax expense                                                 --             5,088               --                --
Equity in net loss of investee                                     --                --          (23,351)           (8,690)
                                                        -------------     -------------    -------------     -------------
     Net loss                                           $     (34,089)    $      (5,661)   $     (23,362)    $     (10,408)
                                                        =============     =============    =============     =============





               See accompanying notes to the financial statements.



                                      F2-4

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                  BRIGHAM
                                                   OIL &      BRIGHAM,
                                                  GAS, L.P.     INC.
Revenues:
     Natural gas and oil sales                     $ 9,184    $ 9,184
     Workstation revenue                               637        637
                                                   -------    -------
                                                     9,821      9,821
                                                   -------    -------
Costs and expenses:
     Lease operating                                 1,151      1,151
     Production taxes                                  549        549
     General and administrative                      3,570      3,570
     Depletion of natural gas and oil properties     2,743      2,743
     Depreciation and amortization                     306        306
     Amortization of stock compensation                388        388
                                                   -------    -------
                                                     8,707      8,707
                                                   -------    -------
             Operating income                        1,114      1,114
                                                   -------    -------

Other income (expense):
     Interest income                                   145        145
     Interest expense                               (1,017)    (1,017)
     Interest expense - related party                 (173)      (173)
                                                   -------    -------
                                                    (1,045)    (1,045)
                                                   -------    -------

Minority interest in net income                         --         47
                                                   -------    -------
Net income before income taxes                          69         22

Income tax benefit                                      --     (5,088)
                                                   -------    -------
     Net income (loss)                             $    69    $(5,066)
                                                   =======    =======





               See accompanying notes to the financial statements.




                                      F2-5

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (in thousands)

                                                                          BRIGHAM                  BRIGHAM       BRIGHAM
                                                                           OIL &      BRIGHAM,     HOLDINGS      HOLDINGS
                                                                          GAS, L.P.     INC.       I, LLC        II, LLC
Cash flows from operating activities:
     Net loss                                                            $ (34,089)   $  (5,661)   $ (23,362)   $ (10,408)
     Adjustments to reconcile net loss to cash
     provided by operating activities:
         Depletion of natural gas and oil properties                         8,410        8,410           --           --
         Depreciation and amortization                                         413          413           --           --
         Capitalized ceiling impairment                                     24,847       24,847           --           --
         Amortization of stock compensation                                    372          372           --           --
         Amortization of deferred loan fees and debt issuance costs            593          593           --           --
         Minority interest in net loss                                          --      (23,351)          --           --
         Equity in net loss of investee                                         --           --       23,351        8,690
         Changes in working capital and other items:
            Increase in accounts receivable                                 (3,029)      (3,029)          --           --
            Increase in prepaid expenses                                       (10)         (10)          --           --
            Increase in accounts payable                                     7,991        7,991           --           --
            Increase in participant advances received                          275          275           --           --
            Increase in other current liabilities                              862          862           --           --
            Decrease in deferred income tax liability                           --       (5,088)          --           --
            Increase in intercompany accounts payable                           --           --           --        1,707
            Other noncurrent assets                                              6            6           --           --
            Other noncurrent liabilities                                     7,004        7,004           --           --
                                                                         ---------    ---------    ---------    ---------
                                                                            13,645       13,634          (11)         (11)
                                                                         ---------    ---------    ---------    ---------
Cash flows from investing activities:
     Natural gas and oil properties                                        (84,056)     (84,056)          --           --
     Other property and equipment                                             (868)        (868)          --           --
     Investment in subsidiaries and intercompany advances                      (42)         (17)      (5,154)     (42,285)
     Change in drilling advances paid                                         (153)        (153)          --           --
                                                                         ---------    ---------    ---------    ---------
                                                                           (85,119)     (85,094)      (5,154)     (42,285)
                                                                         ---------    ---------    ---------    ---------
Cash flows from financing activities:
     Capital contribution received                                           7,548        7,548        5,170        2,302
     Increase in intercompany notes payable                                 40,000       40,000           --       40,000
     Increase in notes payable                                             105,800      105,800           --           --
     Repayment of notes payable                                            (78,800)     (78,800)          --           --
     Principal payments on capital lease obligations                          (236)        (236)          --           --
     Deferred loan fees                                                     (1,990)      (1,990)          --           --
                                                                         ---------    ---------    ---------    ---------
                                                                            72,322       72,322        5,170       42,302
                                                                         ---------    ---------    ---------    ---------

Net increase in cash and cash equivalents                                      848          862            5            6

Cash and cash equivalents, beginning of year                                 1,701        1,701           --           --
                                                                         ---------    ---------    ---------    ---------
Cash and cash equivalents, end of year                                   $   2,549    $   2,563    $       5    $       6
                                                                         =========    =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                              $   4,878    $   4,878    $      --    $      --

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                       $     320    $     320    $      --    $      --
     Intercompany capital contributions                                  $      --    $      --    $  29,911    $  13,318



               See accompanying notes to the financial statements.



                                      F2-6

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                                            BRIGHAM
                                                                             OIL &           BRIGHAM,
                                                                           GAS, L.P.           INC.
Cash flows from operating activities:
     Net income (loss)                                                   $         69    $     (5,066)
     Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
         Depletion of natural gas and oil properties                            2,743           2,743
         Depreciation and amortization                                            306             306
         Amortization of stock compensation                                       388             388
         Minority interest in net income                                           --              47
         Changes in working capital and other items:
            Increase in accounts receivable                                    (2,213)         (2,213)
            Increase in prepaid expenses                                         (128)           (128)
            Increase in accounts payable                                        8,955           8,955
            Decrease in participant advances received                            (648)           (648)
            Increase in other current liabilities                                  50              50
            Increase in deferred interest payable - related party                  53              53
            Increase in deferred income tax liability                              --           5,088
            Other noncurrent assets                                               281             281
            Other noncurrent liabilities                                          (50)            (50)
                                                                         ------------    ------------
                                                                                9,806           9,806
                                                                         ------------    ------------
Cash flows from investing activities:
     Natural gas and oil properties                                           (57,170)        (57,170)
     Proceeds from the sale of natural gas and oil properties                      74              74
     Other property and equipment                                                (545)           (545)
     Change in drilling advances paid                                             341             341
                                                                         ------------    ------------
                                                                              (57,300)        (57,300)
                                                                         ------------    ------------
Cash flows from financing activities:
     Capital contribution received                                             23,927          23,927
     Increase in notes payable                                                 37,250          37,250
     Repayment of notes payable                                               (13,250)        (13,250)
     Principal payments on capital lease obligations                             (179)           (179)
                                                                         ------------    ------------
                                                                               47,748          47,748
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                         254             254

Cash and cash equivalents, beginning of year                                    1,447           1,447
                                                                         ------------    ------------
Cash and cash equivalents, end of year                                   $      1,701    $      1,701
                                                                         ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                              $      1,679    $      1,679

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                       $        403    $        403
     Intercompany capital contributions                                  $     16,425    $         --
     Increase resulting from the Exchange and the Offering
         in ownership interest in the Partnership                        $         --    $     13,703

               See accompanying notes to the financial statements.



                                      F2-7

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                        STATEMENTS OF CHANGES IN EQUITY
                         (in thousands, except shares)

                                                                       Retained
                                   Common Stock         Additional     Earnings/
                            -------------------------     Paid-in     Accumulated     Partners'
                              Shares        Amounts       Capital       Deficit        Capital        Total
                            -----------   -----------   -----------   -----------    -----------    -----------
BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1997             --   $        --   $        --   $        --    $    43,665    $    43,665
     Capital contribution            --            --            --            --          7,548          7,548
     Net loss                                      --            --            --        (34,089)       (34,089)
                            -----------   -----------   -----------   -----------    -----------    -----------
     Balance,
       December 31, 1998             --   $        --   $        --   $        --    $    17,124    $    17,124
                            ===========   ===========   ===========   ===========    ===========    ===========

BRIGHAM INC.
     Balance,
       December 31, 1997          1,000   $         1   $    13,732   $    (5,066)   $        --    $     8,667
     Capital contribution            --            --         2,377            --             --          2,377
     Net loss                        --            --            --        (5,661)            --         (5,661)
                            -----------   -----------   -----------   -----------    -----------    -----------
     Balance,
       December 31, 1998          1,000   $         1   $    16,109   $   (10,727)   $        --    $     5,383
                            ===========   ===========   ===========   ===========    ===========    ===========

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1997             --   $        --   $        --   $        --    $        --    $        --
     Partnership interest
       contributed                   --            --            --            --         29,911         29,911
     Capital contribution            --            --            --            --          5,170          5,170
     Net loss                        --            --            --            --        (23,362)       (23,362)
                            -----------   -----------   -----------   -----------    -----------    -----------
     Balance,
       December 31, 1998             --   $        --   $        --   $        --    $    11,719    $    11,719
                            ===========   ===========   ===========   ===========    ===========    ===========

BRIGHAM HOLDINGS II, LLC
     Balance,
       December 31, 1997             --   $        --   $        --   $        --    $        --    $        --
     Partnership interest
       contributed                   --            --            --            --         13,318         13,318
     Capital contribution            --            --            --            --          2,302          2,302
     Net loss                        --            --            --            --        (10,408)       (10,408)
                            -----------   -----------   -----------   -----------    -----------    -----------
     Balance,
       December 31, 1998             --   $        --   $        --   $        --    $     5,212    $     5,212
                            ===========   ===========   ===========   ===========    ===========    ===========

              See accompanying notes to the financial statements.





                                     F2-8

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                        STATEMENTS OF CHANGES IN EQUITY
                                 (in thousands)

                                                                                      Retained
                                                Common Stock           Additional     Earnings/
                                        ---------------------------      Paid-in     Accumulated       Partners'
                                          Shares          Amounts        Capital       Deficit          Capital         Total
                                        ------------   ------------   ------------   ------------    ------------   ------------
BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1996                          --   $         --   $         --   $         --    $      3,244   $      3,244
     Capital contribution from
       Brigham Exploration
       Company at consummation
       of Exchange                                --             --             --             --          16,425         16,425
     Capital contribution from
       Brigham Exploration
       Company of proceeds
       from Offering                              --             --             --             --          23,927         23,927
     Net income                                   --             --             --             --              69             69
                                        ------------   ------------   ------------   ------------    ------------   ------------
     Balance,
       December 31, 1997 should be                --   $         --   $         --   $         --    $     43,665   $     43,665
                                        ============   ============   ============   ============    ============   ============


BRIGHAM INC.
     Balance,
       December 31, 1996                       1,000   $          1   $         29   $         --    $         --   $         30
     Increase in equity due to
       change in ownership in the
       Partnership resulting from the
       Exchange and the Offering                  --             --         13,703             --              --         13,703
     Net loss                                     --             --             --         (5,066)             --         (5,066)
                                        ------------   ------------   ------------   ------------    ------------   ------------
     Balance,
       December 31, 1997                       1,000   $          1   $     13,732   $     (5,066)   $         --   $      8,667
                                        ============   ============   ============   ============    ============   ============



              See accompanying notes to the financial statements.




                                      F2-9

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS


1.   ORGANIZATION AND BACKGROUND

     In August 1998, upon the filing of a registration statement with the SEC, Brigham Exploration Company, a Delaware corporation, (the "Company") issued $50 million of debt and equity securities to two affiliated institutional investors. The financing transaction consisted of the issuance of $40 million of senior subordinated secured notes (the "Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's directly or indirectly wholly-owned subsidiaries which are Brigham Oil & Gas, L.P. (the "Partnership"), Brigham, Inc., Brigham Holdings I, LLC ("Holdings I"), and Brigham Holdings II, LLC ("Holdings II"). Furthermore, these subsidiaries have pledged their respective stock and partnership interests as collateral for the Notes. These financial statements include the financial statements for the wholly owned subsidiaries whose securities and partnership interests comprise substantially all of the collateral pledged for the Notes.

     The Partnership was formed in May 1992 to explore and develop onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of natural gas and oil properties primarily in West Texas, the Anadarko Basin and the onshore Gulf Coast. Brigham, Inc. is a Nevada corporation whose only asset prior to the Exchange was its less than 1% ownership interest in the Partnership. Brigham, Inc. is the managing general partner of the Partnership.

     On February 25, 1997, the Company was formed for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of the Partnership.

     Pursuant to an exchange agreement dated February 26, 1997 (the "Exchange Agreement") and upon the initial filing on February 27, 1997 of a registration statement with the Securities and Exchange Commission (the "SEC") for the public offering of common stock (the "Offering"), the shareholders of Brigham, Inc. transferred all of the outstanding stock of Brigham, Inc. to the Company in exchange for 3,859,821 shares of common stock of the Company. Pursuant to the Exchange Agreement, the Partnership's other general partner and the limited partners also transferred all of their partnership interests to the Company in exchange for 3,314,286 shares of common stock of the Company. Furthermore, the holders of the Partnership's subordinated convertible notes transferred these notes to the Company in exchange for 1,754,464 shares of common stock. These transactions are referred to as "the Exchange." In completing the Exchange, the Company issued 8,928,571 shares of common stock to the stockholders of Brigham, Inc., the partners of the Partnership and the holder of the Partnership's subordinated notes payable. In May 1997, the Company sold 3,325,000 shares of its common stock in the Offering at a price of $8.00 per share. As a result of the Exchange and the Offering, the Company owns a 68.5% partnership interest in the Partnership and all of the outstanding shares of Brigham, Inc. Brigham, Inc. owns the remainder of the Partnership interest in the Partnership. The proceeds of the Offering were contributed to the Partnership by the Company.

     Subsequent to the Exchange and the Offering, the Company owned a 68.5% interest in the Partnership and Brigham, Inc. owned a 31.50% interest in the Partnership. Effective January 1, 1998, Brigham, Inc. contributed 30.5% of its 31.5% interest in the Partnership to Holdings II, a newly formed Nevada LLC and wholly owned subsidiary of Brigham, Inc., whose only asset is its investment in the Partnership. Also effective January 1, 1998 the Company contributed its 68.5% interest in the Partnership to Holdings I, a newly formed Nevada LLC and wholly owned subsidiary of the Company whose only asset is its investment in the Partnership.




                                     F2-10

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

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

Principles of Consolidation

     The accompanying financial statements include the accounts of the Partnership, Brigham, Inc., Holdings I and Holdings II (collectively referred to as the "Subsidiaries"). Holdings II accounts for its interest in the Partnership under the equity method. Brigham, Inc. consolidates its interests in the Partnership and Holdings II as a result of its general partner interest in the Partnership and its 100% ownership of Holdings II. Holdings I accounts for its 68.5% investment in the Partnership under the equity method and its ownership in the Partnership is reflected as the minority interest in the consolidated results of Brigham, Inc. All entities are either directly or indirectly wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

     Substantially all of the Subsidiaries' assets are held by and all operations conducted through the Partnership and its subsidiaries. All references in these financial statements to assets held by the Partnership and transactions entered into by the Partnership are applicable to Brigham, Inc. through its consolidation of the Partnership.

Cash and Cash Equivalents

     The Subsidiaries consider all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

     All natural gas and oil properties are held by the Partnership which uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain payroll and other internal costs, incurred for the purpose of finding natural gas and oil reserves are capitalized. Internal costs capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general and administrative activities are expensed in the period incurred.

     The capitalized costs of the Partnership's natural gas and oil properties plus future development, dismantlement, restoration and abandonment costs (the "Amortizable Base"), net of estimated of salvage values, are amortized using the unit-of-production method based upon estimates of total proved reserve quantities. The Partnership's capitalized costs of its natural gas and oil properties, net of accumulated amortization, are limited to the total of estimated future net cash flows from proved natural gas and oil reserves, discounted at ten percent, plus the cost of unevaluated properties. There are many factors, including global events, that may influence the production, processing, marketing and valuation of natural gas and oil. A reduction in the valuation of natural gas and oil properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations.

     All costs directly associated with the acquisition and evaluation of unproved properties are initially excluded from the Amortizable Base. Upon the interpretation by the Partnership of the 3-D seismic data associated with unproved properties, the geological and geophysical costs related to acreage that is not specifically identified as



                                     F2-11

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES prospective are added to the Amortizable Base. Geological and geophysical costs associated with prospective acreage, as well as leasehold costs, are added to the Amortizable Base when the prospects are drilled. Costs of prospective acreage are reviewed annually for impairment on a property-by-property basis.

     At December 31, 1998, a capitalized ceiling impairment of $24.8 million was recognized by the Partnership. The write down was calculated based on the estimated discounted present value of future net cash flows from proved natural gas and oil reserves using prices in effect at December 31, 1998.

     Other property and equipment, which primarily consists of 3-D seismic interpretation workstations, are depreciated on a straight-line basis over the estimated useful lives of the assets after considering salvage value. Estimated useful lives are as follows:

       Furniture and fixtures........................................................................      10 years
       Machinery and equipment.......................................................................       5 years
       3-D seismic interpretation workstations and software..........................................       3 years

     Betterments and major improvements that extend the useful lives are capitalized, while expenditures for repairs and maintenance of a minor nature are expensed as incurred.

Revenue Recognition

     The Partnership recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Partnership recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Partnership is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 1997 and 1998 were not significant.

     Industry participants in the Partnership's seismic programs are charged on an hourly basis for the work performed by the Partnership on its 3-D seismic interpretation workstations. The Partnership recognizes workstation revenue as service is provided.

Derivative Instruments

     Net realized gains or losses and related cash flows arising from the Partnership's commodity price swaps (see Note 10) are recognized in the period incurred as a component of natural gas and oil sales. If subsequent to being hedged, underlying transactions are determined not to be likely to occur, the related derivatives gains and losses are recognized in that period as "Other income."

Federal and State Income Taxes

     The Subsidiaries other than Brigham, Inc. are not taxable entities and as a result, no income tax provision has been recorded. However, the taxable income or loss resulting from their operations will ultimately be included in the federal and state income tax returns of the Company and may vary substantially from the income or loss reported for financial reporting purposes.





                                     F2-12

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     Brigham, Inc., which is included in the Company's consolidated income tax return, is subject to federal corporate income taxation and utilizes an asset and liability approach for accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Resulting tax liabilities, if any, are borne by the Company.

Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard, which was effective for financial statements issued for periods ending after December 15, 1997, established standards for reporting, in addition to net income, comprehensive income and its components including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Adoption of this Standard has no impact on the Subsidiaries' financial statements.

Recent Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Partnership must adopt SFAS No. 133 effective January 1, 2000. The Partnership is in the process of analyzing the potential impact of this standard on its financial statement presentation.

3.   ACQUISITION

     On November 12, 1997, the Partnership acquired a 50% interest in certain producing properties in Grady County, Oklahoma (the "Acquisition"). These properties were formerly owned by Mobil and were acquired by Ward Petroleum. The acquisition was accounted for as a purchase and the results of operations of the properties acquired were included in the Partnership's results of operations effective September 1, 1997. The purchase price of $13.4 million was financed primarily through the Partnership's existing revolving credit facility and was based on the Partnership's determination of the fair value of the assets acquired.

Pro Forma Information

     The following unaudited pro forma statement of operations information has been prepared to give effect to the Acquisition as if the transaction had occurred at the beginning of 1997. The Partnership's historical results of


                                     F2-13

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES operations have been adjusted to reflect (i) the difference between the acquired properties' historical depletion and such expense calculated based on the value allocated to the acquired assets, and (ii) the increase in interest expense associated with the debt issued in the transaction. The pro forma amounts do not purport to be indicative of the results of operations that would have been reported had the Acquisition occurred as of the dates indicated, or that may be reported in the future (in thousands).


                                                          PRO FORMA
                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1997
                                                        ------------
Revenues ..............................................   $ 11,194
Costs and expenses:
       Lease operating and production taxes ...........      1,864
       General and administrative .....................      3,570
       Depletion of natural gas and oil properties ....      3,307
       Depreciation and amortization ..................        593
       Interest expense, net ..........................      2,235
                                                          --------
       Total costs and expenses .......................     11,569
                                                          --------
Net loss ..............................................   $   (375)
                                                          ========

     Upon consolidation with Brigham, Inc., pro-forma income tax expense would be $5,040.

4.   PROPERTY AND EQUIPMENT

     Property and equipment (held by the Partnership), at cost, are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                               ----------------------
                                                                  1998         1997
                                                               ---------    ---------
Natural gas and oil properties .............................   $ 179,867    $  96,587
Accumulated depletion ......................................     (45,550)     (12,293)
                                                               ---------    ---------
                                                                 134,317       84,294
                                                               ---------    ---------
Other property and equipment:
    3-D seismic interpretation workstations and software ...       2,186        1,693
    Office furniture and equipment .........................       1,774        1,095
    Accumulated depreciation ...............................      (1,946)      (1,549)
                                                               ---------    ---------
                                                                   2,014        1,239
                                                               ---------    ---------
                                                               $ 136,331    $  85,533
                                                               =========    =========

     The accumulated depletion balance for natural gas and oil properties at December 31, 1998, includes the effect of a capitalized ceiling impairment of $24.8 million described at Note 2, "Property and Equipment."

     The Partnership sold its interest in certain producing properties for $74,000 during 1997. No gain or loss was recognized on this transaction because the Partnership applies the full cost method of accounting for its investment in natural gas and oil properties.




                                     F2-14

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     The Partnership capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in natural gas and oil properties over the periods benefited by these activities. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. During the years ended December 31, 1997 and 1998, these capitalized costs amounted to $3.5 million and $4.6 million, respectively, were capitalized.

5.   NOTES PAYABLE AND SENIOR SUBORDINATED NOTES PAYABLE

     In April 1996, the Partnership entered into a revolving credit facility which provided for borrowings up to $25 million. On November 10, 1997, this facility was amended and the amount available under the agreement was increased to $75 million. The Partnership's borrowings under this facility were limited to a borrowing base determined periodically by the lender. This determination was based upon the proved reserves of the Partnership's natural gas and oil properties.

     The amounts outstanding under this facility, excluding a $5.4 million special advance made November 12, 1997, bore interest, at the borrower's option, at the Base Rate or (i) LIBOR plus 1.75% if the principal outstanding was less than or equal to 50% of the borrowing base, (ii) LIBOR plus 2.0% if the principal outstanding was less than or equal to 75% but more than 50% of the borrowing base, and (iii) LIBOR plus 2.25% if the principal outstanding was greater than 75% of the borrowing base. The Base Rate is the fluctuating rate of interest per annum established from time to time by the lender. Interest accrued on the $5.4 million special advance at 11.50% per annum. The Partnership also paid a quarterly commitment fee of 0.5% per annum for the unused portion of the borrowing base.

     In January 1998, the Partnership entered into a new reserve-based revolving credit facility (the "Credit Facility"). The Credit Facility originally provided for borrowings up to $75 million, all of which was immediately available for borrowing to fund capital expenditures. A portion of the funds available under the Credit Facility were used to repay in full the debt outstanding under the Partnership's previous revolving credit facility. Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. Amounts outstanding under the Credit Facility bore interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Partnership's option. The Credit Facility contains covenants restricting the Company's ability to declare or pay dividends on its stock. In connection with the origination of the Credit Facility, certain bank fees and other expenses totaling approximately $1.9 million were recorded as deferred costs and are amortized over the life of the loan. The Credit Facility's borrowing base was reduced to $65 million upon issuance of the senior subordinated notes in August 1998.

     In March 1999, the Partnership and its lenders entered into an amendment to the Credit Facility. Pursuant to this amendment, the borrowing availability under the Credit Facility remains at $65 million and the initial borrowing availability redetermination date was extended from January 31, 1999 to June 1, 1999, when the borrowing availability will be redetermined by the lenders based on the Partnership's then proved reserve value and cash flows. To the extent that the amounts outstanding under the Credit Facility exceed the borrowing availability at the redetermination date, the Partnership may be required to repay such excess under provision of the amendment. In addition, certain financial covenants have been amended, additional covenants have been included that place significant restrictions on the Partnership's ability to make certain capital expenditures, and the annual interest rate for borrowings under the Credit Facility is revised to the lender's base rate or LIBOR plus 3.0%


                                     F2-15

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES and the Partnership will pay the lender a $500,000 transaction fee over a ten month period. The Partnership's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Partnership.

     In August 1998, upon the filing of a registration statement with the SEC, the Company issued $50 million of debt and equity securities to two affiliated institutional investors. The financing transaction consisted of the issuance of $40 million of senior subordinated secured notes (the "Notes") with warrants (the "Warrants") to purchase the Company's common stock and the sale of $10 million of the Company's common stock, or 1,052,632 shares at a price of $9.50 per share. The combined sale of the Notes and common stock of the Company generated proceeds, net of offering costs, of approximately $47.5 million that was used to repay a portion of the then outstanding borrowings under the Partnership's Credit Facility.

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

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Subsidiaries all of which are directly or indirectly wholly-owned by the Company. The obligations of the Subsidiaries under the subsidiary guaranty agreements are subordinated to the senior indebtedness of the Partnership. Furthermore, all Subsidiaries have pledged their respective stock and Partnership interests as collateral for the Notes.

     Concurrent with the issuance of the Notes, the Company recorded a discount on the Notes of $4.5 million to reflect the estimated value of the Warrants. Also in connection with the issuance of the Notes, certain fees and expenses totaling approximately $1.8 million were recorded as deferred costs. The Note discount and deferred fees are amortized over the five year term of the Notes.

     The $40 million in proceeds from the Notes and Warrants were transferred through a series of intercompany notes from the Company to Brigham, Inc.; from Brigham, Inc. to Holdings II; and from Holdings II to the Partnership. Principal on the intercompany notes is due at the maturity of the Notes and intercompany interest accrues at rates corresponding to those applicable to the Notes. Approximately $7.6 million of the proceeds from the common stock was transferred through a series of intercompany capital contributions from the Company to Holdings I ($5.2 million) and Brigham, Inc. ($2.4 million); from Holdings I to the Partnership ($5.2 million); from Brigham, Inc. to Holdings II ($2.3 million) and the Partnership ($75,000); and from Holdings II to the Partnership ($2.3 million).

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



                                     F2-16

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

6.   CAPITAL LEASE OBLIGATIONS

     Property under capital leases held by the Partnership consists of the following (in thousands):


                                                            DECEMBER 31,
                                                           --------------
                                                            1998     1997
                                                           -----    -----
3-D seismic interpretation workstations and software ...   $ 620    $ 497
Office furniture and equipment .........................     167      204
                                                           -----    -----
                                                             787      701
Accumulated depreciation and amortization ..............    (276)    (241)
                                                           -----    -----
                                                           $ 511    $ 460
                                                           =====    =====

     The obligations under capital leases are at fixed interest rates ranging from 8.7% to 17.9% and are collateralized by property, plant and equipment. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1998 are as follows (in thousands):

1999   ...........................................................................................  $        323
2000   ...........................................................................................           237
2001   ...........................................................................................            95
2002   ...........................................................................................            24
                                                                                                    ------------
Total minimum lease payments......................................................................           679
    Estimated executory costs included in capital leases..........................................           (50)
                                                                                                    ------------
Net minimum lease payments........................................................................           629
    Amounts representing interest.................................................................           (90)
                                                                                                    ------------
Present value of net minimum lease payments.......................................................           539
Less:  current portion............................................................................          (240)
                                                                                                    ------------
Noncurrent portion................................................................................  $        299
                                                                                                    ============

7.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


                                                 YEAR ENDED
                                                 DECEMBER 31,
                                              ------------------
                                                1998       1997
                                              -------    -------
Current income taxes:
    Federal................................   $    --    $    --
    State .................................        --         --
Deferred income taxes:
    Federal ...............................    (5,088)     5,088
    State .................................        --         --
                                              -------    -------
                                              $(5,088)   $ 5,088
                                              =======    =======



                                     F2-17

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                YEAR ENDED
                                               DECEMBER 31,
                                      ----------------------------
                                           1998            1997
                                      ------------    ------------
Tax at statutory rate .............   $     (3,655)   $          7
Add (deduct) the effect of:
    Tax effect of Exchange ........         (1,433)          5,081
                                      ------------    ------------
                                      $     (5,088)   $      5,088
                                      ============    ============

     The components of deferred income tax assets and liabilities are as follows (in thousands):


                                                         DECEMBER 31,
                                                ----------------------------
                                                     1998            1997
                                                ------------    ------------
Deferred tax assets:
    Net operating loss carryforwards ........   $      4,767    $      1,496
Deferred tax liability:
    Depreciable and depletable property .....         (4,767)         (6,584)
                                                ------------    ------------
                                                $         --    $     (5,088)
                                                ============    ============

     At December 31, 1998, Brigham, Inc. had regular and alternative minimum tax net operating loss carryforwards of approximately $14 million and $11 million, respectively, each including separate return limitation year carryovers of approximately $1.2 million, which expire by December 31, 2018.

8.   CONTINGENCIES, COMMITMENTS AND FACTORS WHICH MAY AFFECT FUTURE OPERATIONS

Litigation

     The Subsidiaries are, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of the Subsidiaries.

     As of December 31, 1998, there were no known environmental or other regulatory matters related to the Subsidiaries' operations which are reasonably expected to result in a material liability to the Subsidiaries. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on their capital expenditures, earnings or competitive position.

Lease Commitments

     The Partnership leases office equipment and space under operating leases expiring at various dates through 2002. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 1998, are as follows (in thousands):


                                     F2-18

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

1999...............................................    $     868
2000...............................................          790
2001...............................................          789
2002...............................................          395
                                                       ---------
                                                       $   2,842
                                                       =========

     Rental expense for the years ended December 31, 1997 and 1998 was $606,173 and $875,150, respectively.

Factors Which May Affect Future Operations

     Since the Partnership's major products are commodities, significant changes in the prices of natural gas and oil could have a significant impact on the Company's results of operations for any particular year.

     Due to an expectation for continuing difficult industry and capital markets conditions, the Company and the Subsidiaries have substantially reduced their planned capital budget for 1999 and have undertaken a number of strategic initiatives in an effort to improve and preserve capital liquidity in the current environment. The Company and the Subsidiaries have adapted their business strategy in the near-term through the implementation of the following principal strategic initiatives: (i) focusing all of the Partnership's planned exploration efforts in 1999 towards the drilling of its highest grade 3-D prospects, (ii) eliminating substantially all planned seismic and land expenditures for new projects until its capital resources can support such additional activity, (iii) seeking to divest certain producing natural gas and oil properties in an effort to raise capital to reduce debt borrowings and to redirect capital to drilling projects that have the potential to generate higher investment returns, (iv) restructuring outstanding senior and subordinated debt agreements to provide the Company and the Partnership with flexibility needed to preserve cash flow to fund its expected near-term exploration activities, (v) implementing an overhead reduction plan to reduce annual general and administrative expenses, and (vi) evaluating opportunities to raise additional equity capital either through the sales of interests in certain of its seismic projects or the issuance of equity securities. The Company and the Subsidiaries believe that the successful execution of these strategic initiatives will provide sufficient capital resources to execute their planned 1999 exploration program and position them to realize the significant value they believe the Partnership has captured in its inventory of 3-D seismic projects and delineated drilling locations. While the Company and the Subsidiaries have initiated each of these strategic directives in late 1998 and early 1999, and have effected certain of them to date, the successful completion of any or all of these efforts to improve capital availability within the expected time frame is uncertain and will likely have a material impact on the Company's and the Subsidiaries' near-term capital expenditure levels and growth profiles.

 9.  SEGMENT INFORMATION

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Subsidiaries adopted in the first quarter of 1998. The statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. It also requires disclosures about products and services, geographic areas and major customers.




                                     F2-19

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     All of the Partnership's natural gas and oil properties and related operations are located in the United States and management has determined that each Subsidiary has one reportable segment.

     During 1998, approximately 25%, 15%, 11% and 11% of the Partnership's natural gas and oil production was sold to four separate customers. During 1997, approximately 14% and 12% of the Partnership's natural gas and oil production was sold to two separate customers. However, due to the availability of other markets, the Partnership does not believe that the loss of any one of these individual customers would adversely affect its result of operations.

10.  FINANCIAL INSTRUMENTS

     The Partnership periodically enters into commodity price swap agreements which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of natural gas or crude oil without the exchange of the underlying volumes. The notional amounts of these derivative financial instruments are based on planned production from existing wells. The Partnership uses these derivative financial instruments to manage market risks resulting from fluctuations in commodity prices. Commodity price swaps are effective in minimizing these risks by creating essentially equal and offsetting market exposures. The derivative financial instruments held by the Partnership are not leveraged and are held for purposes other than trading.

     In 1997, the Partnership was a party to a crude oil swap arrangement resulting in a fixed price over a period of time for a specified volume of crude oil. Adjustment to the price received for oil under these swap arrangements resulted in a decrease in oil revenues of $6,191 in 1997.

     In February 1998, the Partnership entered into a hedging contract whereby 10,000 MMBtu per day of natural gas is purchased and sold subject to a fixed price swap agreement for monthly periods from April 1998 through October 1999. Pursuant to these arrangements the Partnership exchanges a floating market price for a contract month and payments are received when the fixed price exceeds the floating price. Total natural gas subject to this hedging contract is 2,750,000 MMBtu in 1998 and 3,040,000 MMBtu in 1999. As a result of this natural gas hedging contract, the Partnership realized an increase in revenues of $555,240 during 1998.

     In August 1998, the Partnership entered into a hedging contract whereby 5,000 MMBtu per day of natural gas is purchased and sold subject to a fixed price swap agreement for monthly periods from April 1999 through October 1999. Pursuant to these arrangements the Partnership exchanges a floating market price for a fixed contract price of $2.015 per MMBtu. Payments are made by the Partnership when the floating price exceeds the fixed price for a contract month and payments are received when the fixed price exceeds the floating price. Total natural gas subject to this hedging contract is 1,070,000 MMBtu in 1999.

     In January 1999, the Partnership entered into a swap agreement with terms similar to existing agreements which relates to production for monthly periods from November 1999 through April 2001. Pursuant to these arrangements, 15,000 MMBtu per day of natural gas is purchased and sold subject to a fixed price swap agreement, and the Partnership exchanges a floating market price for a fixed contract price of $2.065 per MMBtu. Total natural gas volumes subject to this agreement are 915,000 MMBtu, 5,490,000 MMBtu and 1,800,000 MMBtu in 1999, 2000
and 2001, respectively.




                                     F2-20

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     The Partnership's non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying value of the Partnership's revolving credit facility (see Note 5) approximates its fair market value since it bears interest at floating market interest rates.

     The Partnership's accounts receivable relate to natural gas and oil sales to various industry companies, amounts due from industry participants for expenditures made by the Partnership on their behalf and workstation revenues. Credit terms, typical of industry standards, are of a short-term nature and the Partnership do not require collateral. The Partnership's accounts receivable at December 31, 1998 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to the natural gas and crude oil price swaps are investment grade financial institutions.

11.  EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

     During 1996 the Partnership adopted a defined contribution 401(k) plan for substantially all of its employees. In 1997 Brigham, Inc. succeeded to the 401(k) plan when the employees of the Partnership became employees of Brigham, Inc. Eligible employees may contribute up to 15% of their compensation to this plan. The 401(k) plan provides that the employer may, at its discretion, match employee contributions. The employer has not matched employee contributions in any plan year.

Stock Compensation

     In 1994 three employees were granted restricted interests in the Partnership which vest in increments through July 1999. At the date of grant, the value of these interests was immaterial. On February 26, 1997, in connection with the Exchange (see Note 1), the three employees transferred these Partnership interests to the Company in exchange for 156,250 shares of restricted common stock of the Company. The terms of the restricted stock and the restricted company interests are substantially the same. The shares vest over a three-year period ending in 1999. No compensation expense will result from this exchange.

     The Company adopted an incentive plan, effective upon completion of the Exchange (see Note 1), which provides for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to reward key employees whose performance may have a significant effect on the success of the Company. Non-cash compensation expense related to certain stock options granted under the incentive plan by the Company on behalf of the Partnership has been allocated to the Partnerships's results of operations. Compensation expense allocated to the Partnership totaled $833,710 and $782,544 in 1997 and 1998, respectively.

12.  SUBSEQUENT EVENT

     In February 1999, the Partnership entered into a project financing arrangement with Duke Energy Financial Services, Inc. ("Duke") to fund the continued exploration of five projects covered by approximately 200 square


                                     F2-21

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES miles of 3-D seismic data acquired in 1998. In this transaction, the Partnership conveyed 100% of its working interest in land and seismic in these project areas to a newly formed limited liability company (the "Duke LLC") for a total consideration of $10 million. The Partnership is the managing member of the Duke LLC with a 1% interest, and Duke is the sole remaining member with a 99% interest. Pursuant to the terms of the Duke LLC agreement, the Partnership pays 100% of the drilling and completion costs for all wells drilled by the Duke LLC in exchange for a 70% working interest in the wells and their associated drilling and spacing units and allocable seismic data. Upon 100% project payout, the Partnership has certain rights to back-in for up to a 94% effective working interest in the Duke LLC properties.

13.  NATURAL GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES

     The tables presented below provide supplemental information about natural gas and oil exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." All natural gas and oil properties are held by the Partnership.

     The Partnership's natural gas and oil properties are included in the consolidated results of Brigham, Inc., subject to the minority interest of 68.5% held by the Company in 1997 and by Holdings I in 1998.

Results of Operations for Natural Gas and Oil Producing Activities (in thousands)

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1998(a)         1997(a)
                                                                                    ------------    ------------
Natural gas and oil sales.........................................................   $    13,799    $      9,184
Costs and expenses:
    Lease operating...............................................................         2,172           1,151
    Production taxes..............................................................           850             549
    Depletion of natural gas and oil properties...................................         8,410           2,743
    Capitalized ceiling impairment................................................        24,847               -
                                                                                    ------------    ------------
Total costs and expenses..........................................................        36,279           4,443
                                                                                    ------------    ------------
                                                                                    $   (22,480)    $      4,741
                                                                                    ============    ============
Depletion per physical unit of production (equivalent Mcf of gas).................  $       1.27    $       0.88
                                                                                    ============    ============

----------
     (a) The income tax expense (benefit) related to Brigham, Inc. for 1997 and 1998 is calculated at the statutory rate and determined without regard to deduction for general and administrative expenses, interest costs and other income tax deductions and credits. Upon consolidation of the Partnership interest into Brigham, Inc. for 1997 and 1998, the income tax expense (benefit) related to results of operations for natural gas and oil producing activities for Brigham, Inc. would be $(2,478) and $523, respectively.

     Natural gas and oil sales reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Lease operating expenses include lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include



                                     F2-22

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES production and severance taxes. Depletion of natural gas and oil properties relates to capitalized costs incurred in acquisition, exploration and development activities. Results of operations do not include interest expense and general corporate amounts.

Costs Incurred and Capitalized Costs

     The costs incurred in natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                           DECEMBER 31,
                                      --------------------
                                        1998        1997
                                      --------    --------
Costs incurred for the year:
    Exploration ...................   $ 67,110    $ 29,516
    Property acquisition ..........     16,245      26,956
    Development ...................     10,427       2,953
    Proceeds from participants ....    (10,502)       (319)
                                      --------    --------
                                      $ 83,280    $ 59,106
                                      ========    ========

     Costs incurred represent amounts incurred by the Partnership for exploration, property acquisition and development activities. Periodically, the Partnership will receive proceeds from participants subsequent to project initiation for an assignment of an interest in the project. These payments are represented by "Proceeds from participants" in the table above.

     Capitalized costs related to natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------
Cost of natural gas and oil properties at year-end:
    Proved ............................................   $ 127,491    $  67,744
    Unproved ..........................................      52,376       28,843
                                                          ---------    ---------
    Total capitalized costs ...........................     179,867       96,587
    Accumulated depletion .............................     (45,550)     (12,293)
                                                          ---------    ---------
                                                          $ 134,317    $  84,294
                                                          =========    =========

     Following is a summary of costs (in thousands) excluded from depletion at December 31, 1998, by year incurred. At this time, the Partnership is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.


                                     DECEMBER 31,
                          --------------------------------       Prior
                           1998          1997        1996        Years        Total
                          -------      -------      ------       ------      -------
Property acquisition      $ 9,659      $13,161      $1,176       $1,278      $25,274
Exploration                21,577        5,072         320          133       27,102
                          -------      -------      ------       ------      -------
Total                     $31,236      $18,233      $1,496       $1,411      $52,376
                          =======      =======      ======       ======      =======



                                     F2-23

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

16.    NATURAL GAS AND OIL RESERVES AND RELATED FINANCIAL DATA (UNAUDITED)

     Information with respect to the Partnership's natural gas and oil producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by the Partnership's independent petroleum consultants and internal petroleum reservoir engineer.

Natural Gas and Oil Reserve Data

     The following tables present the Partnership's estimates of its proved natural gas and oil reserves. The Partnership emphasizes that reserve estimates are approximates and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. A substantial portion of the reserve balances were estimated utilizing the volumetric method, as opposed to the production performance method.

                                                          NATURAL
                                                            GAS        Oil
                                                          (MMCF)     (MBbls)
                                                          -------    -------
Proved reserves at December 31, 1996 ..................    10,257      1,940
    Revisions to previous estimates ...................    (3,044)      (447)
    Extensions, discoveries and other additions .......    33,721        735
    Purchase of minerals-in-place .....................    13,718      1,244
    Sales of minerals-in-place ........................       (40)        --
    Production ........................................    (1,382)      (291)
                                                          -------    -------
Proved reserves at December 31, 1997 ..................    53,230      3,181
    Revisions of previous estimates ...................   (26,696)      (115)
    Extensions, discoveries and other additions .......    48,050      1,752
    Purchase of minerals-in-place .....................       851         11
    Production ........................................    (4,269)      (396)
                                                          -------    -------
Proved reserves at December 31, 1998 ..................    71,166      4,433
                                                          =======    =======

Proved developed reserves at December 31:
    1997 ..............................................    30,677      2,665
    1998 ..............................................    38,571      2,935

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




                                     F2-24

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

     The following table presents a standardized measure of discounted future net cash inflows (in thousands) relating to proved natural gas and oil reserves. Future cash flows were computed by applying year end prices of natural gas and oil relating to the Partnership's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved natural gas and oil reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably and the standardized measure does not necessarily represent the fair value of the Partnership's natural gas and oil reserves.


                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998            1997
                                                                                     ------------    ------------
Future cash inflows................................................................  $    198,082    $    165,156
Future development and production costs............................................      (61,064)        (40,923)
                                                                                     ------------    ------------
Future net cash inflows............................................................  $    137,018    $    124,233
                                                                                     ============    ============

Standardized measure of future net cash inflows discounted
    at 10% per annum...............................................................  $     81,741    $     69,249
                                                                                     ============    ============

     Estimated future income tax expense as of December 31, 1997 and 1998 attributable to Brigham, Inc.'s interest in the Partnership was $7.2 million and $2.2 million, respectively. The standardized measure of future net cash inflows discounted at 10% per annum as of December 31, 1997 and 1998 after estimated income taxes attributable to Brigham, Inc.'s interest in the Partnership was $67.7 million and $81.7 million, respectively.

     The base sales prices for the Partnership's reserves were $3.71 per Mcf for natural gas and $25.37 per Bbl for oil as of December 31, 1996, $2.27 per Mcf for natural gas and $15.50 per Bbl for oil as of December 31, 1997, and $2.12 per Mcf for natural gas and $9.50 per Bbl for oil as of December 31, 1998. These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Partnership's reserves at these dates.




                                     F2-25

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

     Changes in the future net cash inflows discounted at 10% per annum follow:


                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998        1997
                                                                         --------    --------
Beginning of period ..................................................   $ 69,249    $ 44,506
    Sales of natural gas and oil produced, net of production
         costs .......................................................    (10,776)     (7,484)
    Development costs incurred .......................................      5,423       1,955
    Extensions and discoveries .......................................     52,389      38,016
    Purchases of minerals-in-place ...................................        687      16,965
    Sales of minerals-in-place .......................................         --         (94)
    Net change of prices and production costs ........................    (11,921)    (20,466)
    Change in future development costs ...............................       (656)        319
    Changes in production rates and other ............................     (6,109)     (1,954)
    Revisions of quantity estimates ..................................    (23,470)     (6,964)
    Accretion of discount ............................................      6,925       4,450
                                                                         --------    --------
End of period ........................................................   $ 81,741    $ 69,249
                                                                         ========    ========

         The estimated change in future net cash inflows discounted at 10% per annum attributable to income taxes for the years ended December 31, 1997 and 1998 attributable to Brigham, Inc.'s interest in the Partnership was $(1.6) million and $1.5 million, respectively.




                                     F2-26

                               INDEX TO EXHIBITS

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

Number                          Description
------                          -----------
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

10.16         -- Processing Alliance Agreement, dated July 20, 1993, between
                 Veritas Seismic Ltd. and Brigham Oil & Gas, L.P. (filed as Exhibit
                 10.20 to the Company's Registration

Number                          Description
------                          -----------
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

Number                          Description
------                          -----------
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

10.37         -- Guaranty Agreement dated January 26, 1998 by Brigham Exploration
                 Company in favor of Bank of Montreal, as Agent, and each of the Lenders party to the Credit

Number                          Description
------                          -----------
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

10.40+        -- Form of Guaranty for subsidiaries.

10.41++       -- Exchange Agreement dated as of March 30, 1999 by and between
                 Brigham Exploration Company and Veritas DGC Land, Inc.

10.42++       -- Registration Rights Agreement dated as of March 30, 1999 by and between Brigham Exploration Company and Veritas DGC Land, Inc.

21+           -- Subsidiaries of the Registrant.

23.1++        -- Consent of Pricewaterhouse Coopers LLP, independent public accountants.

23.2+         -- Consent of Cawley, Gillespie & Associates, Inc., independent petroleum engineers.

27+           -- Financial Data Schedule.



----------
*      Management contract or compensatory plan.
+      Previously filed
++     Filed herewith.