Form 10-Q
period 1999-03-31
BRIGHAM EXPLORATION CO
filed 1999-05-17
CIK 1034755

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    ---------

                        Commission File Number 000-22433

                          BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

         DELAWARE                             1311                          75-2692967
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
Yes  X .  No   .
    ---     ---
As of April 30, 1999, 14,309,071 shares of Common Stock, $.01 per share, were outstanding.
===============================================================================

                          BRIGHAM EXPLORATION COMPANY

                                     INDEX


                                                                                                 PAGE
PART I.   FINANCIAL INFORMATION:                                                                NUMBER
                                                                                                ------
Item 1.   Unaudited Financial Statements

              Condensed Consolidated Financial Statements of Brigham Exploration Company
                  Balance Sheets - December 31, 1998 and March 31, 1999............................1
                  Statements of Operations - Three months ended
                    March 31, 1998 and 1999........................................................2
                  Statements of Cash Flows - Three months ended
                    March 31, 1998 and 1999........................................................3
                  Statement of Changes in Stockholders' Equity - March 31, 1999....................4
                  Notes to Condensed Consolidated Financial Statements...........................5 - 6

              Condensed Financial Statements of Brigham Exploration Company Subsidiaries
                  Balance Sheets - March 31, 1999..................................................7
                  Balance Sheets - December 31, 1998...............................................8
                  Statements of Operations - Three months ended March 31, 1999.....................9
                  Statements of Operations - Three months ended March 31, 1998....................10
                  Statements of Cash Flows - Three months ended March 31, 1999....................11
                  Statements of Cash Flows - Three months ended March 31, 1998....................12
                  Statements of Changes in Equity - March 31, 1999................................13
                  Statements of Changes in Equity - March 31, 1998................................14
                  Notes to Condensed Financial Statements........................................15-16

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

Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition................................................17 - 23


PART II.  OTHER INFORMATION:

Item 2.   Changes in Securities...................................................................24

Item 6.   Exhibits and Reports on Form 8-K........................................................24

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

                          BRIGHAM EXPLORATION COMPANY

                            CONDENSED CONSOLIUDATED
                                BALANCE SHEETS
                                (in thousands)



                                                                              December 31,         March 31,
                                                                                  1998               1999
                                                                              ------------         ---------
                                                                                                  (unaudited)
                                     ASSETS
 Currennt assets:
    Cash and cash equivalents                                                 $      2,569         $   7,018
    Accounts receivable                                                              7,938             4,599
    Prepaid expenses                                                                   290               257
                                                                              ------------         ---------
       Total current assets                                                         10,797            11,874
                                                                              ------------         ---------

 Natural gas and oil properties, at cost, net                                      134,317           133,283
 Other property and equipment, at cost, net                                          2,014             1,953
 Drilling advances paid                                                                230               310
 Deferred loan fees                                                                  3,146             3,632
 Other noncurrent assets                                                                12               181
                                                                              ------------         ---------
                                                                              $    150,516         $ 151,233
                                                                              ============         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                          $     19,883         $  19,660
    Accrued drilling costs                                                           1,219             2,012
    Participant advances received                                                      764               661
    Other current liabilities                                                        1,647             1,505
                                                                              ------------         ---------
       Total current liabilities                                                    23,513            23,838
                                                                              ------------         ---------

 Notes payable                                                                      59,000            59,000
 Senior subordianted notes, net                                                     35,786            36,699
 Other noncurrent liabilities                                                        7,536             5,573

 Stockholders' equity:
    Preferred stock, $.01 par value, 10 million shares
       authorized, none issued and outstanding                                        --                --
    Common stock, $.01 par value, 30 million shares
       authorized, 13,306,206 and 14,309,071 issued and outstanding at                 133               143
       December 31, 1998 and March 31, 1999, respectively
    Additional paid-in capital                                                      58,838            62,817
    Unearned stock compensation                                                       (890)             (768)
    Accumulated deficit                                                            (33,400)          (36,069)
                                                                              ------------         ---------
        Total stockholders' equity                                                  24,681            26,123
                                                                              ------------         ---------
                                                                              $    150,516         $ 151,233
                                                                              ============         =========



  See accompanying notes to the condensed consolitdated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                               Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                          1998             1999
                                                         -------         --------
 Revenues:
      Natural gas and oil sales                          $ 3,143         $  3,191
      Workstation revenue                                    114               90
                                                         -------         --------
                                                           3,257            3,281
                                                         -------         --------
 Costs and expenses:
      Lease operating                                        414              535
      Production taxes                                       188              169
      General and administrative                           1,154              918
      Depletion of natural gas and oil properties          1,270            1,350
      Depreciation and amortization                           83              127
      Amortization of stock compensation                     117               58
                                                         -------         --------
                                                           3,226            3,157
                                                         -------         --------
        Operating income (loss)                               31              124
                                                         -------         --------

 Other income (expense):
      Interest income                                         37               24
      Interest expense                                    (1,022)          (2,817)
                                                         -------         --------
                                                            (985)          (2,793)
                                                         -------         --------

 Net loss before income taxes                               (954)          (2,669)
 Income tax benefit                                          322             --
                                                         -------         --------
      Net loss                                           $  (632)        $ (2,669)
                                                         =======         ========

 Net loss per share:
      Basic / Diluted                                    $ (0.05)        $  (0.20)

 Weighted average common shares outstanding:
      Basic / Diluted                                     12,254           13,317



   See accompanying notes to the condensed consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                         Three                Three
                                                                                      Months Ended        Months Ended
                                                                                         March 31,           March 31,
                                                                                           1998                1999
                                                                                        -----------         -----------
 Cash flows from operating activities:
      Net loss                                                                          $      (632)        $    (2,669)
      Adjustments to reconcile net loss to cash (used)
      provided by operating activities:
          Depletion of natural gas and oil properties                                         1,270               1,350
          Depreciation and amortization                                                          83                 127
          Amortization of stock compensation                                                    117                  58
          Interest paid through issuance of additional senior subordinated notes               --                 1,300
          Amortization of deferred loan fees                                                    106                 262
          Amortization of discount on senior subordinated notes                                --                    92
          Changes in deferred income tax liability                                             (322)               --
          Changes in working capital and other items:
             (Increase) decrease in accounts receivable                                        (601)              3,339
             Decrease in prepaid expenses                                                        13                  33
             Increase (decrease) in accounts payable                                         (6,073)              2,543
             Increase (decrease) in participant advances received                             2,621                (103)
             Increase (decrease) in other current liabilities                                   648                (150)
             Other noncurrent assets                                                              4                (169)
             Other noncurrent liabilities                                                       (30)             (1,649)
                                                                                        -----------         -----------
             Net cash (used) provided by operating activities                                (2,796)              4,364
                                                                                        -----------         -----------

 Cash flows from investing activities:
      Additions to natural gas and oil properties                                           (12,993)             (9,459)
      Proceeds from sale of natural gas and oil properties                                     --                10,000
      Additions to other property and equipment                                                (159)                (15)
      (Increase) decrease in drilling advances paid                                              16                 (80)
                                                                                        -----------         -----------
             Net cash (used) provided by investing activities                               (13,136)                446
                                                                                        -----------         -----------

 Cash flows from financing activities:
      Increase in notes payable                                                              52,800                --
      Repayment of notes payable                                                            (34,800)               --
      Principal payments on capital lease obligations                                           (58)                (63)
      Deferred loan fees paid                                                                (1,911)               (298)
                                                                                        -----------         -----------
             Net cash (used) provided by financing activities                                16,031                (361)
                                                                                        -----------         -----------

 Net increase in cash and cash equivalents                                                       99               4,449

 Cash and cash equivalents, beginning of period                                               1,701               2,569
                                                                                        -----------         -----------
 Cash and cash equivalents, end of period                                               $     1,800         $     7,018
                                                                                        ===========         ===========

 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                          $       475         $     1,174
                                                                                        ===========         ===========

 Supplemental disclosure of noncash investing and financing activities:
      Capital lease asset additions                                                     $        59         $        51
                                                                                        ===========         ===========
      Decrease in accounts payable and other noncurrent liabilities in exchange
          for issuance of common stock                                                  $      --           $     3,510
                                                                                        ===========         ===========
      Increase in accounts payable for deferred loan fees to be
          paid in future periods                                                        $      --           $       450
                                                                                        ===========         ===========


   See accompanying notes to the condensed consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)



                                          Common Stock            Additional        Unearned
                                      ---------------------         Paid-in           Stock              Accum.
                                        Shares      Amounts         Capital        Compensation          Deficit            Total
                                      ----------    -------        ----------      -------------        ----------         -------
 Balance, December 31, 1998           13,306,206    $  133        $   58,838        $     (890)        $  (33,400)        $ 24,681

      Net loss for the period
          ended March 31, 1999          --            --                --                --               (2,669)          (2,669)
      Issuance of common stock         1,002,865        10             3,500              --                 --              3,510
      Revision in terms of
          warrants                      --            --                 479              --                 --                479
      Amortization of unearned
          stock compensation            --            --                --                 122               --                122
                                      ----------    ------        ----------        ----------         ----------         --------
 Balance, March 31, 1999              14,309,071    $  143        $   62,817        $     (768)        $  (36,069)        $ 26,123
                                      ==========    ======        ==========        ==========         ==========         ========





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

2.     BASIS OF PRESENTATION

       The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which the Company, or any of its subsidiaries has a participating interest. All significant intercompany accounts and transactions have been eliminated.

       The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


3.     SALE OF NATURAL GAS AND OIL PROPERTIES

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

4.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company must adopt SFAS No. 133 effective January 1, 2000. The Company is in the process of analyzing the potential impact of this standard on its financial statement presentations.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 1999
                                 (in thousands)
                                  (unaudited)


                                                                     BRIGHAM                           BRIGHAM        BRIGHAM
                                                                       OIL &          BRIGHAM,        HOLDINGS        HOLDINGS
                                                                     GAS, L.P.          INC.           I, LLC         II, LLC
                                                          ASSETS
 Current assets:
      Cash and cash equivalents                                      $  6,998        $   7,013         $     5        $     6
      Accounts receivable                                               4,599            4,599            --             --
      Prepaid expenses                                                    257              257            --             --
                                                                     --------        ---------         -------        -------
         Total current assets                                          11,854           11,869               5              6
                                                                     --------        ---------         -------        -------

 Natural gas and oil properties, at cost, net                         133,283          133,283            --             --
 Other property and equipment, at cost, net                             1,953            1,953            --             --
 Investment in subsidiaries
      and intercompany advances                                            25               16          12,417         48,543
 Drilling advances paid                                                   310              310            --             --
 Deferred loan fees                                                     1,978            1,978            --             --
 Other noncurrent assets                                                  181              181            --             --
                                                                     --------        ---------         -------        -------
                                                                     $149,584        $ 149,590         $12,422        $48,549
                                                                     ========        =========         =======        =======

                                                   LIABILITIES AND EQUITY
 Current liabilities:
      Accounts payable                                               $ 19,660        $  19,660         $  --          $  --
      Accrued drilling costs                                            2,012            2,012            --             --
      Participant advances received                                       661              661            --             --
      Other current liabilities                                         1,488            1,488            --             --
                                                                     --------        ---------         -------        -------
         Total current liabilities                                     23,821           23,821            --             --
                                                                     --------        ---------         -------        -------

 Notes payable                                                         59,000           59,000            --             --
 Other noncurrent liabilities                                           5,573            5,573            --             --
 Intercompany accounts payable                                          1,740            1,757            --            1,724
 Intercompany notes payable                                            41,300           41,300            --           41,300

 Minority interest                                                       --             12,433            --             --

 Equity
      Partners' capital                                                18,150             --            12,422          5,525
      Common stock, $1.00 par value, 1,000 shares
        authorized, issued and outstanding                               --                  1            --             --
      Additional paid-in capital                                         --             17,215            --             --
      Accumulated deficit                                                --            (11,510)           --             --
                                                                     --------        ---------         -------        -------
         Total equity                                                  18,150            5,706          12,422          5,525
                                                                     --------        ---------         -------        -------
                                                                     $149,584        $ 149,590         $12,422        $48,549
                                                                     ========        =========         =======        =======



  Natural gas and oil properties are accounted for using the full cost method.
         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                            AS OF DECEMBER 31, 1998
                                 (in thousands)


                                                                    BRIGHAM                           BRIGHAM         BRIGHAM
                                                                     OIL &           BRIGHAM,         HOLDINGS        HOLDINGS
                                                                    GAS, L.P.         INC.             I, LLC         II, LLC
                                                          ASSETS
 Current assets:
      Cash and cash equivalents                                      $  2,549        $   2,563         $     5        $     6
      Accounts receivable                                               7,938            7,938            --             --
      Prepaid expenses                                                    290              290            --             --
                                                                     --------        ---------         -------        -------
         Total current assets                                          10,777           10,791               5              6
                                                                     --------        ---------         -------        -------

 Natural gas and oil properties, at cost, net                         134,317          134,317            --             --
 Other property and equipment, at cost, net                             2,014            2,014            --             --
 Investment in subsidiaries
      and intercompany advances                                           115               16          11,714         46,913
 Drilling advances paid                                                   231              231            --             --
 Deferred loan fees                                                     1,397            1,397            --             --
 Other noncurrent assets                                                   12               12            --             --
                                                                     --------        ---------         -------        -------
                                                                     $148,863        $ 148,778         $11,719        $46,919
                                                                     ========        =========         =======        =======

                                                   LIABILITIES AND EQUITY
 Current liabilities:
      Accounts payable                                               $ 19,883        $  19,883         $  --          $  --
      Accrued drilling costs                                            1,219            1,219            --             --
      Participant advances received                                       764              764            --             --
      Other current liabilities                                         1,647            1,647            --             --
                                                                     --------        ---------         -------        -------
        Total current liabilities                                      23,513           23,513            --             --
                                                                     --------        ---------         -------        -------

 Notes payable                                                         59,000           59,000            --             --
 Other noncurrent liabilities                                           7,536            7,536            --             --
 Intercompany accounts payable                                          1,690            1,616            --            1,707
 Intercompany notes payable                                            40,000           40,000            --           40,000

 Minority interest                                                       --             11,730            --             --

 Equity
      Partners' capital                                                17,124             --            11,719          5,212
      Common stock, $1.00 par value, 1,000 shares
        authorized, issued and outstanding                               --                  1            --             --
      Additional paid-in capital                                         --             16,109            --             --
      Accumulated deficit                                                --            (10,727)           --             --
                                                                     --------        ---------         -------        -------
        Total equity                                                   17,124            5,383          11,719          5,212
                                                                     --------        ---------         -------        -------
                                                                     $148,863        $ 148,778         $11,719        $46,919
                                                                     ========        =========         =======        =======

  Natural gas and oil properties are accounted for using the full cost method.

         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                  (unaudited)


                                                 BRIGHAM                        BRIGHAM         BRIGHAM
                                                  OIL &         BRIGHAM,        HOLDINGS        HOLDINGS
                                                 GAS, L.P.        INC.          I, LLC           II, LLC
 Revenues:
      Natural gas and oil sales                  $ 3,191         $ 3,191         $  --           $  --
      Workstation revenue                             90              90            --              --
                                                 -------         -------         -------         -------
                                                   3,281           3,281            --              --
                                                 -------         -------         -------         -------
 Costs and expenses:
      Lease operating                                535             535            --              --
      Production taxes                               169             169            --              --
      General and administrative                     918             918            --              --
      Depletion of natural gas and oil properties  1,350           1,350            --              --
      Depreciation and amortization                  127             127            --              --
      Amortization of stock compensation              58              58            --              --
                                                 -------         -------         -------         -------
                                                   3,157           3,157            --              --
                                                 -------         -------         -------         -------
        Operating income                             124             124            --              --
                                                 -------         -------         -------         -------

 Other income (expense):
      Interest income                                 24              24            --              --
      Interest expense                            (1,315)         (1,315)           --              --
      Interest expense - intercompany             (1,317)         (1,317)           --            (1,317)
                                                 -------         -------         -------         -------
                                                  (2,608)         (2,608)           --            (1,317)
                                                 -------         -------         -------         -------

 Minority interest in net loss                      --            (1,701)           --              --

                                                 -------         -------         -------         -------
 Net loss before income taxes                     (2,484)           (783)           --            (1,317)

 Equity in net income (loss) of investee            --              --            (1,701)            559
                                                 -------         -------         -------         -------
      Net loss                                   $(2,484)        $  (783)        $(1,701)        $  (758)
                                                 =======         =======         =======         =======



         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                  (unaudited)


                                                 BRIGHAM                       BRIGHAM      BRIGHAM
                                                 OIL &           BRIGHAM,      HOLDINGS     HOLDINGS
                                                GAS, L.P.          INC.         I, LLC       II, LLC
 Revenues:
      Natural gas and oil sales                  $ 3,143         $ 3,143         $--           $--
      Workstation revenue                            114             114          --            --
                                                 -------         -------         -----         -----
                                                   3,257           3,257          --            --
                                                 -------         -------         -----         -----
 Costs and expenses:
      Lease operating                                414             414          --            --
      Production taxes                               188             188          --            --
      General and administrative                   1,154           1,154          --            --
      Depletion of natural gas and oil properties  1,270           1,270          --            --
      Depreciation and amortization                   83              83          --            --
      Amortization of stock compensation             117             117          --            --
                                                 -------         -------         -----         -----
                                                   3,226           3,226          --            --
                                                 -------         -------         -----         -----
        Operating income                              31              31          --            --
                                                 -------         -------         -----         -----

 Other income (expense):
      Interest income                                 37              37          --            --
      Interest expense                            (1,022)         (1,022)         --            --
                                                 -------         -------         -----         -----
                                                    (985)           (985)         --            --
                                                 -------         -------         -----         -----

 Minority interest in net loss                      --              (653)         --            --
                                                 -------         -------         -----         -----
 Net loss before income taxes                       (954)           (301)         --            --

 Income tax benefit                                 --                94          --            --
 Equity in net loss of investee                     --              --            (653)         (291)
                                                 -------         -------         -----         -----
      Net loss                                   $  (954)        $  (207)        $(653)        $(291)
                                                 =======         =======         =====         =====


         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                  (unaudited)


                                                                        BRIGHAM                          BRIGHAM          BRIGHAM
                                                                          OIL &          BRIGHAM,        HOLDINGS         HOLDINGS
                                                                        GAS, L.P.          INC.           I, LLC          II, LLC
 Cash flows from operating activities:
      Net loss                                                          $ (2,484)        $   (783)        $(1,701)        $  (758)
      Adjustments to reconcile net loss to cash
      provided by operating activities:
          Depletion of natural gas and oil properties                      1,350            1,350            --              --
          Depreciation and amortization                                      127              127            --              --
          Amortization of stock compensation                                  58               58            --              --
          Amortization of deferred loan fees and debt issuance costs         168              168            --              --
          Minority interest in net loss                                     --             (1,701)           --              --
          Equity in net (income) loss of investee                           --               --             1,701            (559)
          Changes in working capital and other items:
             Decrease in accounts receivable                               3,339            3,339            --              --
             Decrease in prepaid expenses                                     33               33            --              --
             Increase in accounts payable                                  2,543            2,543            --              --
             Decrease in participant advances received                      (103)            (103)           --              --
             Decrease in other current liabilities                          (167)            (167)           --              --
             Increase in intercompany accounts payable                        17               18            --                17
             Other noncurrent assets                                        (169)            (169)           --              --
             Other noncurrent liabilities                                 (1,649)          (1,649)           --              --
                                                                        --------         --------         -------         -------
                                                                           3,063            3,064            --            (1,300)
                                                                        --------         --------         -------         -------
 Cash flows from investing activities:
      Additions to natural gas and oil properties                         (9,459)          (9,459)           --              --
      Proceeds from sale of natural gas and oil properties                10,000           10,000            --              --
      Additions to other property and equipment                              (15)             (15)           --              --
      Change in drilling advances paid                                       (79)             (79)           --              --
                                                                        --------         --------         -------         -------
                                                                             447              447            --              --
                                                                        --------         --------         -------         -------
 Cash flows from financing activities:
      Increase in intercompany notes payable                               1,300            1,300            --             1,300
      Principal payments on capital lease obligations                        (63)             (63)           --              --
      Deferred loan fees                                                    (298)            (298)           --              --
                                                                        --------         --------         -------         -------
                                                                             939              939            --             1,300
                                                                        --------         --------         -------         -------

 Net increase in cash and cash equivalents                                 4,449            4,450            --              --

 Cash and cash equivalents, beginning of period                            2,549            2,563               5               6
                                                                        --------         --------         -------         -------
 Cash and cash equivalents, end of period                               $  6,998            7,013         $     5         $     6
                                                                        ========         ========         =======         =======

 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                          $  1,343         $  1,343         $  --           $  --

 Supplemental disclosure of noncash investing and
      financing activities:
      Capital lease asset additions                                     $     51         $     51         $  --           $  --
      Increase in accounts payable for deferred loan fees to be
          paid in future periods                                        $    450         $    450         $  --           $  --
      Capital contribution received in exchange for accounts
          payable and other noncurrent liabilities                      $  3,510         $   --           $  --           $  --
      Intercompany capital contributions                                $   --           $  1,106         $ 2,404         $ 1,071


         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                  (unaudited)


                                                                         BRIGHAM                          BRIGHAM          BRIGHAM
                                                                          OIL &          BRIGHAM,         HOLDINGS         HOLDINGS
                                                                         GAS, L.P.         INC.            I, LLC           II, LLC
 Cash flows from operating activities:
      Net loss                                                          $   (954)        $   (207)        $   (653)        $   (291)
      Adjustments to reconcile net loss to cash
      provided by operating activities:
          Depletion of natural gas and oil properties                      1,270            1,270             --               --
          Depreciation and amortization                                       83               83             --               --
          Amortization of stock compensation                                 117              117             --               --
          Amortization of deferred loan fees and debt issuance costs         106              106             --               --
          Minority interest in net loss                                     --               (653)            --               --
          Equity in net loss of investee                                    --               --                653              291
          Changes in working capital and other items:
             Increase in accounts receivable                                (601)            (601)            --               --
             Decrease in prepaid expenses                                     13               13             --               --
             Decrease in accounts payable                                 (6,073)          (6,073)            --               --
             Increase in participant advances received                     2,621            2,621             --               --
             Increase in other current liabilities                           648              648             --               --
             Decrease in deferred income tax liability                      --                (94)            --               --
             Other noncurrent assets                                           3                3             --               --
             Other noncurrent liabilities                                    (29)             (29)            --               --
                                                                        --------         --------         --------         --------
                                                                          (2,796)          (2,796)            --               --
                                                                        --------         --------         --------         --------
 Cash flows from investing activities:
      Additions to natural gas and oil properties                        (12,993)         (12,993)            --               --
      Additions to other property and equipment                             (159)            (159)            --               --
      Change in drilling advances paid                                        16               16             --               --
                                                                        --------         --------         --------         --------
                                                                         (13,136)         (13,136)            --               --
                                                                        --------         --------         --------         --------
 Cash flows from financing activities:
      Increase in notes payable                                           52,800           52,800             --               --
      Repayment of notes payable                                         (34,800)         (34,800)            --               --
      Principal payments on capital lease obligations                        (58)             (58)            --               --
      Deferred loan fees                                                  (1,911)          (1,911)            --               --
                                                                        --------         --------         --------         --------
                                                                          16,031           16,031             --               --
                                                                        --------         --------         --------         --------

 Net increase in cash and cash equivalents                                    99               99             --               --

 Cash and cash equivalents, beginning of period                            1,701            1,701             --               --
                                                                        --------         --------         --------         --------
 Cash and cash equivalents, end of period                               $  1,800         $  1,800         $   --           $   --
                                                                        ========         ========         ========         ========

 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                          $    475         $    475         $   --           $   --

 Supplemental disclosure of noncash investing and
      financing activities:
      Capital lease asset additions                                     $     51         $     51         $   --           $   --
      Intercompany capital contributions                                $   --           $   --           $ 29,911         $ 13,318



         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   CONDENSED STATEMENTS OF CHANGES IN EQUITY
                         (in thousands, except shares)
                                  (unaudited)



                                                                                  Retained
                                             Common Stock          Additional     Earnings/
                                        -----------------------     Paid-in      Accumulated     Partners'
                                          Shares        Amounts      Capital       Deficit        Capital        Total
                                        ------------   ---------   -----------   -------------   -----------    ----------
BRIGHAM OIL & GAS, L.P.
     Balance,
      December 31, 1998                            -   $       -   $         -   $           -   $    17,124    $   17,124
     Capital contribution                          -           -             -               -         3,510         3,510
     Net loss                                      -           -             -               -        (2,484)       (2,484)
                                        ------------   ---------   -----------   -------------   -----------    ----------
     Balance,
      March 31, 1999                               -   $       -   $         -   $           -   $    18,150    $   18,150
                                        ============   =========   ===========   =============   ===========    ==========

BRIGHAM INC.
     Balance,
      December 31, 1998                        1,000    $      1   $    16,109   $     (10,727)  $         -    $    5,383
     Capital contribution                          -           -         1,106               -             -         1,106
     Net loss                                      -           -             -            (783)            -          (783)
                                        ------------   ---------   -----------   -------------   -----------    ----------
     Balance,
       March 31, 1999                          1,000   $       1   $    17,215   $     (11,510)  $         -    $    5,706
                                        ============   =========   ===========   =============   ===========    ==========

BRIGHAM HOLDING I, LLC
     Balance,
      December 31, 1998                            -   $       -   $         -   $           -   $    11,719    $   11,719
     Capital contribution                          -           -             -               -         2,404         2,404
     Net loss                                      -           -             -               -        (1,701)       (1,701)
                                        ------------   ---------   -----------   -------------   -----------    ----------
     Balance,
      March 31, 1999                               -   $       -   $         -   $           -   $    12,422    $   12,422
                                        ============   =========   ===========   =============   ===========    ==========

BRIGHAM HOLDINGS II, LLC
     Balance,
      December 31, 1998                            -   $       -   $         -   $           -   $     5,212   $     5,212
     Capital contribution                          -           -             -               -         1,071         1,071
     Net loss                                      -           -             -               -          (758)         (758)
                                        ------------   ---------   -----------   -------------   -----------    ----------
     Balance,
      March 31, 1999                             -     $     -     $         -   $           -   $     5,525   $     5,525
                                        ============   =========   ===========   =============   ===========    ==========




         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES


                   CONDENSED STATEMENTS OF CHANGES IN EQUITY
                         (in thousands, except shares)
                                  (unaudited)


                                                                                  Retained
                                             Common Stock           Additional    Earnings/
                                       --------------------------   Paid-in      Accumulated     Partners'
                                          Shares        Amounts      Capital       Deficit        Capital        Total
                                       -------------   ----------  -----------  -------------  ------------  ------------
BRIGHAM OIL & GAS, L.P.
     Balance,
      December 31, 1997                            -   $        -  $         -  $           -  $     43,665  $     43,665
     Net loss                                      -            -            -              -          (954)         (954)
                                       -------------   ----------  -----------  -------------  ------------  ------------
     Balance,
      March 31, 1998                               -   $        -  $         -  $           -  $     42,711  $     42,711
                                       =============   ==========  ===========  =============  ============  ============

BRIGHAM INC.
     Balance,
      December 31, 1997                        1,000   $       1   $    13,732  $      (5,066) $         -   $      8,667
     Net loss                                      -           -             -           (207)           -           (207)
                                       -------------   ----------  -----------  -------------  ------------  ------------
     Balance,
      March 31, 1998                           1,000   $        1  $    13,732  $      (5,273) $          -  $      8,460
                                       =============   ==========  ===========  =============  ============  ============

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1997                           -    $       -  $         -  $           -  $          -  $         -
     Partnership interest
       contributed                                 -            -            -              -        29,911        29,911
     Net loss                                      -            -            -              -          (653)         (653)
                                       -------------   ----------  -----------  -------------  ------------  ------------
     Balance,
      March 31, 1998                               -   $        -  $         -  $           -  $     29,258  $     29,258
                                       =============   ==========  ===========  =============  ============  ============

BRIGHAM HOLDINGS II, LLC
     Balance,
      December 31, 1997                            -   $        -  $         -  $           -  $          -  $          -
     Partnership interest
      contributed                                  -            -            -              -        13,318        13,318
     Net loss                                      -            -            -              -          (291)         (291)
                                       -------------   ----------  -----------  -------------  ------------  ------------
     Balance,
      March 31, 1998                               -   $        -  $         -  $           -  $     13,027  $     13,027
                                       =============   ==========  ===========  =============  ============  ============


         See accompanying notes to the condensed financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.     ORGANIZATION AND BACKGROUND

       In August 1998, upon the filing of a registration statement with the SEC, Brigham Exploration Company, a Delaware corporation, (the "Company") issued $50 million of debt and equity securities to two affiliated institutional investors. The financing transaction consisted of the issuance of $40 million of senior subordinated secured notes (the "Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's directly or indirectly wholly-owned subsidiaries which are Brigham Oil & Gas, L.P. (the "Partnership"), Brigham Inc., Brigham Holdings I LLC ("Holdings I"), and Brigham Holdings II LLC ("Holdings II"). Furthermore, these subsidiaries have pledged their respective stock and partnership interests as collateral for the Notes. These financial statements include the financial statements for the wholly owned subsidiaries whose securities and partnership interests comprise substantially all of the collateral pledged for the Notes.

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

       Subsequent to the Exchange and the Offering, the Company owned a 68.5% interest in the Partnership and Brigham, Inc. owned a 31.50% interest in the Partnership. Effective January 1, 1998, Brigham, Inc. contributed 30.5% of its 31.5% interest in the Partnership to Holdings II, a newly formed Nevada LLC and wholly owned subsidiary of Brigham, Inc., whose only asset is its investment in the Partnership. Also effective January 1, 1998 the Company contributed its 68.5% interest in the Partnership to Brigham Holdings I, a newly formed Nevada LLC and wholly owned subsidiary of the Company whose only asset is its investment in the Partnership.

                   BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (unauditied)


2.     BASIS OF PRESENTATION

       The accompanying financial condensed financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

3.     SALE OF NATURAL GAS AND OIL PROPERTIES

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

4.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Partnership must adopt SFAS No. 133 effective January 1, 2000. The Partnership is in the process of analyzing the potential impact of this standard on its financial statement presentations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Comparison of three month periods ended March 31, 1998 and March 31, 1999

      Natural gas and oil sales. Natural gas and oil sales increased 2% from $3.1 million in the first quarter of 1998 to $3.2 million in the first quarter of 1999. Of this net increase, $249,000 was attributable to an increase in production, offset by $201,000 attributable to a decrease in the average sales price for natural gas and oil. Production volumes for natural gas increased 42% from 740 MMcf in the first quarter of 1998 to 1,047 MMcf in the first quarter of 1999. The average price received for natural gas increased 2% from $2.05 per Mcf in the first quarter of 1998 to $2.09 per Mcf in the first quarter of 1999. Production volumes for oil decreased 24% from 115 MBbls in the first quarter of 1998 to 88 MBbls in the first quarter of 1999. This decrease in net oil production volumes was primarily due to the natural decline of existing producing oil wells coupled with the Company's strategic decision to reduce its drilling for oil prospects during 1998 and the curtailment of certain producing oil wells, both in response to low oil prices. The average price received for oil decreased 20% from $14.15 per Bbl in the first quarter of 1998 to $11.39 per Bbl in the first quarter of 1999. Natural gas and oil sales were increased by production from wells completed since the end of the first quarter of 1998, partially offset by the natural decline of existing producing wells. As a result of hedging activities, natural gas revenues increased $559,220, or $0.53 per Mcf, in the first quarter of 1999.

      Workstation revenue. Workstation revenue decreased 21% from $114,000 in the first quarter of 1998 to $90,000 in the first quarter of 1999. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. This decrease is primarily attributable to the Company's increased working interests in its recently acquired 3-D seismic data, which reduces the amount of workstation interpretation costs that Brigham can bill to its project participants. The Company expects workstation revenue to continue to decline in 1999 due to the Company's increased working interests in the square miles of 3-D seismic it acquired in 1997 and 1998.

      Lease operating expenses. Lease operating expenses increased 29% from $414,000 for the first quarter of 1998 to $535,000 for the first quarter of 1999, while, on a per unit of production basis, lease operating expenses for the same periods increased 17% from $0.29 per Mcfe to $0.34 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the first quarter of 1999 as compared with the same period in 1998.

      Production taxes. Production taxes decreased 10% from $188,000 ($0.13 per Mcfe) for the first quarter of 1998 to $169,000 ($0.11 per Mcfe) for the first quarter of 1999, primarily as a result of reduced average natural gas and oil sales prices. The effective average production tax rate increased from 6.0% of natural gas and oil sales revenues (before the effect of hedging activities) to 6.4% for the first quarters of 1998 and 1999, respectively, due to the increase in natural gas production as a percentage of total equivalent production as natural gas is typically burdened with higher production tax rates than oil production.

      General and administrative expenses. General and administrative expenses decreased 20% from $1.2 million for the first quarter of 1998 to $918,000 for the first quarter of 1999 primarily due to an increase in overhead fees billed to working interest participants on Company-operated wells and the reduction of various administrative costs. On a per unit of production basis, general and administrative expenses decreased 28% from $0.81 per Mcfe for the first quarter of 1998 to $0.58 per Mcfe for the first quarter of 1999.

      Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 6% from $1.3 million ($0.89 per Mcfe) in the first quarter of 1998 to $1.4 million ($0.86 per Mcfe) in the first quarter of 1999. Of this net increase, $124,000 was due to the increase in production volumes, which was offset in part by $43,000 due to a 3% decrease in the depletion rate per unit of production.

      Interest expense. Net interest expense increased 184% from $985,000 in the first quarter of 1998 to $2.8 million in the first quarter of 1999. This increase was primarily due to a higher average debt balance with a higher average interest rate in the first quarter of 1999 as compared with the first quarter of 1998 resulting from increased capital expenditures related to the Company's exploration activities during the twelve months ended March 31, 1999. The weighted average outstanding debt balance increased from $42.8 million in the first quarter of 1998 to $99.6 million in the first quarter of 1999. The average effective annual interest rate on borrowings outstanding during the first quarter 1999 was 11.4% as compared to 9.5% for the first quarter 1998. Interest expense in the first quarter of 1999 included $1.7 million of non-cash charges, including (i) $1.3 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $262,000 for amortization of deferred financing fees, and (iii) $91,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. In connection with issuance of the Subordinated Notes in August 1998, the Company recorded the Subordinated Notes at a discount of $4.5 million to reflect the estimated value of the warrants to purchase common stock that were issued in connection with the issuance of the Subordinated Notes. This discount was increased by $478,697 in March 1999 to adjust the estimated value of the warrants based on the amendment of certain terms of the warrants, including a decrease in the exercise price per share and an increase in the term of the warrants. The Company amortizes this debt discount over the five-year term of the Subordinated Notes based on the interest method of amortization and includes such amortization in interest expense.

LIQUIDITY

      Despite the Company's success in building its inventory of 3-D seismic data and potential drilling locations, a number of key factors have contributed to significantly limit the Company's capital resources available to fund its continued long-term growth-oriented exploration strategy. Management believes these principal factors include: (i) lower commodity sales prices, which reduced revenues and cash flow from the Company's production volumes, (ii) reduced access to public, private and industry sources of capital on cost-effective terms due to the continuing low commodity price environment and outlook, (iii) less than anticipated success in placing working interests with industry or financial participants in certain of its high equity interest projects, resulting in lower levels of project cost recoupment than budgeted,
(iv) high levels of expenditures for 3-D seismic and land activities that do not generate proved reserves and cash flow until the drilling stage of the project cycle, (v) the utilization of high levels of debt to fund its accelerating exploration expenditures, and (vi) disappointing drilling results during 1998 on a number of high equity interest exploratory and development wells, several of which were completed and subsequently plugged and abandoned or otherwise performed below expectations.

      As a result of these limiting factors and an expectation for continuing difficult industry and capital markets conditions, Brigham has substantially reduced its planned capital budget for 1999 and has undertaken a number of strategic initiatives in an effort to improve and preserve its capital liquidity in the current environment. While the Company remains focused on its long-term growth objectives and the continuation of its established business model for 3-D seismic-based exploration, Brigham has adapted its business strategy in the near-term in an effort to maximize value for its shareholders on a long-term basis through the implementation of the following principal strategic initiatives: (i) focusing all of the Company's planned exploration efforts in 1999 toward the drilling of its highest-grade 3-D prospects identified in its Anadarko

Basin and Gulf Coast projects, concentrated primarily in trends where Brigham has achieved exploration success, (ii) eliminating substantially all planned seismic and land expenditures for new projects until its capital resources can support such additional activity, (iii) seeking to divest certain producing natural gas and oil properties in an effort to raise capital to reduce debt borrowings and to redirect capital to drilling projects that have the potential to generate higher investment returns, (iv) restructuring its outstanding senior and subordinated debt agreements to provide the Company with flexibility needed to preserve cash flow to fund its expected near-term exploration activities, (v) implementing an overhead reduction plan to reduce general and administrative expenses, and (vi) evaluating opportunities to raise additional equity capital either through the sales of interests in certain of its seismic projects or the issuance of equity securities. The Company believes that the successful execution of these strategic initiatives will provide Brigham with sufficient capital resources to execute its planned 1999 exploration program and position the Company to realize the significant value it believes it has captured in its inventory of 3-D seismic projects and delineated drilling locations. While the Company has initiated each of these strategic directives in late 1998 and early 1999, and has effected certain of them to date, the successful completion of any or all of these efforts to improve the Company's capital availability within the expected timeframe is uncertain and will likely have a material impact on the Company's near-term capital expenditure levels and growth profile.

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

CAPITAL RESOURCES

      The Company's primary sources of capital have been revolving credit facility and other debt borrowings, public and private equity financings, the sale of interests in projects and funds generated by operations. The Company's primary capital requirements are 3-D seismic acquisition, processing and interpretation costs, land acquisition costs and drilling expenditures. During May 1997, the Company completed an initial public offering of common stock of the Company that generated proceeds of approximately $24 million, net of offering costs, that were used to repay all outstanding debt ($13.3 million) under the Company's then existing revolving credit facility and to fund capital expenditures. In January 1998, the Company entered into a new revolving credit facility that provided for borrowing availability of $75 million that was used to repay its then outstanding borrowings under its previous credit facility and to fund capital expenditures. In August 1998, the Company issued $50 million of debt and equity securities, including $40 million of Subordinated Notes, that generated proceeds of approximately $47.5 million, net of offering costs, that were used to repay a portion of then outstanding borrowings under the Credit Facility, thereby increasing the Company's borrowing availability under its Credit Facility to fund capital expenditures.

Cash Flow Analysis

      In the first three months of 1999, cash flow provided by operations was $4.4 million primarily as a result of the combined effects of increased natural gas and oil revenues, net of lease operating expenses, production taxes and general and administrative expenses, and increases in interest paid and working capital components. Cash flow provided by investing activities was $446,000 in the first three months of 1999 primarily as a net result of $9.5 million of capital expenditures related to exploration activities and $10 million of proceeds received from the sale of interests in certain seismic projects. Cash flow used in financing activities was $361,000 in the first three months of 1999 resulting from the payment of deferred loan fees and principal payments made on capital lease obligations.

Revolving Credit Facility

      In January 1998, the Company entered into a revolving credit agreement (the "Credit Facility"), which provided for borrowing availability of $75 million. The Company used a portion of the funds available under the Credit Facility to repay the $32 million in borrowings outstanding at December 31, 1997 under its previous commercial bank credit facility. Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility was initially either the lender's base rate or LIBOR plus 2.25%, at the Company's option. The Credit Facility's borrowing availability was subsequently reduced from $75 million to $65 million upon the Company's issuance of the Subordinated Notes in August 1998.

      In March 1999, the Company and its lenders entered into an amendment to the Credit Facility. Pursuant to this amendment, the borrowing availability under the Credit Facility will remain at $65 million until June 1, 1999, when the borrowing availability will be redetermined by the lenders based on the Company's then proved reserve value and cash flows. In addition, certain financial covenants of the Credit Facility have been amended, additional covenants have been included that place significant restrictions on the Company's ability to incur certain capital expenditures, the annual interest rate for borrowings under the Credit Facility has been amended to the lender's base rate or LIBOR plus 3.00%, and the Company will pay the lenders a $500,000 transaction fee over a ten month period. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. At May 13, 1999, the Company had $61 million in borrowings outstanding under the Credit Facility, which bear interest at an annual rate of 8.34%.

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

      Principal outstanding under the Subordinated Notes is due at maturity on August 20, 2003. Interest on the Subordinated Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Subordinated Notes ("PIK Interest"). Interest shall be paid in cash at interest rates of 12%, 13% and 14% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes; provided, however, that the Company may pay PIK Interest for a cumulative total of six quarterly interest payments at interest rates of 13%, 14% and 15% per annum during years one through three, year four and year five, respectively, of the term of the Notes.

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

      In March 1999, the Company and Chase Bank of Texas, National Association, as trustee (the "Trustee") for the holders of the Subordinated Notes, entered into an amendment to the Indenture. This amendment provides the Company with the option to pay interest due on the Subordinated Notes in kind, for any reason, through the second quarter of 2000. In addition, certain financial and other covenants were amended. The amendment also provides for a reduction in the exercise price per share of the Warrants from $10.45 per share to $3.50 per share and extended the term of the Warrants from seven to ten years.

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

Capital Expenditures

      As a result of the Company's limited available capital resources, Brigham has significantly reduced its planned capital expenditure budget for 1999 from the Company's previously anticipated levels in an effort to match the its current and expected future capital resources. The Company's current 1999 capital budget is estimated to be $17.5 million, or approximately 21% of 1998 expenditures. The Company's budgeted 1999 capital expenditures consist of approximately $10 million to drill an estimated 20 to 25 gross wells, $3.5 million for seismic and land costs, consisting primarily of previous year commitments and obligations to acquire 3-D data and acreage, and $4 million for capitalized general and administrative expenses and other fixed asset expenditures. Brigham expects that its 1999 drilling expenditures will be allocated approximately 50% to its Anadarko Basin province and 50% to its Gulf Coast province, and such expenditures will be devoted to the drilling of the highest grade prospects in the Company's inventory of identified potential drilling locations. The Company intends to fund these budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its Credit Facility and the sales of certain assets and equity interests (including the potential divestitures of certain producing property packages from among its Anadarko Basin properties and interests in certain 3-D seismic projects). In addition to these sources of capital, the Company is also evaluating opportunities to raise additional capital to enable it to increase its planned capital expenditures for drilling in 1999. However, since the Company's capital availability during 1999 will depend to a large extent on the Company's success raising additional financing through its planned and potential strategic initiatives, the Company's actual 1999 capital expenditures may differ from its current estimates. In the event additional financing is not available in the amounts or timing needed, the Company may be required to curtail its planned exploration activities in 1999 and take further measures to reduce the size and scope of its business.

OTHER MATTERS

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

      The Company has completed the initial phases of its plan by identifying all computerized systems and substantially completing an inventory of its equipment and component parts. Both information technology and non information technology systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company continues to inventory its equipment and facilities to determine if they contain embedded date-sensitive technology. The Company is currently reviewing all of its systems to determine which are not Year 2000 compliant and will need to be replaced or modified. This current phase includes comparisons of inventory to manufacturer's information and/or performance testing. If problems are identified, the Company will undertake remediation, replacement or alternative procedures for non-compliant equipment or facilities on a business priority basis. The Company's identification and assessment efforts to date have not identified any computer equipment or software it currently uses which will require replacement or modification, except that one of the word processing software programs the Company uses may be non-compliant and may need to be discontinued or upgraded. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The Company currently anticipates that its identification, assessment, remediation and testing efforts will continue and, depending upon the results of the assessment efforts, be completed by September 30, 1999.

      As of March 31, 1999, all costs incurred by the Company in connection with its Year 2000 compliance efforts were included within the Company's normal general and administrative expenses (for example, regular maintenance of software programs). The Company is currently expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue, and these costs are being funded through operating cash flow. However, in certain instances the Company may determine that replacing existing equipment may be appropriate and may capitalize such replacements. The Company is unable currently to estimate the amount of its total out-of-pocket costs to become Year 2000 compliant, but the Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

      The foregoing timetable and assessment of costs to become Year 2000 compliant reflect management's current best estimates. These estimates are based on many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems, equipment and facilities. Based upon its activities to date, the Company does not currently believe that these factors will cause results to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture participants, financial institutions, customers and governments do not become Year 2000 compliant on a timely basis. The Company is currently identifying third parties whose business significantly impacts the Company, has contacted some significant third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues, and will contact others as it completes the identification phase.

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

      The disclosure set forth in this section is provided pursuant to Securities Act Release No. 33-7558. As such it is protected as a forward-looking statement under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Information." This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

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

PART II.  OTHER INFORMATION:

Item 2.   Changes in Securities

          On March 30, 1999, the Company entered into an agreement with Veritas DGC Land, Inc. ("Veritas") to exchange 1,002,865 shares of newly issued Brigham Exploration Company common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Veritas represented its intention to acquire the shares for investment purposes only and not for the purpose of resale or distribution, and appropriate legends were affixed to the certificate issued in such transaction. Veritas was given access to information about the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 17th day of May, 1999.

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