Form 10-Q
period 1999-06-30
BRIGHAM EXPLORATION CO
filed 1999-08-16
CIK 1034755

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


                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

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

As of July 31, 1999, 14,428,621 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                                      INDEX


                                                                                           PAGE
PART I.   FINANCIAL INFORMATION:                                                          NUMBER
                                                                                          ------
Item 1.   Unaudited Financial Statements

              Condensed Consolidated Financial Statements of Brigham Exploration Company
              Balance Sheets - December 31, 1998 and June 30, 1999 .....................    1
                  Statements of Operations - Three and six months ended
                    June 30, 1998 and 1999 .............................................    2
                  Statements of Cash Flows - Three and six months ended
                    June 30, 1998 and 1999 .............................................    3
                  Statement of Changes in Stockholders' Equity - Six months ended
                    June 30, 1999 ......................................................    4
                  Notes to Condensed Consolidated Financial Statements .................   5-6

              Condensed Financial Statements of Brigham Exploration Company Subsidiaries
                  Balance Sheets - June 30, 1999 .......................................    7
                  Balance Sheets - December 31, 1998 ...................................    8
                  Statements of Operations - Three months ended June 30, 1999 ..........    9
                  Statements of Operations - Three months ended June 30, 1998 ..........   10
                  Statements of Operations - Six months ended June 30, 1999 ............   11
                  Statements of Operations - Six months ended June 30, 1998 ............   12
                  Statements of Cash Flows - Six months ended June 30, 1999 ............   13
                  Statements of Cash Flows - Six months ended June 30, 1998 ............   14
                  Statements of Changes in Equity - Six months ended June 30, 1999 .....   15
                  Notes to Condensed Financial Statements ..............................  16-17

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

Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition .......................................  18-27


PART II.  OTHER INFORMATION:

Item 2.   Change in Securities .........................................................   28

Item 4.   Submission of Matters to a Vote of Security Holders ..........................   28

Item 6.   Exhibits and Reports on Form 8-K .............................................   29

Part I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                            December 31,  June 30,
                                                                               1998         1999
                                                                            -----------   --------
                                                                                         (unaudited)
                                                ASSETS
Current assets:
     Cash and cash equivalents                                               $  2,569     $  2,752
     Accounts receivable                                                        7,938        3,059
     Prepaid expenses                                                             290          380
                                                                             --------     --------
         Total current assets                                                  10,797        6,191
                                                                             --------     --------

Natural gas and oil properties, at cost, net                                  134,317      105,324
Other property and equipment, at cost, net                                      2,014        1,888
Drilling advances paid                                                            230          352
Deferred loan fees                                                              3,146        3,296
Other noncurrent assets                                                            12          123
                                                                             --------     --------
                                                                             $150,516     $117,174
                                                                             ========     ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 19,883     $ 14,966
     Accrued drilling costs                                                     1,219           38
     Participant advances received                                                764          459
     Other current liabilities                                                  1,647        1,571
                                                                             --------     --------
         Total current liabilities                                             23,513       17,034
                                                                             --------     --------

Notes payable                                                                  59,000       48,250
Senior subordinated notes, net                                                 35,786       38,177
Other noncurrent liabilities                                                    7,536        2,510

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
         authorized, none issued and outstanding                                   --           --
     Common stock, $.01 par value, 30 million shares
         authorized, 13,306,206 and 14,309,071 issued and outstanding at          133          143
         December 31, 1998 and June 30, 1999, respectively
     Additional paid-in capital                                                58,838       62,817
     Unearned stock compensation                                                 (890)        (654)
     Accumulated deficit                                                      (33,400)     (51,103)
                                                                             --------     --------
         Total stockholders' equity                                            24,681       11,203
                                                                             --------     --------
                                                                             $150,516     $117,174
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  Three Months             Six Months
                                                                 Ended June 30,          Ended June 30,
                                                               -------------------    --------------------
                                                                1998        1999        1998        1999
                                                               -------    --------    --------    --------
Revenues:
     Natural gas and oil sales                                 $ 3,987    $  3,555    $  7,130    $  6,746
     Workstation revenue                                           133          71         247         161
                                                               -------    --------    --------    --------
                                                                 4,120       3,626       7,377       6,907
                                                               -------    --------    --------    --------
Costs and expenses:
     Lease operating                                               564         619         978       1,154
     Production taxes                                              262         216         450         385
     General and administrative                                  1,139         891       2,293       1,809
     Depletion of natural gas and oil properties                 1,520       1,461       2,790       2,811
     Depreciation and amortization                                  92         139         175         266
     Amortization of stock compensation                            116          55         233         113
                                                               -------    --------    --------    --------
                                                                 3,693       3,381       6,919       6,538
                                                               -------    --------    --------    --------
         Operating income                                          427         245         458         369
                                                               -------    --------    --------    --------

Other income (expense):
     Interest income                                                40          70          77          94
     Interest expense                                           (1,410)     (3,154)     (2,432)     (5,971)
     Loss on sale of natural gas and oil properties                 --     (12,195)         --     (12,195)
                                                               -------     -------     -------     -------
                                                                (1,370)    (15,279)     (2,355)    (18,072)
                                                               -------     -------     -------     -------

Net loss before income taxes                                      (943)    (15,034)     (1,897)    (17,703)
Income tax benefit                                                 316          --         638          --
                                                               -------    --------    --------    --------
     Net loss                                                  $  (627)   $(15,034)   $ (1,259)   $(17,703)
                                                               =======    ========    ========    ========

Net loss per share:
     Basic / Diluted                                           $ (0.05)   $  (1.05)   $  (0.10)   $  (1.28)

Weighted average common shares outstanding:
     Basic / Diluted                                            12,254      14,309      12,254      13,816


   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six Six         Six
                                                                                  Months Ended   Months Ended
                                                                                    June 30,      June 30,
                                                                                      1998          1999
                                                                                  -------------  ------------
Cash flows from operating activities:
     Net loss                                                                       $ (1,259)     $(17,703)
     Adjustments to reconcile net loss to cash used
        by operating activities:
         Depletion of natural gas and oil properties                                   2,790         2,811
         Depreciation and amortization                                                   175           266
         Amortization of stock compensation                                              233           113
         Interest paid through issuance of senior subordinated note                       --         2,642
         Amortization of deferred loan fees                                              266           628
         Amortization of discount on senior subordinated notes                            --           228
         Loss on sale of natural gas and oil properties                                   --        12,195
         Changes in deferred income tax liability                                       (639)           --
         Changes in working capital and other items:
             (Increase) decrease in accounts receivable                               (3,025)        4,879
             (Increase) decrease in prepaid expenses                                      63           (90)
             Decrease in accounts payable                                             (4,055)       (2,001)
             Decrease in participant advances received                                   (47)         (305)
             Increase (decrease) in other current liabilities                          3,987           (74)
             Other noncurrent assets                                                    (119)         (111)
             Other noncurrent liabilities                                                (62)       (4,655)
                                                                                    --------      --------
             Net cash used by operating activities                                    (1,692)       (1,177)
                                                                                    --------      --------

Cash flows from investing activities:
     Additions to natural gas and oil properties                                     (30,044)      (13,771)
     Proceeds from sale of natural gas and oil properties                                 --        26,700
     Additions to other property and equipment                                          (315)          (89)
     Increase in drilling advances paid                                                 (525)         (122)
                                                                                    --------      --------
             Net cash (used) provided by investing activities                        (30,884)       12,718
                                                                                    --------      --------

Cash flows from financing activities:
     Increase in notes payable                                                        70,800         6,000
     Repayment of notes payable                                                      (34,800)      (16,750)
     Principal payments on capital lease obligations                                    (108)         (130)
     Deferred loan fees paid                                                          (1,911)         (478)
                                                                                    --------      --------
             Net cash (used) provided by financing activities                         33,981       (11,358)
                                                                                    --------      --------

Net increase in cash and cash equivalents                                              1,405           183

Cash and cash equivalents, beginning of period                                         1,701         2,569
                                                                                    --------      --------
Cash and cash equivalents, end of period                                            $  3,106      $  2,752
                                                                                    ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                       $  1,585      $  2,457
                                                                                    ========      ========

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                                  $     59      $     51
                                                                                    ========      ========
     Decrease in accounts payable and other noncurrent liabilities in exchange
         for issuance of common stock                                               $     --      $  3,510
                                                                                    ========      ========
     Increase in accounts payable for deferred loan fees to be
         paid in future periods                                                     $     --      $    300
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                         Common Stock           Additional     Unearned
                                  -------------------------      Paid-in         Stock         Accum.
                                    Shares        Amounts        Capital      Compensation     Deficit      Total
                                  ----------     ----------     ----------    ------------    --------     ----------
Balance, December 31, 1998        13,306,206     $      133     $   58,838     $    (890)     $(33,400)    $   24,681

     Net loss for the period
         ended June 30, 1999              --             --             --            --       (17,703)       (17,703)
     Issuance of common stock      1,002,865             10          3,500            --            --          3,510
     Revision in terms
         of warrants                      --             --            479            --            --            479
     Amortization of unearned
         stock compensation               --             --             --           236            --            236
                                  ----------     ----------     ----------     ---------      --------     ----------
Balance, June 30, 1999            14,309,071     $      143     $   62,817     $    (654)     $(51,103)    $   11,203
                                  ==========     ==========     ==========     ==========     ========     ==========


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

2.       BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which the Company, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

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

         In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized as a loss the difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

4.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company must adopt SFAS No. 133, as amended, effective January 1, 2001. The Company is in the process of analyzing the potential impact of this standard on its financial statement presentations.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                       BRIGHAM                      BRIGHAM       BRIGHAM
                                                                        OIL &        BRIGHAM,      HOLDINGS      HOLDINGS
                                                                      GAS, L.P.        INC.         I, LLC        II, LLC
                                                   ASSETS
Current assets:
     Cash and cash equivalents                                        $   2,733     $   2,747      $       5     $       6
     Accounts receivable                                                  3,059         3,059             --            --
     Prepaid expenses                                                       380           380             --            --
                                                                      ---------     ---------      ---------     ---------
         Total current assets                                             6,172         6,186              5             6
                                                                      ---------     ---------      ---------     ---------

Natural gas and oil properties, at cost, net                            105,324       105,324             --            --
Other property and equipment, at cost, net                                1,888         1,888             --            --
Investment in subsidiaries
     and intercompany advances                                               29            21          2,277        45,386
Drilling advances paid                                                      352           352             --            --
Deferred loan fees                                                        1,736         1,736             --            --
Other noncurrent assets                                                     123           123             --            --
                                                                      ---------     ---------      ---------     ---------
                                                                      $ 115,624     $ 115,630      $   2,282     $  45,392
                                                                      =========     =========      =========     =========

                                           LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                                 $  14,966     $  14,966      $      --     $      --
     Accrued drilling costs                                                  38            38             --            --
     Participant advances received                                          459           459             --            --
     Other current liabilities                                            1,536         1,536             --            --
                                                                      ---------     ---------      ---------     ---------
         Total current liabilities                                       16,999        16,999             --            --
                                                                      ---------     ---------      ---------     ---------

Notes payable                                                            48,250        48,250             --            --
Other noncurrent liabilities                                              2,510         2,510             --            --
Intercompany accounts payable                                             1,867         1,888             --         1,742
Intercompany notes payable                                               42,642        42,642             --        42,642

Minority interest                                                            --         2,299             --            --

Equity
     Partners' capital                                                    3,356            --          2,282         1,008
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding                                  --             1             --            --
     Additional paid-in capital                                              --        17,215             --            --
     Accumulated deficit                                                     --       (16,174)            --            --
                                                                      ---------     ---------      ---------     ---------
         Total equity                                                     3,356         1,042          2,282         1,008
                                                                      ---------     ---------      ---------     ---------
                                                                      $ 115,624     $ 115,630      $   2,282     $  45,392
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

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1998
                                 (in thousands)

                                                                       BRIGHAM                      BRIGHAM       BRIGHAM
                                                                        OIL &        BRIGHAM,       HOLDINGS      HOLDINGS
                                                                      GAS, L.P.       INC.           I, LLC       II, LLC
                                                   ASSETS
Current assets:
     Cash and cash equivalents                                        $   2,549     $   2,563      $       5     $       6
     Accounts receivable                                                  7,938         7,938             --            --
     Prepaid expenses                                                       290           290             --            --
                                                                      ---------     ---------      ---------     ---------
         Total current assets                                            10,777        10,791              5             6
                                                                      ---------     ---------      ---------     ---------

Natural gas and oil properties, at cost, net                            134,317       134,317             --            --
Other property and equipment, at cost, net                                2,014         2,014             --            --
Investment in subsidiaries
     and intercompany advances                                              115            16         11,714        46,913
Drilling advances paid                                                      231           231             --            --
Deferred loan fees                                                        1,397         1,397             --            --
Other noncurrent assets                                                      12            12             --            --
                                                                      ---------     ---------      ---------     ---------
                                                                      $ 148,863     $ 148,778      $  11,719     $  46,919
                                                                      =========     =========      =========     =========

                                           LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                                 $  19,883     $  19,883      $      --     $      --
     Accrued drilling costs                                               1,219         1,219             --            --
     Participant advances received                                          764           764             --            --
     Other current liabilities                                            1,647         1,647             --            --
                                                                      ---------     ---------      ---------     ---------
         Total current liabilities                                       23,513        23,513             --            --
                                                                      ---------     ---------      ---------     ---------

Notes payable                                                            59,000        59,000             --            --
Other noncurrent liabilities                                              7,536         7,536             --            --
Intercompany accounts payable                                             1,690         1,616             --         1,707
Intercompany notes payable                                               40,000        40,000             --        40,000

Minority interest                                                            --        11,730             --            --

Equity
     Partners' capital                                                   17,124            --         11,719         5,212
     Common stock, $1.00 par value, 1,000 shares
         authorized, issued and outstanding                                  --             1             --            --
     Additional paid-in capital                                              --        16,109             --            --
     Accumulated deficit                                                     --       (10,727)            --            --
                                                                      ---------     ---------      ---------     ---------
         Total equity                                                    17,124         5,383         11,719         5,212
                                                                      ---------     ---------      ---------     ---------
                                                                      $ 148,863     $ 148,778      $  11,719     $  46,919
                                                                      =========     =========      =========     =========

  Natural gas and oil properties are accounted for using the full cost method.

          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                         BRIGHAM                    BRIGHAM       BRIGHAM
                                                          OIL &       BRIGHAM,      HOLDINGS      HOLDINGS
                                                        GAS, L.P.       INC.         I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                          $  3,555      $  3,555      $     --      $     --
     Workstation revenue                                      71            71            --            --
                                                        --------      --------      --------      --------
                                                           3,626         3,626            --            --
                                                        --------      --------      --------      --------
Costs and expenses:
     Lease operating                                         619           619            --            --
     Production taxes                                        216           216            --            --
     General and administrative                              881           886             5             5
     Depletion of natural gas and oil properties           1,461         1,461            --            --
     Depreciation and amortization                           139           139            --            --
     Amortization of stock compensation                       55            55            --            --
                                                        --------      --------      --------      --------
                                                           3,371         3,376             5             5
                                                        --------      --------      --------      --------
         Operating income (loss)                             255           250            (5)           (5)
                                                        --------      --------      --------      --------

Other income (expense):
     Interest income                                          70            70            --            --
     Interest expense                                     (1,563)       (1,563)           --            --
     Interest expense - intercompany                      (1,361)       (1,361)           --        (1,361)
     Loss on sale of natural gas and oil properties           --       (12,195)           --            --
                                                        --------      --------      --------      --------
                                                          (2,854)      (15,049)           --        (1,361)
                                                        --------      --------      --------      --------

Minority interest in net loss                                 --       (10,135)           --            --

                                                        --------      --------      --------      --------
Net loss before income taxes                              (2,599)       (4,664)           --        (1,366)

Equity in net loss of investee                                --            --       (10,135)       (3,151)
                                                        --------      --------      --------      --------
     Net loss                                           $ (2,599)     $ (4,664)     $(10,135)     $ (4,517)
                                                        ========      ========      ========      ========

   See accompanying notes to the condensed consolidated financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                     BRIGHAM                   BRIGHAM      BRIGHAM
                                                      OIL &       BRIGHAM,     HOLDINGS     HOLDINGS
                                                    GAS, L.P.       INC.       I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                       $ 3,987      $ 3,987      $    --      $    --
     Workstation revenue                                 133          133           --           --
                                                     -------      -------      -------      -------
                                                       4,120        4,120           --           --
                                                     -------      -------      -------      -------
Costs and expenses:
     Lease operating                                     564          564           --           --
     Production taxes                                    262          262           --           --
     General and administrative                        1,128        1,134            6            6
     Depletion of natural gas and oil properties       1,520        1,520           --           --
     Depreciation and amortization                        92           92           --           --
     Amortization of stock compensation                  116          116           --           --
                                                     -------      -------      -------      -------
                                                       3,682        3,688            6            6
                                                     -------      -------      -------      -------
         Operating income (loss)                         438          432           (6)          (6)
                                                     -------      -------      -------      -------

Other income (expense):
     Interest income                                      40           40           --           --
     Interest expense                                 (1,410)      (1,410)          --           --
                                                     -------      -------      -------      -------
                                                      (1,370)      (1,370)          --           --
                                                     -------      -------      -------      -------

Minority interest in net loss                             --         (639)          --           --
                                                     -------      -------      -------      -------
Net loss before income taxes                            (932)        (299)          (6)          (6)

Income tax benefit                                        --           98           --           --
Equity in net loss of investee                            --           --         (639)        (284)
                                                     -------      -------      -------      -------
     Net loss                                        $  (932)     $  (201)     $  (645)     $  (290)
                                                     =======      =======      =======      =======


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                         BRIGHAM                    BRIGHAM       BRIGHAM
                                                          OIL &       BRIGHAM,      HOLDINGS      HOLDINGS
                                                        GAS, L.P.       INC.         I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                          $  6,746      $  6,746      $     --      $     --
     Workstation revenue                                     161           161            --            --
                                                        --------      --------      --------      --------
                                                           6,907         6,907            --            --
                                                        --------      --------      --------      --------
Costs and expenses:
     Lease operating                                       1,154         1,154            --            --
     Production taxes                                        385           385            --            --
     General and administrative                            1,799         1,804             5             5
     Depletion of natural gas and oil properties           2,811         2,811            --            --
     Depreciation and amortization                           266           266            --            --
     Amortization of stock compensation                      113           113            --            --
                                                        --------      --------      --------      --------
                                                           6,528         6,533             5             5
                                                        --------      --------      --------      --------
         Operating income (loss)                             379           374            (5)           (5)
                                                        --------      --------      --------      --------

Other income (expense):
     Interest income                                          94            94            --            --
     Interest expense                                     (2,878)       (2,878)           --            --
     Interest expense - intercompany                      (2,678)       (2,678)           --        (2,678)
     Loss on sale of natural gas and oil properties      (12,195)      (12,195)           --            --
                                                        --------      --------      --------      --------
                                                         (17,657)      (17,657)           --        (2,678)
                                                        --------      --------      --------      --------

Minority interest in net loss                                 --       (11,836)           --            --

                                                        --------      --------      --------      --------
Net loss before income taxes                             (17,278)       (5,447)           (5)       (2,683)

Equity in net loss of investee                                --            --       (11,836)       (2,592)
                                                        --------      --------      --------      --------
     Net loss                                           $(17,278)     $ (5,447)     $(11,841)     $ (5,275)
                                                        ========      ========      ========      ========

   See accompanying notes to the condensed consolidated financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                    BRIGHAM                    BRIGHAM      BRIGHAM
                                                     OIL &       BRIGHAM,      HOLDINGS     HOLDINGS
                                                    AS, L.P.       INC.         I, LLC      II, LLC
Revenues:
     Natural gas and oil sales                       $ 7,130      $ 7,130      $    --      $    --
     Workstation revenue                                 247          247           --           --
                                                     -------      -------      -------      -------
                                                       7,377        7,377           --           --
                                                     -------      -------      -------      -------
Costs and expenses:
     Lease operating                                     978          978           --           --
     Production taxes                                    450          450           --           --
     General and administrative                        2,282        2,288            6            6
     Depletion of natural gas and oil properties       2,790        2,790           --           --
     Depreciation and amortization                       175          175           --           --
     Amortization of stock compensation                  233          233           --           --
                                                     -------      -------      -------      -------
                                                       6,908        6,914            6            6
                                                     -------      -------      -------      -------
         Operating income (loss)                         469          463           (6)          (6)
                                                     -------      -------      -------      -------

Other income (expense):
     Interest income                                      77           77           --           --
     Interest expense                                 (2,432)      (2,432)          --           --
                                                     -------      -------      -------      -------
                                                      (2,355)      (2,355)          --           --
                                                     -------      -------      -------      -------

Minority interest in net loss                             --       (1,292)          --           --
                                                     -------      -------      -------      -------
Net loss before income taxes                          (1,886)        (600)          (6)          (6)

Income tax benefit                                        --          192           --           --
Equity in net loss of investee                            --           --       (1,292)        (575)
                                                     -------      -------      -------      -------
     Net loss                                        $(1,886)     $  (408)     $(1,298)     $  (581)
                                                     =======      =======      =======      =======

   See accompanying notes to the condensed consolidated financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                     BRIGHAM       BRIGHAM
                                                                            OIL &        BRIGHAM,      HOLDINGS      HOLDINGS
                                                                           GAS, L.P.       INC.         I, LLC       II, LLC
Cash flows from operating activities:
     Net loss                                                              $(17,278)     $ (5,447)     $(11,841)     $ (5,275)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
         Depletion of natural gas and oil properties                          2,811         2,811            --            --
         Depreciation and amortization                                          266           266            --            --
         Amortization of stock compensation                                     113           113            --            --
         Amortization of deferred loan fees and debt issuance costs             440           440            --            --
         Loss on sale of natural gas and oil properties                      12,195        12,195            --            --
         Minority interest in net loss                                           --       (11,836)           --            --
         Equity in net loss of investee                                          --            --        11,836         2,592
         Changes in working capital and other items:
             Decrease in accounts receivable                                  4,879         4,879            --            --
             Increase in prepaid expenses                                       (90)          (90)           --            --
             Decrease in accounts payable                                    (2,001)       (2,001)           --            --
             Decrease in participant advances received                         (305)         (305)           --            --
             Decrease in other current liabilities                             (111)         (111)           --            --
             Increase in intercompany accounts payable                           31           127            --            35
             Other noncurrent assets                                           (109)         (109)           --            --
             Other noncurrent liabilities                                    (4,655)       (4,655)           --            --
                                                                           --------      --------      --------      --------
                                                                             (3,814)       (3,723)           (5)       (2,648)
                                                                           --------      --------      --------      --------
Cash flows from investing activities:
     Additions to natural gas and oil properties                            (13,771)      (13,771)           --            --
     Proceeds from sale of natural gas and oil properties                    26,700        26,700            --            --
     Additions to other property and equipment                                  (89)          (89)           --            --
     Change in investment in subsidiaries and intercompany advances              (4)          (95)            5             6
     Change in drilling advances paid                                          (122)         (122)           --            --
                                                                           --------      --------      --------      --------
                                                                             12,714        12,623             5             6
                                                                           --------      --------      --------      --------
Cash flows from financing activities:
     Increase in notes payable                                                6,000         6,000            --            --
     Repayment of notes payable                                             (16,750)      (16,750)           --            --
     Increase in intercompany notes payable                                   2,642         2,642            --         2,642
     Principal payments on capital lease obligations                           (130)         (130)           --            --
     Deferred loan fees paid                                                   (478)         (478)           --            --
                                                                           --------      --------      --------      --------
                                                                             (8,716)       (8,716)           --         2,642
                                                                           --------      --------      --------      --------

Net increase in cash and cash equivalents                                       184           184            --            --

Cash and cash equivalents, beginning of period                                2,549         2,563             5             6
                                                                           --------      --------      --------      --------
Cash and cash equivalents, end of period                                   $  2,733      $  2,747      $      5      $      6
                                                                           ========      ========      ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $  2,897      $  2,897      $     --      $     --

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                         $     51      $     51      $     --      $     --
     Increase in accounts payable for deferred loan fees to be
         paid in future periods                                            $    300      $    300      $     --      $     --
     Capital contribution received in exchange for accounts
         payable and other noncurrent liabilities                          $  3,510      $     --      $     --      $     --
     Intercompany capital contributions                                    $     --      $  1,106      $  2,404      $  1,071


   See accompanying notes to the condensed consolidated financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                     BRIGHAM       BRIGHAM
                                                                             OIL &       BRIGHAM,      HOLDINGS      HOLDINGS
                                                                           GAS, L.P.       INC.         I, LLC       II, LLC
Cash flows from operating activities:
     Net loss                                                              $ (1,886)     $   (408)     $ (1,298)     $   (581)
     Adjustments to reconcile net loss to cash
      used by operating activities:
         Depletion of natural gas and oil properties                          2,790         2,790            --            --
         Depreciation and amortization                                          175           175            --            --
         Amortization of stock compensation                                     233           233            --            --
         Amortization of deferred loan fees and debt issuance costs             266           266            --            --
         Minority interest in net loss                                           --        (1,292)           --            --
         Equity in net loss of investee                                          --            --         1,292           575
         Changes in working capital and other items:
             Increase in accounts receivable                                 (3,026)       (3,026)           --            --
             Decrease in prepaid expenses                                        63            63            --            --
             Decrease in accounts payable                                    (4,055)       (4,055)           --            --
             Decrease in participant advances received                          (47)          (47)           --            --
             Increase in other current liabilities                            3,987         3,987            --            --
             Decrease in deferred income tax liability                           --          (192)           --            --
             Other noncurrent assets                                           (119)         (119)           --            --
             Other noncurrent liabilities                                       (62)          (62)           --            --
                                                                           --------      --------      --------      --------
                                                                             (1,681)       (1,687)           (6)           (6)
                                                                           --------      --------      --------      --------
Cash flows from investing activities:
     Additions to natural gas and oil properties                            (30,044)      (30,044)           --            --
     Additions to other property and equipment                                 (315)         (315)           --            --
     Change in investment in subsidiaries and intercompany advances            (223)           (7)            7             7
     Change in drilling advances paid                                          (525)         (525)           --            --
                                                                           --------      --------      --------      --------
                                                                            (31,107)      (30,891)            7             7
                                                                           --------      --------      --------      --------
Cash flows from financing activities:
     Increase in notes payable                                               70,800        70,800            --            --
     Repayment of notes payable                                             (34,800)      (34,800)           --            --
     Principal payments on capital lease obligations                           (108)         (108)           --            --
     Deferred loan fees paid                                                 (1,911)       (1,911)           --            --
                                                                           --------      --------      --------      --------
                                                                             33,981        33,981            --            --
                                                                           --------      --------      --------      --------

Net increase in cash and cash equivalents                                     1,193         1,403             1             1

Cash and cash equivalents, beginning of period                                1,701         1,701            --            --
                                                                           --------      --------      --------      --------
Cash and cash equivalents, end of period                                   $  2,894      $  3,104      $      1      $      1
                                                                           ========      ========      ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $  1,851      $  1,851      $     --      $     --

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                         $     59      $     59      $     --      $     --
     Intercompany capital contributions                                    $     --      $     --      $ 29,911      $ 13,318


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                    CONDENSED STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)
                                   (unaudited)

                                                                               Retained
                                       Common Stock           Additional       Earnings/
                              ---------------------------       Paid-in       Accumulated    Partners'
                                 Shares          Amounts        Capital         Deficit       Capital        Total
                              -----------     -----------     -----------     -----------    ---------      --------
BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1998               --     $        --     $        --     $        --     $ 17,124      $ 17,124
     Capital contribution              --              --              --              --        3,510         3,510
     Net loss                          --              --              --              --      (17,278)      (17,278)
                              -----------     -----------     -----------     -----------     --------      --------
     Balance,
       June 30, 1999                   --     $        --     $        --     $        --     $  3,356      $  3,356
                              ===========     ===========     ===========     ===========     ========      ========

BRIGHAM INC
     Balance,
       December 31, 1998            1,000     $         1     $    16,109     $   (10,727)    $     --      $  5,383
     Capital contribution              --              --           1,106              --           --         1,106
     Net loss                          --              --              --          (5,447)          --        (5,447)
                              -----------     -----------     -----------     -----------     --------      --------
     Balance,
       June 30, 1999                1,000     $         1     $    17,215     $   (16,174)    $     --      $  1,042
                              ===========     ===========     ===========     ===========     ========      ========

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1998               --     $        --     $        --     $        --     $ 11,719      $ 11,719
     Capital contribution              --              --              --              --        2,404         2,404
     Net loss                          --              --              --              --      (11,841)      (11,841)
                              -----------     -----------     -----------     -----------     --------      --------
     Balance,
       June 30, 1999                   --     $        --     $        --     $        --     $  2,282      $  2,282
                              ===========     ===========     ===========     ===========     ========      ========

BRIGHAM HOLDINGS II, LLC
     Balance,
       December 31, 1998               --     $        --     $        --     $        --     $  5,212      $  5,212
     Capital contribution              --              --              --              --        1,071         1,071
     Net loss                          --              --              --              --       (5,275)       (5,275)
                              -----------     -----------     -----------     -----------     --------      --------
     Balance,
       June 30, 1999                   --     $        --     $        --     $        --     $  1,008      $  1,008
                              ===========     ===========     ===========     ===========     ========      ========



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

                           BRIGHAM EXPLORATION COMPANY

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

       In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized as a loss the difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

4.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Partnership must adopt SFAS No. 133, as amended, effective January 1, 2001. The Partnership is in the process of analyzing the potential impact of this standard on its financial statement presentations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Comparison of three month periods ended June 30, 1998 and June 30, 1999

      Natural gas and oil sales. Natural gas and oil sales decreased 11% from $4 million in the second quarter of 1998 to $3.6 million in the second quarter of 1999. Of this net decrease, $751,000 was attributable to a decrease in production, offset in part by $319,000 attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas decreased 17% from 1,207 MMcf in the second quarter of 1998 to 1,006 MMcf in the second quarter of 1999. The average price received for natural gas decreased from $2.09 per Mcf in the second quarter of 1998 to $2.07 per Mcf in the second quarter of 1999. Production volumes for oil decreased 23% from 117 MBbls in the second quarter of 1998 to 90 MBbls in the second quarter of 1999. This decrease in net oil production volumes was primarily due to the natural decline of existing producing oil wells coupled with the Company's strategic decision to reduce its drilling for oil prospects during 1998 and 1999 in response to low oil prices. The average price received for oil increased 33% from $12.17 per Bbl in the second quarter of 1998 to $16.24 per Bbl in the second quarter of 1999. As a result of hedging activities, natural gas revenues decreased $30,275, or $0.03 per Mcf, in the second quarter of 1999 compared to the same period of 1998.

      Workstation revenue. Workstation revenue decreased 47% from $133,000 in the second quarter of 1998 to $71,000 in the second quarter of 1999. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. This decrease is primarily attributable to the Company's increased working interests in its most recently acquired 3-D seismic data, which reduces the amount of workstation interpretation costs that Brigham can bill to its project participants. The Company expects workstation revenue to continue to decline in 1999 due to the Company's increased working interests in the square miles of 3-D seismic it acquired in 1997 and 1998.

      Lease operating expenses. Lease operating expenses increased 10% from $564,000 for the second quarter of 1998 to $619,000 for the second quarter of 1999 and, on a per unit of production basis, lease operating expenses for the same periods increased 33% from $0.30 per Mcfe to $0.40 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the second quarter of 1999 as compared with the same period in 1998.

      Production taxes. Production taxes decreased 18% from $262,000 ($0.14 per Mcfe) for the second quarter of 1998 to $216,000 ($0.14 per Mcfe) for the second quarter of 1999, primarily as a result of reduced average natural gas and oil production volumes.

      General and administrative expenses. General and administrative expenses decreased 22% from $1.1 million for the second quarter of 1998 to $891,000 for the second quarter of 1999 primarily due to an increase in overhead fees billed to working interest participants on Company-operated wells and the reduction of various administrative costs, the most significant of which was the elimination of accrued bonuses for 1999 and a 10% payroll reduction that was effective mid-May 1999. On a per unit of production basis, general and administrative expenses decreased from $0.60 per Mcfe for the second quarter of 1998 to $0.58 per Mcfe for the second quarter of 1999.

      Depletion of natural gas and oil properties. Depletion of natural gas and oil properties decreased from $1.52 million ($0.80 per Mcfe) in the second quarter of 1998 to $1.46 million ($0.94 per Mcfe) in the second quarter of 1999. Of this net decrease, $287,000 was due to the decrease in production volumes, which was partially offset by $228,000 due to an 18% increase in the depletion rate per unit of production.

      Interest expense. Net interest expense increased 125% from $1.4 million in the second quarter of 1998 to $3.1 million in the second quarter of 1999. This increase was due to a higher average debt balance with a higher average interest rate in the second quarter of 1999 compared with the second quarter of 1998 resulting from increased capital expenditures funded with debt. The weighted average outstanding debt balance increased from $59.6 million in the second quarter of 1998 to $104.1 million in the second quarter of 1999. The average effective annual interest rate on borrowings outstanding during the second quarter of 1999 was 12% compared to 9.3% for the second quarter of 1998. Interest expense in the second quarter of 1999 included $1.8 million of non-cash charges, including (i) $1.3 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $366,000 for amortization of deferred financing fees, and (iii) $136,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. In connection with issuance of the Subordinated Notes in August 1998, the Company recorded the Subordinated Notes at a discount of $4.5 million to reflect the estimated value of the warrants to purchase common stock that were issued in connection with the issuance of the Subordinated Notes. This discount was increased by $479,000 in March 1999 to adjust the estimated value of the warrants based on the amendment of certain terms of the warrants, including a decrease in the exercise price per share and an increase in the term of the warrants. The Company amortizes this debt discount over the five-year term of the Subordinated Notes based on the interest method of amortization and includes such amortization in interest expense.

      Loss on sale of natural gas and oil properties. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized as a loss the difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties. No property divestitures occurred during the second quarter of 1998 for which recognition of gain or loss was appropriate.

Comparison of six month periods ended June 30, 1998 and June 30, 1999

      Natural gas and oil sales. Natural gas and oil sales decreased 5% from $7.1 million in the first six months of 1998 to $6.8 million in the first six months of 1999. Of this net decrease, $459,000 was attributable to a decrease in production, offset in part by $75,000 attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 5% from 1,947 MMcf in the first six months of 1998 to 2,053 MMcf in the first six months of 1999. The average price received for natural gas decreased from $2.10 per Mcf in the first six months of 1998 to $2.08 per Mcf in the first six months of 1999. Production volumes for oil decreased 23% from 232 MBbls in the first six months of 1998 to 178 MBbls in the first six months of 1999. This decrease in net oil production volumes was primarily due to the natural decline of existing producing oil wells coupled with the Company's strategic decision to reduce its drilling for oil prospects during 1998 and 1999 and the curtailment of certain producing oil wells in early 1999, both in response to low oil prices. The average price received for oil increased 5% from $13.15 per Bbl in the first six months of 1998 to $13.85 per Bbl in the first six months of 1999. As a result of hedging activities, natural gas revenues increased $528,945, or $0.26 per Mcf, in the first six months of 1999 compared to the same period for 1998.

      Workstation revenue. Workstation revenue decreased 35% from $247,000 in the first six months of 1998 to $161,000 in the first six months of 1999. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. This decrease is primarily attributable to the Company's increased working interests in its most recently acquired 3-D seismic data, which reduces the amount of workstation interpretation costs that Brigham can bill to its project participants. The Company expects workstation revenue to continue to decline in 1999 due to the Company's increased working interests in the square miles of 3-D seismic it acquired in 1997 and 1998.

      Lease operating expenses. Lease operating expenses increased 18% from $978,000 for the first six months of 1998 to $1.2 million for the first six months of 1999, and, on a per unit of production basis, lease operating expenses for the same periods increased 28% from $0.29 per Mcfe to $0.37 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the first six months of 1999 as compared with the same period in 1998.

      Production taxes. Production taxes decreased 14% from $450,000 ($0.13 per Mcfe) for the first six months of 1998 to $385,000 ($0.12 per Mcfe) for the first six months of 1999, primarily as a result of reduced average natural gas and oil production volumes.

      General and administrative expenses. General and administrative expenses decreased 21% from $2.3 million for the first six months of 1998 to $1.8 million for the first six months of 1999 primarily due to an increase in overhead fees billed to working interest participants on Company-operated wells and the reduction of various administrative costs, the most significant of which was the elimination of accrued bonuses for 1999 and a 10% payroll reduction that was effective mid-May 1999. On a per unit of production basis, general and administrative expenses decreased 16% from $0.69 per Mcfe for the first six months of 1998 to $0.58 per Mcfe for the first six months of 1999.

      Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased from $2.79 million ($0.84 per Mcfe) in the first six months of 1998 to $2.8 million ($0.90 per Mcfe) in the first six months of 1999. Of this net increase, $202,000 was due to a 7% increase in the depletion rate per unit of production, which was partially offset by $181,000 due to the decrease in production volumes.

      Interest expense. Net interest expense increased 150% from $2.4 million in the first six months of 1998 to $5.9 million in the first six months of 1999. This increase was due to a higher average debt balance with a higher average interest rate in the first six months of 1999 compared with the first six months of 1998 resulting from increased capital expenditures related to the Company's exploration activities funded with debt. The weighted average outstanding debt balance increased from $51.3 million in the first six months of 1998 to $101.9 million in the first six months of 1999. The average effective annual interest rate on borrowings outstanding during the first six months 1999 was 11.7% compared to 9.4% for the first six months 1998. Interest expense in the first six months of 1999 included $3.5 million of non-cash charges, including (i) $2.6 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $628,000 for amortization of deferred financing fees, and (iii) $228,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. In connection with issuance of the Subordinated Notes in August 1998, the Company recorded the Subordinated Notes at a discount of $4.5 million to reflect the estimated value of the warrants to purchase common stock that were issued in connection with the issuance of the Subordinated Notes. This discount was increased by $479,000 in March 1999 to adjust the estimated value of the warrants based on the amendment of certain terms of the warrants, including a decrease in the exercise price per share and an increase in the term of the warrants. The Company amortizes this debt discount over the five-year term of the Subordinated Notes based on the interest method of amortization and includes such amortization in interest expense.

     Loss on sale of natural gas and oil properties. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized as a loss the difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties. No property divestitures occurred during the first six months of 1998 for which recognition of gain or loss was appropriate.


LIQUIDITY

     Despite the Company's success in building its inventory of 3-D seismic data and potential drilling locations, a number of key factors have contributed to significantly limit the Company's capital resources available to fund its continued long-term growth-oriented exploration strategy. Management believes these principal factors include: (i) lower commodity sales prices during the second half of 1998 and the early part of 1999, which reduced revenues and cash flow from the Company's production volumes, (ii) reduced access to public, private and industry sources of capital on cost-effective terms due to the continuing low commodity price environment and outlook, (iii) less than anticipated success in placing working interests with industry or financial participants in certain of its high equity interest projects during the second half of 1998, resulting in lower levels of project cost recoupment than budgeted, (iv) high levels of expenditures in 1997 and 1998 for 3-D seismic and land activities that do not generate proved reserves and cash flow until the drilling stage of the project cycle, (v) the utilization of high levels of debt to fund its accelerating exploration expenditures, and (vi) disappointing drilling results during 1998 on a number of high equity interest exploratory and development wells, several of which were completed and subsequently plugged and abandoned or otherwise performed below expectations.

      As a result of these limiting factors and an expectation for continuing difficult industry and capital markets conditions, Brigham has substantially reduced its planned capital budget for 1999 and has undertaken a number of strategic initiatives in an effort to improve and preserve its capital liquidity in the current environment. While the Company remains focused on its long-term growth objectives and the continuation of its established business model for 3-D seismic-based exploration, Brigham has adapted its business strategy in the near-term in an effort to maximize value for its shareholders on a long-term basis through the implementation of the following principal strategic initiatives: (i) focusing all of the Company's planned exploration efforts in 1999 toward the drilling of its highest-grade 3-D prospects identified in its Anadarko Basin and Gulf Coast projects, concentrated primarily in trends where Brigham has achieved exploration success, (ii) elimination of substantially all planned seismic and land expenditures for new projects until its capital resources can support such additional activity, (iii) divestiture of certain producing natural gas and oil properties to raise capital to reduce debt borrowings and to redirect capital to drilling projects that have the potential to generate higher investment returns, (iv) restructure of its outstanding senior and subordinated debt agreements to provide the Company with flexibility needed to preserve cash flow to fund its expected near-term exploration activities, (v) implementation of overhead reduction plan to reduce general and administrative expenses, and (vi) evaluating opportunities to raise additional equity capital either through the sales of interests in certain of its seismic projects or the issuance of equity securities. The Company believes that the successful execution of these strategic initiatives will provide Brigham with sufficient capital resources to execute its planned 1999 exploration program and position the Company to realize the significant value it believes it has captured in its inventory of 3-D seismic projects and delineated drilling locations. While the Company has initiated each of these strategic directives in late 1998 and early 1999, and has effected certain of them to date, the successful completion of any or all of these efforts to improve the Company's capital availability within the expected timeframe is uncertain and will likely have a material impact on the Company's liquidity, near-term capital expenditure levels and growth profile.


      On March 30, 1999, the Company entered into an agreement with Veritas DGC Land, Inc. ("Veritas") to exchange 1,002,865 shares of newly issued Brigham common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provides for the payment by Brigham of up to $1 million in future seismic processing services to be performed by Veritas in newly issued shares of Brigham common stock valued at $3.50 per share, in the event that the Company does not elect to pay for such services in cash. The settlement of these seismic processing services has been determined on a quarterly basis. During the third quarter 1999, Brigham issued an additional 119,550 shares of common stock valued at $3.50 per share to Veritas pursuant to its election to settle certain seismic processing service obligations, incurred primarily during the second quarter of 1999, in stock instead of cash. Brigham considers this arrangement to have been beneficial as it has enabled the Company to reduce its working capital commitments and preserve additional cash flow and capital availability to fund its 1999 drilling program.

CAPITAL RESOURCES

      The Company's primary sources of capital have been revolving credit facility and other debt borrowings, public and private equity financings, the sale of interests in projects and properties, and funds generated by operations. The Company's primary capital requirements are 3-D seismic acquisition, processing and interpretation costs, land acquisition costs and drilling expenditures. In January 1998, the Company entered into a new revolving credit facility that provided for an initial borrowing availability of $75 million that was used to repay its then outstanding borrowings under its previous credit facility and to fund capital expenditures. This revolving credit facility has been subsequently amended, most recently in July 1999, to provide for a borrowing availability of $56 million. In August 1998, the Company issued $50 million of debt and equity securities, including $40 million of Subordinated Notes, that generated proceeds of approximately $47.5 million, net of offering costs, that were used to repay a portion of then outstanding borrowings under the Credit Facility, thereby increasing the Company's borrowing availability under its Credit Facility to fund capital expenditures. In late June 1999, the Company received $17.1 million ($16.8 million after adjustment for transaction costs and post-closing adjustments) from the sale of its interests in producing and non-producing natural gas and oil properties within two non-operated fields in its Anadarko Basin province.

Cash Flow Analysis

      In the first six months of 1999, cash flow used by operating activities was $1.2 million primarily as a result of a $4.7 million decrease in other noncurrent liabilities partially offset by a net $2.4 million increase in non-cash working capital and a net $1.2 million cash flow from total revenues, net of lease operating expenses, production taxes, general and administrative expenses and cash interest expense. Cash flow provided by investing activities was

$12.7 million in the first six months of 1999 primarily as a net result of $13.8 million of capital expenditures related to exploration activities and $26.7 million of proceeds received from the sale of interests in certain seismic projects and natural gas and oil properties. Cash flow used in financing activities was $11.4 million the first six months of 1999 resulting from a $10.8 million net reduction in notes payable attributable to the net repayment of outstanding borrowings under the revolving credit facility and the payment of deferred loan fees and principal payments made on capital lease obligations.

Revolving Credit Facility

      In January 1998, the Company entered into a new revolving credit agreement (the "Credit Facility"), which provided for an initial borrowing availability of $75 million. The Credit Facility was amended in March 1999 to reduce the borrowing availability, extend the date of borrowing base redetermination, modify certain financial covenants, include certain additional covenants that place significant restrictions on the Company's ability to incur certain capital expenditures, and to increase the interest rate on outstanding borrowings.

      As a result of the completion of the majority of the Company's strategic initiatives to improve its capital resources, including the late June 1999 property divestitures and the application of the net sales proceeds to reduce borrowings outstanding under the Credit Facility, the Company and its senior lenders entered into an amendment to the Credit Facility in July 1999. This most recent amendment provides the Company with borrowing availability of $56 million (approximately $8 million of which remained available at the time the amendment was effected) principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. The Company's lenders have indicated that the borrowing availability provided under the amended Credit Facility exceeds that which would otherwise be made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's current net proved reserves and its cash flow. As consideration for this amendment to the Credit Facility, the Company has issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time.

      Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. The borrowing availability will be redetermined by the senior lenders at January 31, 2000, based on the Company's then estimated net proved reserve value and cash flows.

      At August 12, 1999, the Company had $50.8 million in borrowings outstanding under the Credit Facility, which bear interest at an average annual rate of 8.39%.

      The Credit Facility has certain financial covenants including current and interest coverage ratios, as defined. The Company and its lenders effected the March 1999 amendment to the Credit Facility to enable the Company to comply with certain financial covenants of the Credit Facility, including the minimum current ratio, minimum interest coverage ratio and the limitation on capital expenditures related to seismic and land activities. The Company believes its amendments are indicative of its senior lenders' cooperation in the current oil and natural gas industry environment. If oil and natural gas prices deteriorate beyond the date of redetermination of borrowing availability or the Company does not generate its expected growth in proved reserves through its drilling activities planned for the second half of 1999, the Company believes its senior lenders may require the Company to reduce its level of borrowing under the Credit Facility accordingly. Should the Company be unable to comply with certain of the financial covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

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

     At June 30, 1999 and August 12, 1999, the Company had $42.6 million principal amount of Subordinated Notes outstanding.

Capital Expenditures

     As a result of the Company's limited available capital resources, Brigham has significantly reduced its planned capital expenditure budget for 1999 from the Company's previously anticipated levels in an effort to match its current and expected future capital resources. The Company's current 1999 capital budget is estimated to be $28 million, or approximately 34% of 1998 expenditures. The Company's budgeted 1999 capital expenditures consist of approximately $18.5 million to drill an estimated 25 to 30 gross wells, $5.5 million for seismic and land costs, consisting primarily of previous year commitments and obligations to acquire 3-D data and acreage, and $4 million for capitalized general and administrative expenses and other fixed asset expenditures. Brigham expects that its 1999 drilling expenditures will be allocated to prospects identified among its 3-D projects primarily in its Anadarko Basin and Gulf Coast provinces, and such expenditures will be devoted to the drilling of the highest grade prospects in the Company's inventory of identified potential drilling locations. The Company intends to fund these budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its Credit Facility and the sales of certain assets and equity interests (including the Anadarko Basin property divestitures completed in late June 1999, the sale of interests in certain 3-D seismic projects for $11.5 million completed in January 1999 and the potential sales of additional interests in certain 3-D seismic projects during the second half of 1999). The Company's capital availability during 1999 will depend to a large extent on its success raising additional financing through its planned and potential strategic initiatives discussed above, and therefore the Company's actual 1999 capital expenditures may differ from its current estimates. In the event additional financing is not available in the amounts or timing needed, the Company may be required to curtail its planned exploration activities in 1999 and take further measures to reduce the size and scope of its business.

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

      As of June 30, 1999, all costs incurred by the Company in connection with its Year 2000 compliance efforts were included within the Company's normal general and administrative expenses (for example, regular maintenance of software programs). The Company is currently expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue, and these costs are being funded through operating cash flow. However, in certain instances the Company may determine that replacing existing equipment may be appropriate and may capitalize such replacements. The Company is unable currently to estimate the amount of its total out-of-pocket costs to become Year 2000 compliant, but the Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

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

PART II.  OTHER INFORMATION:

Item 2.   Changes in Securities

          Pursuant to the Company's agreement dated March 30, 1999 with Veritas DGC Land, Inc. ("Veritas"), in July 1999 the Company exchanged 119,550 shares of newly issued Brigham Exploration Company common stock valued at $3.50 per share for approximately $420,000 of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Veritas represented its intention to acquire the shares for investment purposes only and not for the purpose of resale or distribution, and appropriate legends were affixed to the certificate issued in such transaction. Veritas was given access to information about the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Thursday, May 13, 1999 in Austin, Texas.

          (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all such nominees were duly elected.

          (c) Out of a total of 14,309,071 shares of common stock of the Company outstanding and entitled to vote, 11,210,288 shares were present in person or by proxy, representing approximately 78 percent.

                                                                                                Number of Shares
                                                          Number of Shares                    WITHHOLDING AUTHORITY
                                                         Voting FOR Election                  to Vote for Election
                                                             As Director                           As Director
                                                             -----------                           -----------
                  Ben M. Bud Brigham                         11,182,788                              27,500
                  Anne L. Brigham                            11,182,788                              27,500
                  Jon L. Glass                               11,182,688                              27,600
                  Harold D. Carter                           11,182,688                              27,600
                  Alexis M. Cranberg                         11,182,688                              27,600
                  W. Craig Childers                          11,182,688                              27,600
                  Stephen P. Reynolds                        11,182,688                              27,600

                  The proposal to appoint PricewaterhouseCoopers, LLP as the Company's independent auditors for 1999 was voted upon as follows: 11,156,588 shares voted FOR; 2,000 shares voted AGAINST; and 51,700 shares WITHHOLDING AUTHORITY to vote.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                      10.1 Third amendment to Credit Agreement dated as of July
                           19, 1999 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto.

                      10.2 Fourth amendment to Guaranty Agreement dated as of
                           July 19, 1999 between Brigham Exploration Company and Bank of Montreal, as Agent for the lenders party to the Credit Agreement.

                      27   Financial Data Schedule

          (b)     Reports on Form 8-K

                      The Company filed a report on Form 8-K on July 12, 1999, to report the closing on June 25, 1999 of the sale of its entire interest in certain producing and non-producing natural gas and oil properties in the Company's Anadarko Basin province. The Form 8-K included unaudited pro forma financial statements presented to reflect the divestiture.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 13th day of August, 1999.

                                        BRIGHAM EXPLORATION COMPANY


                                 By:       /s/ BEN M. BRIGHAM
                                        ----------------------------------------
                                        Ben M. Brigham
                                        Chief Executive Officer, President and
                                           Chairman of the Board



                                 By:       /s/ CRAIG M. FLEMING
                                        ----------------------------------------
                                        Craig M. Fleming
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.          DESCRIPTION
      ---          -----------

      10.1 Third amendment to Credit Agreement dated as of July 19, 1999 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto.

      10.2 Fourth amendment to Guaranty Agreement dated as of July 19, 1999 between Brigham Exploration Company and Bank of Montreal, as Agent for the lenders party to the Credit
                   Agreement.

      27           Financial Data Schedule