Form 10-Q
period 1999-09-30
BRIGHAM EXPLORATION CO
filed 1999-11-15
CIK 1034755

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


                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                           -------------    -----------

                        Commission File Number 000-22433

                           BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 1311                               75-2692967
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

As of November 1, 1999, 14,517,786 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                                      INDEX


                                                                                                          PAGE
PART I.   FINANCIAL INFORMATION:                                                                         NUMBER
                                                                                                         ------
Item 1.   Unaudited Financial Statements

              Condensed Consolidated Financial Statements of Brigham Exploration Company
                  Balance Sheets - December 31, 1998 and September 30, 1999.........................        1
                  Statements of Operations - Three and nine months ended
                    September 30, 1998 and 1999.....................................................        2
                  Statements of Cash Flows - Nine months ended September 30, 1998 and 1999..........        3
                  Statement of Changes in Stockholders' Equity - Nine months ended
                     September 30, 1999.............................................................        4
                  Notes to Condensed Consolidated Financial Statements..............................      5 - 7

              Condensed Financial Statements of Brigham Exploration Company Subsidiaries
                  Balance Sheets - September 30, 1999...............................................        8
                  Balance Sheets - December 31, 1998................................................        9
                  Statements of Operations - Three months ended September 30, 1999..................       10
                  Statements of Operations - Three months ended September 30, 1998..................       11
                  Statements of Operations - Nine months ended September 30, 1999...................       12
                  Statements of Operations - Nine months ended September 30, 1998...................       13
                  Statements of Cash Flows - Nine months ended September 30, 1999...................       14
                  Statements of Cash Flows - Nine months ended September 30, 1998...................       15
                  Statements of Changes in Equity - Nine months ended September 30, 1999............       16
                  Notes to Condensed Financial Statements...........................................      17-19

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

Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition....................................................      20-29


PART II.  OTHER INFORMATION:

Item 2.   Changes in Securities.....................................................................       30

Item 6.   Exhibits and Reports on Form 8-K..........................................................       30

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                December 31,       September 30,
                                                                                   1998                1999
                                                                                ------------       -------------
                                                                                                    (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $      2,569       $       3,381
     Accounts receivable                                                               7,938               5,627
     Prepaid expenses                                                                    290                 480
                                                                                ------------       -------------
        Total current assets                                                          10,797               9,488
                                                                                ------------       -------------

Natural gas and oil properties, at cost, net                                         134,317             106,498
Other property and equipment, at cost, net                                             2,014               1,813
Drilling advances paid                                                                   230                 532
Deferred loan fees                                                                     3,146               4,052
Other noncurrent assets                                                                   12                 101
                                                                                ------------       -------------
                                                                                $    150,516       $     122,484
                                                                                ============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     19,883       $      13,621
     Accrued drilling costs                                                            1,219                  70
     Participant advances received                                                       764               1,804
     Other current liabilities                                                         1,647               1,498
                                                                                ------------       -------------
        Total current liabilities                                                     23,513              16,993
                                                                                ------------       -------------

Notes payable                                                                         59,000              55,000
Senior subordinated notes, net                                                        35,786              39,729
Other noncurrent liabilities                                                           7,536               1,449

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
        authorized, none issued and outstanding                                           --                  --
     Common stock, $.01 par value, 30 million shares
        authorized, 13,306,206 and 14,517,786 issued and outstanding at
        December 31, 1998 and September 30, 1999, respectively                           133                 145
     Additional paid-in capital                                                       58,838              64,218
     Unearned stock compensation                                                        (890)               (358)
     Accumulated deficit                                                             (33,400)            (54,692)
                                                                                ------------       -------------
        Total stockholders' equity                                                    24,681               9,313
                                                                                ------------       -------------
                                                                                $    150,516       $     122,484
                                                                                ============       =============

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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months                      Nine Months
                                                            Ended September 30,               Ended September 30,
                                                       --------------------------------------------------------------------
                                                            1998             1999               1998              1999
                                                       --------------   --------------     --------------    --------------
Revenues:
     Natural gas and oil sales                         $        4,162   $        4,109      $      11,292    $       10,855
     Workstation revenue                                           75               86                322               247
                                                       --------------   --------------     --------------    --------------
                                                                4,237            4,195             11,614            11,102
                                                       --------------   --------------     --------------    --------------
Costs and expenses:
     Lease operating                                              564              525              1,542             1,679
     Production taxes                                             255              300                705               685
     General and administrative                                 1,069              901              3,362             2,710
     Depletion of natural gas and oil properties                1,690            2,839              4,480             5,650
     Depreciation and amortization                                113              132                288               398
     Amortization of stock compensation                            65             (123)               298               (10)
                                                       --------------   --------------     --------------    --------------
                                                                3,756            4,574             10,675            11,112
                                                       --------------   --------------     --------------    --------------
        Operating income                                          481             (379)               939               (10)
                                                       --------------   --------------     --------------    --------------

Other income (expense):
     Interest income                                               37               40                114               134
     Interest expense                                          (1,979)          (3,250)            (4,411)           (9,221)
     Loss on sale of natural gas and oil properties                --               --                 --           (12,195)
                                                       --------------   --------------     --------------    --------------
                                                               (1,942)          (3,210)            (4,297)          (21,282)
                                                       --------------   --------------     --------------    --------------

Net loss before income taxes                                   (1,461)          (3,589)            (3,358)          (21,292)
Income tax benefit                                                497               --              1,135                --
                                                       --------------   --------------     --------------    --------------
     Net loss                                          $         (964)  $       (3,589)    $       (2,223)   $      (21,292)
                                                       ==============   ==============     ==============    ==============

Net loss per share:
     Basic / Diluted                                   $        (0.08)  $        (0.25)     $       (0.18)   $        (1.52)

Weighted average common shares outstanding:
     Basic / Diluted                                           12,677           14,447             12,396            14,028



   See accompanying notes to the condensed consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         Nine               Nine
                                                                                     Months Ended       Months Ended
                                                                                    September 30,       September 30,
                                                                                         1998                1999
                                                                                   -----------------    -------------
Cash flows from operating activities:
     Net loss                                                                      $          (2,223)   $     (21,292)
     Adjustments to reconcile net loss to cash provided (used)
     by operating activities:
         Depletion of natural gas and oil properties                                           4,480             5,650
         Depreciation and amortization                                                           288               398
         Amortization of stock compensation                                                      298               (10)
         Interest paid through issuance of senior subordinated notes                              --             4,028
         Amortization of deferred loan fees                                                      463             1,160
         Amortization of discount on senior subordinated notes                                    74               394
         Loss on sale of natural gas and oil properties                                           --            12,195
         Changes in deferred income tax liability                                             (1,135)               --
         Changes in working capital and other items:
            (Increase) decrease in accounts receivable                                        (3,198)            2,311
            Increase in prepaid expenses                                                         (74)             (190)
            Increase (decrease) in accounts payable                                            1,759            (2,466)
            Decrease in participant advances received                                            437             1,040
            Increase (decrease) in other current liabilities                                   1,612              (137)
            Other noncurrent assets                                                                6               (89)
            Other noncurrent liabilities                                                         (94)           (5,663)
                                                                                   -----------------     -------------
            Net cash provided (used) by operating activities                                   2,693            (2,671)
                                                                                   -----------------     -------------

Cash flows from investing activities:
     Additions to natural gas and oil properties                                             (52,782)          (18,310)
     Proceeds from sale of natural gas and oil properties                                         --            27,122
     Additions to other property and equipment                                                  (511)             (146)
     Increase in drilling advances paid                                                         (326)             (302)
                                                                                   -----------------     -------------
            Net cash provided (used) by investing activities                                 (53,619)            8,364
                                                                                   -----------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    9,448                --
     Proceeds from issuance of senior subordinated notes                                      40,000                --
     Increase in notes payable                                                                83,800            12,750
     Repayment of notes payable                                                              (78,800)          (16,750)
     Principal payments on capital lease obligations                                            (176)             (193)
     Deferred loan fees paid                                                                  (3,796)             (688)
                                                                                   -----------------     -------------
            Net cash (used) provided by financing activities                                  50,476            (4,881)
                                                                                   -----------------     -------------

Net increase (decrease) in cash and cash equivalents                                            (450)              812

Cash and cash equivalents, beginning of period                                                 1,701             2,569
                                                                                   -----------------     -------------
Cash and cash equivalents, end of period                                           $           1,251     $       3,381
                                                                                   =================     =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $           3,182     $       3,739
                                                                                   =================     =============

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                                 $             320     $          51
                                                                                   =================     =============
     Decrease in accounts payable and other noncurrent liabilities in exchange
         for issuance of common stock                                              $              --     $       4,240
                                                                                   =================     =============
     Increase in accounts payable for deferred loan fees to be
         paid in future periods                                                    $              --     $         150
                                                                                   =================     =============
     Increase in deferred loan fees for issuance of warrants                       $              --     $       1,228
                                                                                   =================     =============

   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                          Common Stock          Additional     Unearned
                                   ---------------------------   Paid-in        Stock          Accum.
                                      Shares          Amounts    Capital     Compensation      Deficit          Total
                                   --------------    --------- ------------- --------------  --------------  --------------
Balance, December 31, 1998             13,306,206    $     133 $      58,838 $         (890) $      (33,400) $       24,681

     Net loss for the period
        ended Sept. 30, 1999                   --           --            --             --         (21,292)        (21,292)
     Issuance of common stock           1,211,580           12         4,228             --              --           4,240
     Forfeiture of stock options               --           --          (555)           555              --              --
     Revision in terms
                       of warrants             --           --           479             --              --             479
     Issuance of warrants                      --           --         1,228             --              --           1,228
     Amortization of unearned
                stock compensation             --           --            --            (23)             --             (23)

                                   --------------  ----------- ------------- --------------  --------------  --------------
Balance, September 30, 1999            14,517,786  $       145 $      64,218 $         (358) $      (54,692) $        9,313
                                   ==============  =========== ============= ==============  ==============  ==============


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

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.     ISSUANCE OF COMMON STOCK

       In March 1999, the Company entered into an agreement with Veritas DGC Land, Inc. ("Veritas") to exchange 1,002,865 shares of newly issued Brigham common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provides for the payment by Brigham of up to $1 million in future seismic processing services to be performed by Veritas through December 31, 1999, in newly issued shares of Brigham common stock valued at $3.50 per share, in the event that the Company does not elect to pay for such services in cash. The settlement of these seismic processing services has been determined on a quarterly basis. Subsequent to March 30, 1999, Brigham issued an additional 208,715 shares of common stock valued at $3.50 per share to Veritas pursuant to its election to settle certain seismic processing service obligations incurred during the second and third quarters of 1999 in common stock instead of cash.

5.     AMENDMENT TO REVOLVING CREDIT FACILITY

       In July 1999, the Company and its senior lenders entered into an amendment to the Company's revolving credit facility (the "Credit Facility"). This amendment provides the Company with borrowing availability of $56 million principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. The Company's senior lenders have indicated that the borrowing availability provided under the amended Credit Facility exceeds that which would otherwise be made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's current net proved reserves and its cash flow. As consideration for this amendment to the Credit Facility, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees which will be amortized over the remaining period to maturity of the Credit Facility borrowings at January 26, 2001.

6.     HEDGING ACTIVITIES

       In September 1999, the Company entered into five call options with a counterparty for certain future oil and natural gas production. Under the terms of the contracts, for any month where the average index price (WTI or ANR Pipeline Company - Oklahoma) is greater than the strike price per the contract, the Company is required to pay to the counterparty the absolute value of that difference times the production volumes covered under the contract. If the average index price is less than the strike price for a given month, no settlement is required. These contracts are summarized as follows:

                      Daily                             Total Volumes Hedged            Average
          Call       Volumes                       -------------------------------       Fixed
         Options     Hedged     Monthly Term         2000       2001        2000     Contract Price
       -----------   -------   --------------      ------    ---------   ---------   --------------
       Contract #1       600   October 1999 -      55,200       54,000          --           $24.00
                        Bbls   March 2000            Bbls         Bbls                      per Bbl

       Contract #2       600   April 2000 -        54,600           --          --           $22.00
                        Bbls   June 2000             Bbls                                   per Bbl

       Contract #3    10,000   May 2001 -              --    1,840,000          --           $2,665
                       MMBtu   October 2001                      MMBtu                    per MMBtu

       Contract #4    10,000   November 2000 -         --      610,000   1,200,000           $2,670
                       MMBtu   April 2002                        MMBtu       MMBtu        per MMBtu

       Contract #5    10,000   May 2002 -              --           --     610,000           $2,670
                       MMBtu   June 2002                                     MMBtu        per MMBtu

7.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company must adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. The Company is in the process of analyzing the potential impact of this standard on its financial statement presentations.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                              BRIGHAM                     BRIGHAM       BRIGHAM
                                                               OIL &        BRIGHAM,      HOLDINGS      HOLDINGS
                                                             GAS, L.P.        INC.         I, LLC        II, LLC
                                                         ASSETS
Current assets:
     Cash and cash equivalents                               $   3,175     $   3,376      $       5     $       6
     Accounts receivable                                         5,627         5,627             --            --
     Prepaid expenses                                              480           480             --            --
                                                             ---------     ---------      ---------     ---------
        Total current assets                                     9,282         9,483              5             6
                                                             ---------     ---------      ---------     ---------

Natural gas and oil properties, at cost, net                   106,498       106,498             --            --
Other property and equipment, at cost, net                       1,813         1,813             --            --
Investment in subsidiaries
     and intercompany advances                                     329            --          1,339        46,372
Drilling advances paid                                             532           532             --            --
Deferred loan fees                                               2,586         2,586             --            --
Other noncurrent assets                                            101           101             --            --
                                                             ---------     ---------      ---------     ---------
                                                             $ 121,141     $ 121,013      $   1,344     $  46,378
                                                             =========     =========      =========     =========

                                                    LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                        $  13,621     $  13,621      $      --     $      --
     Accrued drilling costs                                         70            70             --            --
     Participant advances received                               1,804         1,804             --            --
     Other current liabilities                                   1,444         1,444             --            --
                                                             ---------     ---------      ---------     ---------
        Total current liabilities                               16,939        16,939             --            --
                                                             ---------     ---------      ---------     ---------

Notes payable                                                   55,000        55,000             --            --
Other noncurrent liabilities                                     1,449         1,449             --            --
Intercompany accounts payable                                    1,739         1,626             --         1,760
Intercompany notes payable                                      44,028        44,028             --        44,028

Minority interest                                                   --         1,361             --            --

Equity
     Partners' capital                                           1,986            --          1,344           590
     Common stock, $1.00 par value, 1,000 shares
        authorized, issued and outstanding                          --             1             --            --
     Additional paid-in capital                                     --        17,832             --            --
     Accumulated deficit                                            --       (17,223)            --            --
                                                             ---------     ---------      ---------     ---------
        Total equity                                             1,986           610          1,344           590
                                                             ---------     ---------      ---------     ---------
                                                             $ 121,141     $ 121,013      $   1,344     $  46,378
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

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                        BRIGHAM                   BRIGHAM      BRIGHAM
                                                         OIL &       BRIGHAM,     HOLDINGS     HOLDINGS
                                                       GAS, L.P.       INC.        I, LLC      II, LLC
Revenues:
     Natural gas and oil sales                          $ 4,109      $ 4,109      $    --      $    --
     Workstation revenue                                     86           86           --           --
                                                        -------      -------      -------      -------
                                                          4,195        4,195           --           --
                                                        -------      -------      -------      -------
Costs and expenses:
     Lease operating                                        525          525           --           --
     Production taxes                                       300          300           --           --
     General and administrative                             901          901           --           --
     Depletion of natural gas and oil properties          2,839        2,839           --           --
     Depreciation and amortization                          132          132           --           --
     Amortization of stock compensation                    (123)        (123)          --           --
                                                        -------      -------      -------      -------
                                                          4,574        4,574           --           --
                                                        -------      -------      -------      -------
        Operating income (loss)                            (379)        (379)          --           --
                                                        -------      -------      -------      -------

Other income (expense):
     Interest income                                         40           40           --           --
     Interest expense                                    (1,586)      (1,586)          --           --
     Interest expense - intercompany                     (1,404)      (1,404)          --       (1,404)
     Loss on sale of natural gas and oil properties          --            0           --           --
                                                        -------      -------      -------      -------
                                                         (2,950)      (2,950)          --       (1,404)
                                                        -------      -------      -------      -------

Minority interest in net loss                                --       (2,280)          --           --

                                                        -------      -------      -------      -------
Net loss before income taxes                             (3,329)      (1,049)          --       (1,404)

Equity in net loss of investee                               --           --       (2,280)         389
                                                        -------      -------      -------      -------
     Net loss                                           $(3,329)     $(1,049)     $(2,280)     $(1,015)
                                                        =======      =======      =======      =======



          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                     BRIGHAM                   BRIGHAM      BRIGHAM
                                                     OIL &        BRIGHAM,     HOLDINGS     HOLDINGS
                                                     GAS, L.P.      INC.       I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                       $ 4,162      $ 4,162      $    --      $    --
     Workstation revenue                                  75           75           --           --
                                                     -------      -------      -------      -------
                                                       4,237        4,237           --           --
                                                     -------      -------      -------      -------
Costs and expenses:
     Lease operating                                     564          564           --           --
     Production taxes                                    255          255           --           --
     General and administrative                        1,069        1,069           --           --
     Depletion of natural gas and oil properties       1,690        1,690           --           --
     Depreciation and amortization                       113          113           --           --
     Amortization of stock compensation                   65           65           --           --
                                                     -------      -------      -------      -------
                                                       3,756        3,756           --           --
                                                     -------      -------      -------      -------
        Operating income (loss)                          481          481           --           --
                                                     -------      -------      -------      -------

Other income (expense):
     Interest income                                      37           37           --           --
     Interest expense                                 (1,866)      (1,866)          --           --
                                                     -------      -------      -------      -------
                                                      (1,829)      (1,829)          --           --
                                                     -------      -------      -------      -------

Minority interest in net loss                             --         (923)          --           --
                                                     -------      -------      -------      -------
Net loss before income taxes                          (1,348)        (425)          --           --

Income tax benefit                                        --          145           --           --
Equity in net loss of investee                            --           --         (923)          96
                                                     -------      -------      -------      -------
     Net loss                                        $(1,348)     $  (280)     $  (923)     $    96
                                                     =======      =======      =======      =======

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                             BRIGHAM                     BRIGHAM       BRIGHAM
                                                             OIL &         BRIGHAM,      HOLDINGS      HOLDINGS
                                                             GAS, L.P.       INC.         I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                               $ 10,855      $ 10,855      $     --      $     --
     Workstation revenue                                          247           247            --            --
                                                             --------      --------      --------      --------
                                                               11,102        11,102            --            --
                                                             --------      --------      --------      --------
Costs and expenses:
     Lease operating                                            1,679         1,679            --            --
     Production taxes                                             685           685            --            --
     General and administrative                                 2,700         2,705             5             5
     Depletion of natural gas and oil properties                5,650         5,650            --            --
     Depreciation and amortization                                398           398            --            --
     Amortization of stock compensation                           (10)          (10)           --            --
                                                             --------      --------      --------      --------
                                                               11,102        11,107             5             5
                                                             --------      --------      --------      --------
        Operating income (loss)                                     0            (5)           (5)           (5)
                                                             --------      --------      --------      --------

Other income (expense):
     Interest income                                              134           134            --            --
     Interest expense                                          (4,464)       (4,464)           --            --
     Interest expense - intercompany                           (4,082)       (4,082)           --        (4,082)
     Loss on sale of natural gas and oil properties           (12,195)      (12,195)           --            --
                                                             --------      --------      --------      --------
                                                              (20,607)      (20,607)           --        (4,082)
                                                             --------      --------      --------      --------

Minority interest in net loss                                      --       (14,116)           --            --

                                                             --------      --------      --------      --------
Net loss before income taxes                                  (20,607)       (6,496)           (5)       (4,087)

Equity in net loss of investee                                     --            --       (14,116)       (2,203)
                                                             --------      --------      --------      --------
     Net loss                                                $(20,607)     $ (6,496)     $(14,121)     $ (6,290)
                                                             ========      ========      ========      ========


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                     BRIGHAM                     BRIGHAM       BRIGHAM
                                                     OIL &         BRIGHAM,      HOLDINGS      HOLDINGS
                                                     GAS, L.P.       INC.         I, LLC       II, LLC
Revenues:
     Natural gas and oil sales                       $ 11,292      $ 11,292      $     --      $     --
     Workstation revenue                                  322           322            --            --
                                                     --------      --------      --------      --------
                                                       11,614        11,614            --            --
                                                     --------      --------      --------      --------
Costs and expenses:
     Lease operating                                    1,542         1,542            --            --
     Production taxes                                     705           705            --            --
     General and administrative                         3,351         3,357             6             6
     Depletion of natural gas and oil properties        4,480         4,480            --            --
     Depreciation and amortization                        288           288            --            --
     Amortization of stock compensation                   298           298            --            --
                                                     --------      --------      --------      --------
                                                       10,664        10,670             6             6
                                                     --------      --------      --------      --------
       Operating income (loss)                            950           944            (6)           (6)
                                                     --------      --------      --------      --------

Other income (expense):
     Interest income                                      114           114            --            --
     Interest expense                                  (4,298)       (4,298)           --          (507)
                                                     --------      --------      --------      --------
                                                       (4,184)       (4,184)           --          (507)
                                                     --------      --------      --------      --------

Minority interest in net loss                              --        (2,215)           --            --
                                                     --------      --------      --------      --------
Net loss before income taxes                           (3,234)       (1,025)           (6)         (513)

Income tax benefit                                         --           337            --            --
Equity in net loss of investee                             --            --        (2,215)         (479)
                                                     --------      --------      --------      --------
     Net loss                                        $ (3,234)     $   (688)     $ (2,221)     $   (992)
                                                     ========      ========      ========      ========



          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                       BRIGHAM       BRIGHAM
                                                                            OIL &         BRIGHAM,       HOLDINGS      HOLDINGS
                                                                           GAS, L.P.        INC.          I, LLC       II, LLC
Cash flows from operating activities:
     Net loss                                                              $(20,607)     $ (6,496)       $(14,121)     $ (6,290)
     Adjustments to reconcile net loss to cash
     provided by operating activities:
         Depletion of natural gas and oil properties                          5,650         5,650              --            --
         Depreciation and amortization                                          398           398              --            --
         Amortization of stock compensation                                     (10)          (10)             --            --
         Amortization of deferred loan fees and debt issuance costs             878           878              --            --
         Loss on sale of natural gas and oil properties                      12,195        12,195              --            --
         Minority interest in net loss                                           --       (14,116)             --            --
         Equity in net loss of investee                                          --            --          14,116         2,203
         Changes in working capital and other items:
            Decrease in accounts receivable                                   2,311         2,311              --            --
            Increase in prepaid expenses                                       (190)         (190)             --            --
            Decrease in accounts payable                                     (2,466)       (2,466)             --            --
            Increase in participant advances received                         1,040         1,040              --            --
            Decrease in other current liabilities                              (203)         (203)             --            --
            Increase in intercompany accounts payable                            49            11              --            53
            Other noncurrent assets                                             (76)          (76)             --            --
            Other noncurrent liabilities                                     (5,663)       (5,663)             --            --
                                                                           --------      --------        --------      --------
                                                                             (6,694)       (6,737)             (5)       (4,034)
                                                                           --------      --------        --------      --------
Cash flows from investing activities:
     Additions to natural gas and oil properties                            (18,310)      (18,310)             --            --
     Proceeds from sale of natural gas and oil properties                    27,122        27,122              --            --
     Additions to other property and equipment                                 (146)         (146)             --            --
     Change in investment in subsidiaries and intercompany advances            (191)           39               5             6
     Change in drilling advances paid                                          (302)         (302)             --            --
                                                                           --------      --------        --------      --------
                                                                              8,173         8,403               5             6
                                                                           --------      --------        --------      --------
Cash flows from financing activities:
     Increase in notes payable                                               12,750        12,750              --            --
     Repayment of notes payable                                             (16,750)      (16,750)             --            --
     Increase in intercompany notes payable                                   4,028         4,028              --         4,028
     Principal payments on capital lease obligations                           (193)         (193)             --            --
     Deferred loan fees paid                                                   (688)         (688)             --            --
                                                                           --------      --------        --------      --------
                                                                               (853)         (853)             --         4,028
                                                                           --------      --------        --------      --------

Net increase in cash and cash equivalents                                       626           813              --            --

Cash and cash equivalents, beginning of period                                2,549         2,563               5             6
                                                                           --------      --------        --------      --------
Cash and cash equivalents, end of period                                   $  3,175      $  3,376        $      5      $      6
                                                                           ========      ========        ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $  3,739      $  3,739        $     --      $     --

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                         $     51      $     51        $     --      $     --
     Increase in accounts payable for deferred loan fees to be
         paid in future periods                                            $    150      $    150        $     --      $     --
     Capital contribution received in exchange for accounts
         payable and other noncurrent liabilities                          $  5,469      $     --        $     --      $     --
     Intercompany capital contributions                                    $     --      $  1,723        $  3,746      $  1,668



          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                      BRIGHAM       BRIGHAM
                                                                            OIL &        BRIGHAM,       HOLDINGS      HOLDINGS
                                                                           GAS, L.P.       INC.        I, LLC         II, LLC
Cash flows from operating activities:
     Net loss                                                              $ (3,234)     $   (688)      $ (2,221)     $   (992)
     Adjustments to reconcile net loss to cash
     used by operating activities:
         Depletion of natural gas and oil properties                          4,480         4,480             --            --
         Depreciation and amortization                                          288           288             --            --
         Amortization of stock compensation                                     298           298             --            --
         Amortization of deferred loan fees and debt issuance costs             425           425             --            --
         Minority interest in net loss                                           --        (2,215)            --            --
         Equity in net loss of investee                                          --            --          2,215           479
         Changes in working capital and other items:
            Increase in accounts receivable                                  (3,198)       (3,198)            --            --
            Increase in prepaid expenses                                        (74)          (74)            --            --
            Increase in accounts payable                                      1,759         1,759             --            --
            Increase in participant advances received                           437           437             --            --
            Increase in other current liabilities                             1,612         1,612             --            --
            Decrease in deferred income tax liability                            --          (336)            --            --
            Other noncurrent assets                                               6             6             --            --
            Other noncurrent liabilities                                        (94)          (94)            --            --
                                                                           --------      --------       --------      --------
                                                                              2,705         2,700             (6)         (513)
                                                                           --------      --------       --------      --------
Cash flows from investing activities:
     Additions to natural gas and oil properties                            (52,782)      (52,782)            --            --
     Additions to other property and equipment                                 (511)         (511)            --            --
     Change in investment in subsidiaries and intercompany advances            (408)          (13)        (5,223)      (41,812)
     Change in drilling advances paid                                          (326)         (326)            --            --
                                                                           --------      --------       --------      --------
                                                                            (54,027)      (53,632)        (5,223)      (41,812)
                                                                           --------      --------       --------      --------
Cash flows from financing activities:
     Capital contributions received                                           7,642         7,642          5,235        42,331
     Increase in notes payable                                               83,800        83,800             --            --
     Repayment of notes payable                                             (78,800)      (78,800)            --            --
     Increase in intercompany notes payable                                  40,000        40,000             --            --
     Principal payments on capital lease obligations                           (176)         (176)            --            --
     Deferred loan fees paid                                                 (1,990)       (1,990)            --            --
                                                                           --------      --------       --------      --------
                                                                             50,476        50,476          5,235        42,331
                                                                           --------      --------       --------      --------

Net decrease in cash and cash equivalents                                      (846)         (456)             6             6

Cash and cash equivalents, beginning of period                                1,701         1,701             --            --
                                                                           --------      --------       --------      --------
Cash and cash equivalents, end of period                                   $    855      $  1,245       $      6      $      6
                                                                           ========      ========       ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                              $  3,182      $  3,182       $     --      $     --

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                         $    320      $    320       $     --      $     --
     Intercompany capital contributions                                    $     --      $     --       $ 29,911      $ 13,318




          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                    CONDENSED STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)
                                   (unaudited)


                                                                                       Retained
                                             Common Stock              Additional     Earnings/
                                        --------------------------       Paid-in     Accumulated     Partners'
                                          Shares        Amounts          Capital       Deficit        Capital       Total
                                        ----------     -----------     -----------     --------      --------      --------
Brigham Oil & Gas, L.P.
     Balance,
       December 31, 1998                        --     $        --     $        --     $     --      $ 17,124      $ 17,124
     Capital contribution                       --              --              --           --         5,469         5,469
     Net loss                                   --              --              --           --       (20,607)      (20,607)
                                        ----------     -----------     -----------     --------      --------      --------
     Balance,
       September 30, 1999                       --     $        --     $        --     $     --      $  1,986      $  1,986
                                        ==========     ===========     ===========     ========      ========      ========

Brigham Inc.
     Balance,
       December 31, 1998                     1,000     $         1     $    16,109     $(10,727)     $     --      $  5,383
     Capital contribution                       --              --           1,723           --            --         1,723
     Net loss                                   --              --              --       (6,496)           --        (6,496)
                                        ----------     -----------     -----------     --------      --------      --------
     Balance,
       September 30, 1999                    1,000     $         1     $    17,832     $(17,223)     $     --      $    610
                                        ==========     ===========     ===========     ========      ========      ========

Brigham Holding I, LLC
     Balance,
       December 31, 1998                        --     $        --     $        --     $     --      $ 11,719      $ 11,719
     Capital contribution                       --              --              --           --         3,746         3,746
     Net loss                                   --              --              --           --       (14,121)      (14,121)
                                        ----------     -----------     -----------     --------      --------      --------
     Balance,
       September 30, 1999                       --     $        --     $        --     $     --      $  1,344      $  1,344
                                        ==========     ===========     ===========     ========      ========      ========

Brigham Holdings II, LLC
     Balance,
       December 31, 1998                        --     $        --     $        --     $     --      $  5,212      $  5,212
     Capital contribution                       --              --              --           --         1,668         1,668
     Net loss                                   --              --              --           --        (6,290)       (6,290)
                                        ----------     -----------     -----------     --------      --------      --------
     Balance,
       September 30, 1999                       --     $        --     $        --     $     --      $    590      $    590
                                        ==========     ===========     ===========     ========      ========      ========


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)



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

       On February 25, 1997, the Company was formed for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of the Partnership. Subsequent to the Exchange and the Offering, the Company owned a 68.5% interest in the Partnership and Brigham, Inc. owned a 31.50% interest in the Partnership. Effective January 1, 1998, Brigham, Inc. contributed 30.5% of its 31.5% interest in the Partnership to Holdings II, a newly formed Nevada LLC and wholly owned subsidiary of Brigham, Inc., whose only asset is its investment in the Partnership. Also effective January 1, 1998 the Company contributed its 68.5% interest in the Partnership to Brigham Holdings I, a newly formed Nevada LLC and wholly owned subsidiary of the Company whose only asset is its investment in the Partnership

2.     BASIS OF PRESENTATION

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

3.     SALE OF NATURAL GAS AND OIL PROPERTIES

       In February 1999, the Partnership entered into a project financing arrangement with Duke Energy Financial Services, Inc. ("Duke") to fund the continued exploration of five projects covered by approximately 200 square miles of 3-D seismic data acquired in 1998. In this transaction, the Partnership conveyed 100% of its working interest in land and seismic in these project areas to a newly formed limited liability company (the "Duke LLC") for a total consideration of $10 million. The Partnership is the managing member of the Duke LLC with a 1% interest, and Duke is the sole remaining member with a 99% interest. Pursuant to the terms of the Duke LLC agreement, the Partnership pays 100% of the drilling and completion costs for all wells drilled by the Duke LLC

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


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

4.     ISSUANCE OF COMMON STOCK

       In March 1999, the Partnership entered into an agreement with Veritas DGC Land, Inc. ("Veritas") to exchange 1,002,865 shares of newly issued Brigham Exploration Company common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due from the Partnership to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provides for the payment by the Partnership of up to $1 million in future seismic processing services to be performed by Veritas through December 31, 1999, in newly issued shares of the Company's common stock valued at $3.50 per share, in the event that the Partnership does not elect to pay for such services in cash. The settlement of these seismic processing services has been determined on a quarterly basis. Subsequent to March 30, 1999, the Company issued an additional 208,715 shares of common stock valued at $3.50 per share to Veritas pursuant to the Partnership's election to settle certain seismic processing service obligations incurred during the second and third quarters of 1999 in the Company's common stock instead of cash.

5.     AMENDMENT TO REVOLVING CREDIT FACILITY

       In July 1999, the Partnership and its senior lenders entered into an amendment to the Partnership's revolving credit facility (the "Credit Facility"). This amendment provides the Partnership with borrowing availability of $56 million principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. The Partnership's senior lenders have indicated that the borrowing availability provided under the amended Credit Facility exceeds that which would otherwise be made available under a more traditional conforming borrowing base calculation based on the estimated value of the Partnership's current net proved reserves and its cash flow. As consideration for this amendment to the Credit Facility, in July 1999 Brigham Exploration Company issued to the Partnership's senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time. An estimated value of $1.2 million was attributed to these warrants by the Partnership and was recognized as additional deferred loan fees which will be amortized over the remaining period to maturity of the Credit Facility borrowings at January 26, 2001.

6.     HEDGING ACTIVITIES

       In September 1999, the Partnership entered into five call options with a counterparty for certain future oil and natural gas production. Under the terms of the contracts, for any month where the average index price (WTI or ANR Pipeline Company - Oklahoma) is greater than the strike price per the contract, the Partnership is required to pay to the counterparty the absolute value of that difference times the production volumes covered under the contract. If the average index price is less than the strike price for a given month, no settlement is required. These contracts are summarized as follows:

                  Daily                           Total Volumes Hedged       Average
  Call           Volumes                       -------------------------      Fixed
Options           Hedged      Monthly Term      2000     2001      2000   Contract Price
-------         --------     -------------     ------  -------   -------  --------------
Contract #1       600        October 1999 -    55,200   54,000      -         $24.00
                  Bbls        March 2000        Bbls     Bbls                per Bbl

Contract #2       600         April 2000 -     54,600     -         -         $22.00
                  Bbls         June 2000        Bbls                         per Bbl

Contract #3      10,000        May 2001 -        -     1,840,000    -         $2.665
                 MMBtu       October 2001                MMBtu               per MMBtu

Contract #4      10,000      November 2000 -     -      610,000  1,200,000    $2.670
                 MMBtu         April 2002                MMBtu    MMBtu      per MMBtu

Contract #5      10,000        May 2002 -        -        -       610,000     $2.670
                 MMBtu        June 2002                            MMBtu     per MMBtu

7.     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Partnership must adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. The Partnership is in the process of analyzing the potential impact of this standard on its financial statement presentations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Comparison of three month periods ended September 30, 1998 and September 30,
1999

      Natural gas and oil sales. Natural gas and oil sales decreased 1% from $4.2 million in the third quarter of 1998 to $4.1 million in the third quarter of 1999. Of this net decrease, $483,000 was attributable to a decrease in production volumes, offset in part by $430,000 attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas decreased 5% from 1,198 MMcf in the third quarter of 1998 to 1,142 MMcf in the third quarter of 1999. Net natural gas volumes for the third quarter of 1998 included approximately 205 MMcf attributable to properties sold by Brigham in June 1999. Therefore, after adjusting for the effects of the property divestitures, net natural gas volumes increased 15% in the third quarter of 1999, compared to the same period in 1998, as a result of the completion of wells drilled early in 1999 and recompletion and workover projects performed by the Company on certain producing wells. The average price received for natural gas decreased 13% from $2.32 per Mcf in the third quarter of 1998 to $2.01 per Mcf in the third quarter of 1999. As a result of natural gas hedging activities, losses of $610,000, or $0.53 per Mcf, were realized in the third quarter of 1999, compared to gains of $236,000, or $0.20 per Mcf, in the third quarter of 1998. Production volumes for oil decreased 24% from 114 MBbls in the third quarter of 1998 to 87 MBbls in the third quarter of 1999. This decrease in net oil production volumes was primarily due to the natural decline of existing producing oil wells coupled with the Company's strategic decision to reduce its drilling for oil prospects during the previous 12 months in favor of natural gas projects. Additionally, Brigham's June 1999 property divestitures resulted in a 9 MBbl reduction of net oil production volumes in the third quarter of 1999 compared to the third quarter of 1998. The average price received for oil increased 71% from $12.14 per Bbl in the third quarter of 1998 to $20.76 per Bbl in the third quarter of 1999.

      Workstation revenue. Workstation revenue increased 15% from $75,000 in the third quarter of 1998 to $86,000 in the third quarter of 1999. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations.

      Lease operating expenses. Lease operating expenses decreased 7% from $564,000 for the third quarter of 1998 to $525,000 for the third quarter of 1999 and, on a per unit of production basis, lease operating expenses for the same periods increased 7% from $0.30 per Mcfe to $0.32 per Mcfe. The decrease in lease operating expenses was primarily due to a decrease in the number of producing wells in the third quarter of 1999, as compared with the same period in 1998, as a result of Brigham's June 1999 property divestitures.

      Production taxes. Production taxes increased 18% from $255,000 ($0.14 per Mcfe) for the third quarter of 1998 to $300,000 ($0.18 per Mcfe) for the third quarter of 1999, primarily as a result of a 36% increase in the average price received for natural gas and oil sales before the effects of hedging gains and losses, partially offset by the 12% decrease in equivalent natural gas and oil production volumes during the third quarter of 1999.

      General and administrative expenses. General and administrative expenses decreased 16% from $1.1 million for the third quarter of 1998 to $901,000 for the third quarter of 1999 primarily due to the reduction of various administrative costs, including the elimination of accrued employee bonuses for 1999, a 10% payroll reduction effective mid-May 1999, and a $66,000 increase in overhead fees billed to working interest participants on Company-operated wells. On a per unit of production basis, general and administrative expenses decreased from $0.57 per Mcfe for the third quarter of 1998 to $0.54 per Mcfe for the third quarter of 1999.

      Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased from $1.7 million ($0.90 per Mcfe) in the third quarter of 1998 to $2.8 million ($1.71 per Mcfe) in the third quarter of 1999. Of this net increase, $1.4 million was due to an increase in the depletion rate per unit of production, partially offset by $196,000 due to a 12% decrease in production volumes. The increased depletion rate reflected the effect of revising the 1999 year to date depletion rate to recognize lower reserve volume estimates resulting from Brigham's reduced level of drilling activity during 1999 and the Company's June 1999 property divestitures.

      Interest expense. Net interest expense increased 65% from $1.9 million in the third quarter of 1998 to $3.2 million in the third quarter of 1999. This increase was due to a higher average debt balance with a higher average interest rate in the third quarter of 1999 compared with the third quarter of 1998. The weighted average outstanding debt balance increased from $71.6 million in the third quarter of 1998 to $94.7 million in the third quarter of 1999. The average effective annual interest rate on borrowings outstanding during the third quarter of 1998 was 10.8% compared to 13.4% for the third quarter of 1999. Interest expense in the third quarter of 1999 included $2.1 million of non-cash charges, including (i) $1.4 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $533,000 for amortization of deferred financing fees, and (iii) $166,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. In connection with issuance of the Subordinated Notes in August 1998, the Company recorded the Subordinated Notes at a discount of $4.5 million to reflect the estimated value of the warrants to purchase common stock that were issued in connection with the issuance of the Subordinated Notes. This discount was increased by $479,000 in March 1999 to adjust the estimated value of the warrants based on the amendment of certain terms of the warrants, including a decrease in the exercise price per share and an increase in the term of the warrants. The Company amortizes this debt discount over the five-year term of the Subordinated Notes based on the interest method of amortization and includes such amortization in interest expense. In connection with the amendment to the Credit Facility executed in July 1999, the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees which will be amortized and included in interest expense over the remaining period to maturity of the Credit Facility borrowings at January 26, 2001.


Comparison of nine month periods ended September 30, 1998 and September 30, 1999

      Natural gas and oil sales. Natural gas and oil sales decreased 4% from $11.3 million in the first nine months of 1998 to $10.9 million in the first nine months of 1999. Of this net decrease, $938,000 was attributable to a decrease in production volumes, offset in part by $501,000 attributable to an increase in the average sales price for natural gas and oil. Production volumes for natural gas increased 2% from 3,145 MMcf in the first nine months of 1998 to 3,194 MMcf in the first nine months of 1999. Net natural gas volumes decreased in the first nine months of 1999 compared to the first nine months of 1998 by 219 MMcf attributable to the properties sold by Brigham in June 1999. Therefore, after adjusting for the effects of the property divestitures, net natural gas volumes for the period increased by 11% as a result of the completion of wells drilled early in 1999, and recompletion and workover projects performed by the Company on certain producing wells. The average price received for natural gas decreased 6% from $2.18 per Mcf in the first nine months of 1998 to $2.06 per Mcf in the first nine months of 1999. As a result of natural gas hedging activities, losses of $42,000, or $0.01 per Mcf, were realized in the first nine months of 1999, compared to gains of $275,000, or $0.09 per Mcf in the first nine months of 1998. Production volumes for oil decreased 23% from 346 MBbls in the first nine months of 1998 to 266 MBbls in the first nine months of 1999. This decrease in net oil production volumes was primarily due to the natural decline of existing producing oil wells coupled with the Company's strategic decision to reduce its drilling for oil prospects during 1998 and 1999 and the curtailment of certain producing oil wells in early 1999, both in response to low oil prices. Additionally, Brigham's June 1999 property divestitures resulted in a 9 MBbl reduction of net oil production volumes for the first nine months of 1999 compared to the first nine months of 1998. The average price received for oil increased 26% from $12.82 per Bbl in the first nine months of 1998 to $16.12 per Bbl in the first nine months of 1999.

      Workstation revenue. Workstation revenue decreased 23% from $322,000 in the first nine months of 1998 to $247,000 in the first nine months of 1999. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. This decrease is primarily attributable to the Company's increased working interests in its most recently acquired 3-D seismic data, which reduces the amount of workstation interpretation costs that Brigham can bill to its project participants. The Company expects workstation revenue to continue to decline in 1999 due to the Company's increased working interests in the square miles of 3-D seismic it acquired in 1997 and 1998.

      Lease operating expenses. Lease operating expenses increased 9% from $1.5 million for the first nine months of 1998 to $1.7 million for the first nine months of 1999, and, on a per unit of production basis, lease operating expenses for the same periods increased 17% from $0.30 per Mcfe to $0.35 per Mcfe. The increase in lease operating expenses was primarily attributable to higher costs incurred related to recompletion and workover projects performed during 1999 on certain producing wells. This increase was partially offset by a 5% decrease in lease operating expenses resulting from Brigham's June 1999 property divestitures.

      Production taxes. Production taxes decreased 3% from $705,000 ($0.14 per Mcfe) for the first nine months of 1998 to $685,000 ($0.14 per Mcfe) for the first nine months of 1999, primarily as a result of the 8% decrease in equivalent natural gas and oil production volumes, partially offset by the 5% increase in the average price received for equivalent natural gas and oil sales during the first nine months of 1999.

      General and administrative expenses. General and administrative expenses decreased 19% from $3.4 million for the first nine months of 1998 to $2.7 million for the first nine months of 1999 primarily due to the reduction of various administrative costs, including the elimination of accrued employee bonuses for 1999, a 10% payroll reduction effective mid-May 1999, and a $331,000 increase in overhead fees billed to working interest participants on Company-operated wells. On a per unit of production basis, general and administrative expenses decreased 12% from $0.64 per Mcfe for the first nine months of 1998 to $0.57 per Mcfe for the first nine months of 1999.

      Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased from $4.5 million ($0.86 per Mcfe) in the first nine months of 1998 to $5.7 million ($1.18 per Mcfe) in the first nine months of 1999. Of this net increase, $1.5 million was due to a 37% increase in the depletion rate per unit of production, which was partially offset by $372,000 due to the decrease in production volumes. The increased depletion rate reflected the recognition of lower reserve volume estimates as a result of Brigham's reduced level of drilling activity during 1999 and the Company's June 1999 property divestitures.

      Interest expense. Net interest expense increased 115% from $4.3 million in the first nine months of 1998 to $9.1 million in the first nine months of 1999. This increase was due to a higher average debt balance with a higher average interest rate in the first nine months of 1999 compared with the first nine months of 1998. The weighted average outstanding debt balance increased from $58.1 million in the first nine months of 1998 to $99.5 million in the first nine months of 1999. The average effective annual interest rate on borrowings outstanding during the first nine months of 1999 was 12.2% compared to 10% for the first nine months of 1998. Interest expense in the first nine months of 1999 included $5.6 million of non-cash charges, including (i) $4.1 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $1.2 million for amortization of deferred financing fees, and (iii) $393,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. In connection with issuance of the Subordinated Notes in August 1998, the Company recorded the Subordinated Notes at a discount of $4.5 million to reflect the estimated value of the warrants to purchase common stock that were issued in connection with the issuance of the Subordinated Notes. This discount was increased by $479,000 in March 1999 to adjust the estimated value of the warrants based on the amendment of certain terms of the warrants, including a decrease in the exercise price per share and an increase in the term of the warrants. The Company amortizes this debt discount over the five-year term of the Subordinated Notes based on the interest method of amortization and includes such amortization in interest expense. In connection with the amendment to the Credit Facility executed in July 1999, the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees which will be amortized and included in interest expense over the remaining period to maturity of the Credit Facility borrowings at January 26, 2001.

      Loss on sale of natural gas and oil properties. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized as a loss the difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and natural gas properties. No property divestitures occurred during the first nine months of 1998 for which recognition of gain or loss was appropriate.


LIQUIDITY

      Despite the Company's success in building its inventory of 3-D seismic data and potential drilling locations, a number of key factors have contributed to significantly limit the Company's capital resources available to fund its continued long-term growth-oriented exploration strategy. Management believes these principal factors include: (i) lower commodity sales prices during the second half of 1998 and the early part of 1999, which reduced revenues and cash flow from the Company's production volumes, (ii) reduced access to public, private and industry sources of capital on cost-effective terms due to the continuing low commodity price environment and outlook, (iii) less than anticipated success in placing working interests with industry or financial participants in certain of its high equity interest projects during the second half of 1998, resulting in lower levels of project cost recoupment than budgeted, (iv) high levels of expenditures in 1997 and 1998 for 3-D seismic and land activities that do not generate proved reserves and cash flow until the drilling stage of the project cycle, (v) the utilization of high levels of debt to fund its accelerating exploration expenditures, and (vi) disappointing drilling results on a number of high equity interest exploratory and development wells.

      As a result of these limiting factors and an expectation for continuing difficult industry and capital markets conditions, Brigham has substantially reduced its planned capital budget for 1999 and has undertaken a number of strategic initiatives in an effort to improve and preserve its capital liquidity in the current environment. While the Company remains focused on its long-term growth objectives and the continuation of its established business model for 3-D seismic-based exploration, Brigham has adapted its business strategy in an effort to maximize value for its shareholders on a long-term basis through the implementation of the following principal strategic initiatives: (i) focusing all of the Company's planned exploration efforts in 1999 toward the drilling of its highest-grade 3-D prospects identified in its Anadarko Basin and Gulf Coast projects, concentrated primarily in trends where Brigham has achieved exploration success, (ii) elimination of substantially all planned seismic and land expenditures for new projects until its capital resources can support such additional activity, (iii) divestitures of certain producing natural gas and oil properties to raise capital to reduce debt borrowings and to redirect capital to drilling projects that have the potential to generate higher investment returns, (iv) restructuring its outstanding senior and subordinated debt agreements to provide the Company with flexibility needed to preserve cash flow to fund its expected near-term exploration activities, (v) implementation of an overhead reduction plan to reduce general and administrative expenses, and (vi) evaluating opportunities to raise additional capital either through the sales of project equity interests, further restructuring of its senior debt or the issuance of equity or equity-linked securities. The Company believes that the successful execution of these strategic initiatives will provide Brigham with sufficient capital resources to execute its planned 1999 exploration program and position the Company to realize the significant value it believes it has captured in its inventory of 3-D seismic projects and delineated drilling locations. While the Company has initiated each of these strategic directives in late 1998 and 1999, and has effected certain of them to date, the successful completion of any or all of these efforts to improve the Company's liquidity and capital availability within the expected timeframe is uncertain and will likely have a material impact on the Company's near-term capital expenditure levels and growth profile.

      On March 30, 1999, the Company entered into an agreement with Veritas DGC Land, Inc. ("Veritas") to exchange 1,002,865 shares of newly issued Brigham common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provides for the payment by Brigham of up to $1 million in future seismic processing services to be performed by Veritas through December 31, 1999, in newly issued shares of Brigham common stock valued at $3.50 per share, in the event that the Company does not elect to pay for such services in cash. The settlement of these seismic processing services has been determined on a quarterly basis. Subsequent to March 30, 1999, Brigham issued an additional 208,715 shares of common stock valued at $3.50 per share to Veritas pursuant to its election to settle certain seismic processing service obligations incurred during the second and third quarters of 1999 in common stock instead of cash. Brigham considers this arrangement to have been beneficial as it has enabled the Company to reduce its working capital commitments and preserve additional cash flow and capital availability to fund its 1999 drilling program.

CAPITAL RESOURCES

      The Company's primary sources of capital have been its revolving credit facility and other debt borrowings, public and private equity financings, the sale of interests in projects and properties, and funds generated by operations. The Company's primary capital requirements are 3-D seismic acquisition, processing and interpretation costs, land acquisition costs and drilling expenditures. In January 1998, the Company entered into a new revolving credit facility that provided for an initial borrowing availability of $75 million that was used to repay its then outstanding borrowings under its previous credit facility and to fund capital expenditures. This Credit Facility has been subsequently amended, most recently in July 1999, to provide for a borrowing availability of $56 million. In August 1998, the Company issued $50 million of debt and equity securities, including $40 million of Subordinated Notes, that generated proceeds of approximately $47.5 million, net of offering costs, that were used to repay a portion of then outstanding borrowings under the Credit Facility, thereby increasing the Company's borrowing availability under its Credit Facility to fund capital expenditures. In late June 1999, the Company received $17.1 million ($16.8 million after the adjustment for transaction costs and post-closing adjustments) from the sale of its interests in producing and non-producing natural gas and oil properties within two non-operated fields in its Anadarko Basin province.

Cash Flow Analysis

      In the first nine months of 1999, cash flow used by operating activities was $2.7 million primarily as a result of a $5.7 million decrease in other noncurrent liabilities partially offset by a net $458,000 increase in non-cash working capital and a net $2.5 million from total revenues, less lease operating expenses, production taxes, general and administrative expenses and cash interest expenses. Cash flow provided by investing activities was $8.4 million in the first nine months of 1999 primarily as a net result of $18.3 million of capital expenditures related to exploration activities and $27.1 million of proceeds received from the sale of interests in certain seismic projects and natural gas and oil properties. Cash flow used in financing activities was $4.9 million in the first nine months of 1999 resulting from a $4.0 million net reduction in notes payable attributable to the repayment of outstanding borrowings under the Credit Facility and the payment of deferred loan fees and principal payments made on capital lease obligations.

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

      As a result of the completion of the majority of the Company's strategic initiatives to improve its capital resources, including the late June 1999 property divestitures and the application of the net sales proceeds to reduce borrowings outstanding under the Credit Facility, the Company and its senior lenders entered into an amendment to the Credit Facility in July 1999. This amendment provides the Company with borrowing availability of $56 million principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. The Company's lenders have indicated that the borrowing availability provided under the amended Credit Facility exceeds that which would otherwise be made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's current net proved reserves and its cash flow. As consideration for this amendment to the Credit Facility, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees which will be amortized over the remaining period to maturity of the Credit Facility borrowings at January 26, 2001.

      Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. The borrowing availability will be redetermined by the senior lenders at January 31, 2000, based on the Company's then estimated net proved reserve value and cash flow.

      At November 10, 1999, the Company had $55 million in borrowings outstanding under the Credit Facility, which bear interest at an average annual rate of 8.54%.

      The Credit Facility has certain financial covenants including current and interest coverage ratios, as defined. The Company and its lenders effected the March 1999 amendment to the Credit Facility to enable the Company to comply with certain financial covenants of the Credit Facility, including the minimum current ratio, minimum interest coverage ratio and the limitation on capital expenditures related to seismic and land activities. The Company believes its amendments are indicative of its senior lenders' cooperation in the current oil and natural gas industry environment. If oil and natural prices deteriorate beyond the date of redetermination of borrowing availability or the Company does not generate its expected growth in proved reserves through its drilling activities planned for the remainder of 1999, the Company believes its senior lenders may require the Company to reduce its level of borrowing under the Credit Facility accordingly. Should the Company be unable to comply with certain of the financial covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

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

      Principal outstanding under the Subordinated Notes is due at maturity on August 20, 2003. Interest on the Subordinated Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Subordinated Notes. Interest shall be paid in cash at interest rates of 12%, 13% and 14% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes; provided, however, that the Company may pay interest in kind for a cumulative total of six quarterly interest payments at interest rates of 13%, 14% and 15% per annum during years one through three, year four and year five, respectively, of the term of the Notes.

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

      At September 30, 1999 and November 10, 1999, the Company has $44 million principal amount of Subordinated Notes outstanding.

Capital Expenditures

      As a result of the Company's limited available capital resources, Brigham has significantly reduced its capital expenditure budget for 1999 from the Company's previously anticipated levels in an effort to match its current and expected future capital resources. The Company's current 1999 capital budget is estimated to be $25 million, or approximately 30% of 1998 expenditures. The Company's budgeted 1999 capital expenditures consist of approximately $15.5 million to drill an estimated 25 to 30 gross wells, $6 million for seismic and land costs, consisting primarily of previous year commitments and obligations to acquire 3-D data and acreage, and $4 million for capitalized general and administrative expenses and other fixed asset expenditures. Brigham expects that its 1999 drilling expenditures will be allocated to prospects identified among its 3-D projects primarily in its Anadarko Basin and Gulf Coast provinces, and such expenditures will be devoted to the drilling of the highest grade prospects in the Company's inventory of potential drilling locations. The Company intends to fund these budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its Credit Facility and the sales of certain assets and equity interests (including the Anadarko Basin property divestitures completed in late June 1999, the sale of interests in certain 3-D seismic projects for $11.5 million completed in January 1999 and the potential sales of additional interests in certain 3-D seismic projects during the second half of 1999). The Company's capital availability during 1999 will depend to a large extent on its success raising additional financing through its planned and potential strategic initiatives discussed above, and therefore the Company's actual 1999 capital expenditures may differ from its current estimates. In the event additional financing is not available in the amounts or timing needed, the Company may be required to curtail its planned exploration activities in 1999 and take further measures to reduce the size and scope of its business.

OTHER MATTERS

Year 2000 Issues

      Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit date field meaning that they may not be able to properly recognize dates in the year 2000. The Company developed a plan to address this issue and has reviewed its information technology systems, such as computer hardware and software, as well as non-information technology systems, including computer controlled equipment and electronic devices used to operate equipment involved in processing and interpreting 3-D seismic data.

      The Company has completed the internal identification and remediation phases of its plan by identifying all computerized systems and completing an inventory of its equipment and component parts. The Company reviewed the manufacturer's information and/or performance testing with respect to its inventory. Where material problems were identified, the Company has undertaken remediation, replacement or alternative procedures for non-compliant equipment or facilities on a business priority basis. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant

      As of September 30, 1999, all costs incurred by the Company in connection with its Year 2000 compliance efforts were included within the Company's normal general and administrative expenses (for example, regular maintenance of software programs). The Company is currently expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue, and these costs are being funded through operating cash flow. However, in certain instances the Company may determine that replacing existing equipment may be appropriate and may capitalize such replacements. The Company currently estimates that its total out-of-pocket costs to become Year 2000 compliant will be insignificant. The Company currently expects that such costs will not have a material adverse effect on the Company's financial condition, operations or liquidity.

      The Company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties including, among others, suppliers, contractors, joint venture participants, financial institutions, customers and governments do not become Year 2000 compliant on a timely basis. The Company has identified third parties whose business significantly impacts the Company and has attempted to contact those significant third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. All significant third party responses received to date have indicated that such entities are either Year 2000 compliance or expect to be Year 2000 compliant prior to January 1, 2000. The Company is in the process of performing follow-up inquiries with respect to those significant third parties that have not responded to the Company's previous Year 2000 compliance information requests. The Company expects to have completed the remaining follow up inquiries by November 30, 1999, and will endeavor to undertake any appropriate remediation efforts that may be required as a result of those third party investigations.

      If those with whom the Company conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on the Company's liquidity and results of operations. In the event third parties are unable to timely resolve their Year 2000 problems, such failure could partially affect the Company's ability to conduct its operations, sell its oil and natural gas and receive related payments. Year 2000 failures could also cause a shutdown of the pipeline systems into which the Company markets its natural gas and oil production. In addition, there could be disruptions in getting certain vendors to provide supplies and /or services in support of the Company's operation. While this is the most likely worst case scenario, based upon the responses received from industry partners and an analysis of the services and products that are provided by those from whom the Company has not yet received a response, the Company is not currently aware of a likely business disruption. Since the elements of such a scenario are outside of the Company's control and an effective contingency plan would not be economically feasible, the Company has not developed a contingency plan for dealing with a worst case scenario. However, the Company currently believes that it will be able to resolve its own Year 2000 issues in a timely manner.

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

PART II.  OTHER INFORMATION:

Item 2.   Changes in Securities

          In July 1999, the Company issued to Bank of Montreal and Societe General, Southwest Agency (the "Lenders"), warrants to purchase a total of one million shares of Brigham Exploration Company common stock at an exercise price of $2.25 per share. The warrants have a seven year term from the date of issuance and are exercisable at the holders' option at any time. The warrants were issued as consideration for an amendment executed in July 1999 to the revolving credit agreement between the Company and the Lenders. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

          Pursuant to the Company's agreement dated March 30, 1999 with Veritas DGC Land, Inc. ("Veritas"), in August 1999 the Company exchanged 89,165 shares of newly issued Brigham Exploration Company common stock valued at $3.50 per share for approximately $312,000 of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Veritas represented its intention to acquire the shares for investment purposes only and not for the purpose of resale or distribution, and appropriate legends were affixed to the certificate issued in such transaction. Veritas was given access to information about the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  10.1 Agreement dated as of August 16, 1999 between Brigham Exploration Company and Jon L. Glass for the amendment of an Employee Stock Ownership Agreement and Option Agreements.

                  10.2 Agreement dated as of August 16, 1999 between Brigham Exploration Company and Craig M. Fleming for the amendment of an Employee Stock Ownership Agreement and Option Agreement.

                  10.3 Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers.

                  10.4 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Bank of Montreal.

                  10.5 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Societe Generale, Southwest Agency.

                  27       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized, in the City of Austin, State of Texas, on the 12th day of November, 1999.

                                       BRIGHAM EXPLORATION COMPANY


                                   By:    /s/ BEN M. BRIGHAM
                                       ---------------------------------------
                                       Ben M. Brigham
                                       Chief Executive Officer, President and
                                          Chairman of the Board



                                   By:    /s/ CURTIS F. HARRELL
                                       ---------------------------------------
                                       Curtis F. Harrell
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

    EXHIBIT
      NO.                                 DESCRIPTION
    -------                               -----------
     10.1           Agreement dated as of August 16, 1999 between Brigham
                    Exploration Company and Jon L. Glass for the amendment of an
                    Employee Stock Ownership Agreement and Option Agreements.

     10.2           Agreement dated as of August 16, 1999 between Brigham
                    Exploration Company and Craig M. Fleming for the amendment of an Employee Stock Ownership Agreement and Option
                    Agreements.

     10.3 Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers.

     10.4 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Bank of Montreal.

     10.5 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Societe Generale, Southwest Agency.

      27            Financial Data Schedule