Form 10-K
period 1999-12-31
BRIGHAM EXPLORATION CO
filed 2000-03-30
CIK 1034755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K

                            -------------------------
                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2000, the Registrant had 16,712,908 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 23, 2000, as reported on The Nasdaq Stock Market(sm), was approximately $14 million. For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.       BUSINESS.........................................................1

ITEM 2.       PROPERTIES.......................................................9

ITEM 3.       LEGAL PROCEEDINGS...............................................18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..............18

EXECUTIVE OFFICERS OF THE REGISTRANT..........................................19

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.................................20

ITEM 6.       SELECTED FINANCIAL DATA.........................................21

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................22

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......41

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................42

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................42

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............42

ITEM 11.      EXECUTIVE COMPENSATION..........................................42

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT................................42

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............43

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K.........................................43

GLOSSARY OF OIL AND GAS TERMS.................................................52

SIGNATURES....................................................................54

INDEX TO FINANCIAL STATEMENTS...............................................F1-1

                          BRIGHAM EXPLORATION COMPANY

                         1999 ANNUAL REPORT ON FORM 10-K

ITEM 1.     BUSINESS

Overview

     Brigham Exploration Company ("Brigham" or the "Company") is an independent exploration and production company that applies 3-D seismic imaging and other advanced technologies to systematically explore and develop onshore oil and natural gas provinces in the United States. The Company focuses its activity in provinces where it believes 3-D technology may be effectively applied to generate relatively large potential reserve volumes per well and per field, high potential production rates and multiple producing objectives. Brigham's exploration activities are concentrated primarily in three core provinces:

     o  the Anadarko Basin of western Oklahoma and the Texas Panhandle;

     o  the onshore Texas Gulf Coast; and

     o  West Texas.

     The Company pioneered the acquisition of large scale onshore 3-D seismic surveys for exploration, obtaining extensive 3-D seismic data and experience in capturing undiscovered oil and natural gas reserves. As of December 31, 1999, Brigham has acquired 5,122 square miles (3.3 million acres) of 3-D seismic data and has identified approximately 1,050 potential drilling locations, of which the Company has drilled 469 through year-end 1999. The Company generates most of its exploratory projects and, therefore, has the ability to retain a sizeable working interest in these projects.

     From inception in 1990 through 1999, Brigham drilled 395 exploratory and 74 development wells on its 3-D generated prospects with an aggregate 64% completion rate and an average working interest of 29%. As of December 31, 1999, the Company has added 143 Bcfe of net proved reserves to its reserve base, approximately 121 net Bcfe of which were discovered by Brigham through its systematic 3-D exploration drilling activities at an average net drilling cost of $0.72 per Mcfe. In 1999, the Company's average net drilling cost was $0.37 per Mcfe and its all-in net finding and development cost was $0.52 per Mcfe, each of which represent the lowest annual finding costs achieved by Brigham to date.

     The Company's estimated net proved reserves as of December 31, 1999 were 84 Bcfe having an aggregate Present Value of Future Net Revenues of $115 million, compared to estimated net proved reserves as of December 31, 1996 of 22 Bcfe having an aggregate Present Value of Future Net Revenues of $45 million. The Company's net proved reserve volumes at December 31, 1999 are 78% natural gas and 48% proved developed.

Business Strategy

     Brigham's principal objective and business strategy is to achieve superior growth in shareholder value through the application of its systematic exploration approach, which emphasizes the integrated use of 3-D seismic imaging and other advanced technologies to reduce drilling risks and finding costs. Since its inception in 1990, the Company has achieved rapid growth in its acquisition of 3-D seismic data, identification of potential drilling locations, discovery of proved reserves and production of oil and natural gas volumes. Having acquired in excess of 5,100 square miles of 3-D seismic data in proven producing trends, the Company's current activities are focused on generating tangible value from its high quality inventory of 3-D delineated prospect locations through disciplined exploration and development drilling activities and selective non-producing asset sales.

     Brigham completed its initial public offering of common stock in May 1997, raising approximately $24 million to fund the Company's accelerated 3-D seismic acquisition and exploration drilling activities. Key elements of the Company's long-term growth strategy at its initial public offering included:

     o acquiring 3-D seismic data in proven producing trends to identify and capture potential drilling locations;

     o retaining significant working interests in its exploration projects to capture a greater share of the reserves that the Company discovers;

     o    identifying higher potential, higher impact prospects; and

     o monetizing the value of its 3-D seismic investments by drilling its inventory of 3-D seismic delineated locations.

     During 1997 and 1998, the Company acquired 2,360 square miles of 3-D seismic data at an average working interest of 73%, which nearly doubled its inventory of gross onshore 3-D seismic data to 5,122 square miles as compared to year-end 1996 and increased its net onshore 3-D seismic data in inventory more than three-fold from 781 square miles at year-end 1996 to 2,507 square miles at year-end 1998. Brigham's overall level of 3-D seismic acquisition during 1997 and 1998 was the most active in the Company's history, and the vast majority of this newly acquired data was located in Brigham's higher potential Anadarko Basin and Gulf Coast provinces where it has achieved historically lower average finding costs for drilling than in its West Texas province. The majority of this data was processed in 1998 and 1999, and the interpretation and prospect generation is still underway. As a result of these significant investments in 3-D seismic acquisition and interpretation in proven natural gas producing trends, the Company believes it has assembled a significant competitive knowledge base and strategic position in each of its two active exploration provinces. Brigham further believes it has captured a high quality inventory of 3-D delineated potential drilling locations that can be monetized through the drill bit at attractive finding costs over the next several years, thereby providing opportunities for future reserve, production and cash flow growth.

     Brigham's current business strategy consists of the following key elements:

     o focus resources on drilling of its established 3-D delineated prospect inventory;

     o maintain a balanced risk-reward profile in its planned exploration and development program;

     o improve cash flow margins by continuing efforts to reduce per unit finding and operating cost components; and

     o    selectively   monetize   non-producing   assets  to   recoup   capital
          investments and improve project rates of return.

Focus on Drilling

     From 1990 to 1999, the Company directed a significant portion of its resources toward the establishment of a sizeable inventory of 3-D seismic projects within proven natural gas producing trends in the Anadarko Basin and Gulf Coast. As a result of these efforts, Brigham believes it has assembled a significant asset base within these two core exploration provinces that it has only begun to monetize through its drilling efforts to date. During 1999, Brigham began to focus the majority of its resources toward drilling activities within its established 3-D seismic projects to generate proved reserves, production volumes and cash flow from these investments. As a result, the Company achieved its lowest annual average drilling and finding and development costs in its history during 1999 at $0.37 per Mcfe and $0.52 per Mcfe, respectively. In addition, Brigham generated approximately $4 in net PV10% value of proved reserves for every dollar invested in drilling during 1999.

     Continuing to benefit from its existing 3-D seismic project assets, Brigham's primary objective in 2000 is to drill the highest-grade locations within its inventory of identified drilling locations to generate continued growth in proved reserves and cash flow. Approximately 80% of the Company's planned $25 million capital expenditure budget for 2000 is targeted for drilling activities within its Anadarko Basin and Gulf Coast 3-D seismic projects. Through December 31, 1999, the Company has achieved historical average drilling costs of $0.56 and $0.62 per Mcfe in these two provinces, respectively. With the significant competitive advantages afforded by the Company's sizeable investments in 3-D seismic data within its core provinces, Brigham expects that drilling capital expenditures should represent at least 80% of its total annual capital expenditures for the foreseeable future.

Execute Balanced Drilling Program

     The majority of the Company's historical drilling expenditures have been directed toward exploration-oriented projects. Leveraging numerous drilling discoveries during 1999, including the Company's potentially significant Home Run Field discovery, Brigham's planned 2000 drilling program consists of a balanced blend of exploration and development projects in trends where the Company has achieved historical drilling success. Of the Company's $20 million drilling budget planned for 2000, 54% of the expenditures relate to exploration projects and 46% are for development drilling projects that are either currently planned or contingent upon drilling success during the year. In addition, approximately 20% of Brigham's planned 2000 drilling program is directed toward continuing drilling activities in and adjacent to its Home Run Field discovery in its Diablo Project in South Texas, in which the Company maintains a 34% working interest. This planned activity consists of the drilling of three proved undeveloped locations within the Home Run Field and two exploratory tests of potentially significant Lower Vicksburg structures located in fault blocks that are adjacent to the Company's Home Run Field discovery. Drilling success from either of these two exploratory prospects would likely establish further development drilling locations, thereby further enhancing the overall economics from this project area.

Improve Operating Margins

     Brigham seeks to improve its return on invested capital by achieving low finding and development costs and by reducing and controlling its per unit operating costs. The Company has achieved average drilling costs of $0.72 per Mcfe during the past five years. By focusing its drilling program within areas where the Company had previously experienced drilling success, Brigham achieved improved returns on its drilling investments during 1999 with average drilling costs of $0.37 per Mcfe. Importantly, the Company's all-in finding and development costs during 1999 were $0.52 per Mcfe, a substantial improvement from its most recent five-year average finding and development costs of $1.37 per Mcfe due to:

     o Brigham's considerable prior investments in 3-D seismic and land, principally during 1997 and 1998;

     o    significantly lower non-drilling capital expenditures in 1999;

     o    improved drilling returns achieved during 1999; and

     o sales of interests in certain 3-D seismic projects in 1999 which provided reimbursements of previously incurred expenditures.

     Brigham expects this trend toward convergence of its all-in finding and development costs and drilling costs to continue during the next few years as the Company continues to capitalize on its extensive inventory of 3-D delineated prospects by allocating a substantial majority of its capital expenditures to drilling within its existing 3-D seismic project areas.

     During the past few years, Brigham's low per unit lease operating expenses can be attributed to:

     o    the relatively new nature of many of the Company's producing wells;

     o    focused operations in three core provinces; and

     o    operating a greater percentage of the wells that it drills.

     Brigham intends to continue to maintain low per unit operating expenses by:

     o monitoring and controlling production efficiency from its existing producing wells;

     o adding new producing wells that typically cost less to operate than more mature wells; and

     o seeking to achieve operating cost efficiencies through increased economies of scale by greater concentration of its producing assets within its project areas.

     Additionally, Brigham undertook numerous measures to reduce and control its overhead expenses during 1999. These measures contributed to a 33% reduction in total general and administrative expenses (including amounts capitalized) in the fourth quarter of 1999 relative to the fourth quarter 1998, and a 43% reduction in net general and administrative expenses per Mcfe during the same periods. Through a continuation of overhead cost containment efforts and production volume growth anticipated from its planned drilling program, Brigham expects to achieve further improvements in per unit general and administrative expenses during 2000.

Monetize Non-Producing Assets

     In addition to supporting a multi-year drilling program, Brigham believes that its substantial investments in 3-D seismic data and undeveloped acreage provide a significant competitive advantage to attract participants to invest in its projects, thereby recouping a portion of its initial capital investments typically on a promoted basis. Brigham has been effective at raising capital and attaining promoted working interests in its 3-D seismic projects throughout its history. During 1999, the Company raised approximately $13 million through the sales of interests in various 3-D seismic projects or individual drilling prospects to fund a portion of its capital expenditure program. Brigham expects to market interests in certain 3-D seismic projects or individual prospects during 2000 to provide incremental sources of capital for reinvestment in its drilling program and to improve its project economics.

Exploration and Operating Approach

     The Company has acquired 3-D seismic data covering 5,122 square miles (3.3 million acres) in over 20 geologic trends in seven basins and seven states. Through this activity, the Company has developed expertise in the selection of geologic trends that are suitable for 3-D seismic exploration. Brigham uses experience that it gains within a trend to enhance the quality of subsequent projects in the same trend and other analogous trends, contributing to lower finding and development costs, compressed project cycle times and increased project rates of return.

     Brigham typically acquires 3-D seismic data in and around existing producing fields where the Company can benefit from the imaging of producing analogs. These 3-D defined analogs, combined with the Company's experience in drilling 469 wells, provide the Company with a knowledge base to evaluate other potential geologic trends, 3-D seismic projects within trends and 3-D delineated potential drilling locations. The Company's knowledge base assists in identifying geologic trends where Brigham believes it can find and develop economic volumes of oil and natural gas.

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

     Brigham acquires most of its raw 3-D seismic data using seismic acquisition vendors on either a proprietary basis or through alliances affording the alliance members the exclusive right to interpret and use data for extended periods of time. In addition, the Company participates in non-proprietary group shoots of 3-D data when it believes the expected full cycle project economics are justified. In its proprietary acquisitions and alliances, Brigham selects the sites of projects, primarily guided by its knowledge and experience in the core provinces it explores; establishes and monitors the seismic parameters of each project for which data is shot; and typically selects the equipment that will be used. Data is generally priced on the basis of square miles shot.

     Brigham's operations staff includes four petroleum engineers that have an average of over thirteen years of reservoir and operations engineering experience, most of which was gained in the Company's primary areas of activity. The Company's engineers work closely with Brigham's explorationists and are integrally involved in all phases of the Company's exploration process, including preparation of pre- and post-drill reserve estimates, analysis of full cycle risked drilling economics, well design and production management. Brigham conducts field operations for its operated oil and natural gas properties through third party contract personnel. In an effort to retain better control of its project timing, operational costs and production volumes, Brigham has significantly increased the percentage of the wells that it operates during the past several years. Brigham operated 44% of the gross and 73% of the net wells it participated in during 1999, as compared with 10% and 17%, respectively, of its wells drilled during 1996. As a result of its increased operational control in recent years, Brigham-operated wells constituted 61% of the PV10% value of its proved developed producing reserves at year-end 1999, as compared with only 8% at year-end 1996.

Technical Staff

     The Company's experienced technical staff includes seven geophysicists, seven geologists, four petroleum engineers, five computer applications specialists, four geophysical/geological/engineering technicians, three landmen and three lease and division order analysts. Brigham's geophysicists have different but complementary backgrounds, and their diversity of experience in varied geological and geophysical settings, combined with various technical specializations (from hardware and systems to software and seismic data processing), provide the Company with valuable technical intellectual resources. The Company's team of explorationists has over 245 years of exploration experience, or an average of almost 18 years per person, and more than 80 years of 3-D CAEX workstation experience, most of which was acquired at Brigham and various major and large independent oil companies. Brigham's team of technical specialists was assembled according to the expertise that these individuals have within producing basins where Brigham focuses its exploration and development activities. By integrating both geologic and geophysical expertise within its project teams, Brigham believes it possesses a competitive advantage in its exploration approach. Occasionally, the Company complements and leverages its exploration staff by seeking out alliances or retainer relationships with geologists and other technical professionals who have extensive experience in a particular area of interest.

3-D Seismic Technology

     The Company's strategy is to use 3-D seismic and other advanced technologies, including CAEX, to systematically explore and develop domestic onshore oil and natural gas provinces. In general, 3-D seismic is the process of acquiring seismic data along multiple lines and grids. The primary advantage of 3-D seismic over 2-D seismic is that it provides information with respect to multiple horizontal and vertical points within a geologic formation instead of information on a single vertical line or multiple vertical lines within the formation. Acquiring larger amounts of data relating to a geologic formation allows a user to better correlate the data and, in some cases, to obtain a greater understanding and image of the formation. Although it is impossible to predict with certainty the specific configuration or composition of any underground geologic formation, the use of 3-D seismic data provides clearer and more accurate projected images of complex geologic formations, which can assist a user in evaluating whether to drill for oil and natural gas reserves. If a decision to drill is made, 3-D seismic data can also help in determining the optimal location to drill.

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

     Brigham has invested extensively in the advanced computer hardware and software necessary for 3-D seismic exploration. The Company has both Landmark and Schlumberger Geoquest CAEX workstations. This workstation flexibility provides the Company the opportunity to interpret a project on the particular CAEX workstation that it believes is best suited for defining those particular geologic objectives. Brigham's explorationists can access a diverse software tool kit including SeisWorks, StratWorks, EarthCube, OpenVision, Open Explorer, ZAP, Zmap+, ARIES, SynTool, Poststack, TDQ, AutoPix, Seis3DV, Seis2D, BaseMap+, GeoViz, Voxels, SynView, Seisan, SeisTie, CSA (Computed Seismic Attributes), Surface Slice, Hampson Russell AVO Analysis and Modeling, ZEH Graphics Plotex, CGMage Builder (graphics montage tool), and Neuralog Inc. NDS/Log and NeuraSection.

Natural Gas and Oil Marketing and Major Customers

     Most of the Company's natural gas and oil production is sold under price sensitive or spot market contracts. The revenues generated by the Company's operations are highly dependent upon the prices of and demand for natural gas and oil. The price received by the Company for its natural gas and oil production depends on numerous factors beyond the Company's control, including seasonality, competition, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries, and domestic government regulation, legislation and policies. Decreases in the prices of natural gas and oil could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its natural gas or oil production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its natural gas or oil production. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "-- Risk Factors -- Volatility Of Oil And Gas Markets Affects Us; Oil And Natural Gas Prices Are Volatile" and "-- Risk Factors -- The Marketability Of Our Production Is Dependent On Facilities That We Typically Do Not Own Or Control." For the year ended December 31, 1999, sales to Highland Energy Company, Lantern Petroleum Corporation and Duke Energy Field Services, Inc., were approximately 26%, 16%, and 11%, respectively, of the Company's natural gas and oil revenues. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single natural gas or oil customer would have a material adverse effect on the Company's results of operations.

Competition

     The oil and gas industry is highly competitive in all of its phases. The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of seismic and leasing options and oil and natural gas leases on properties. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We Face Significant Competition" and "-- Risk Factors -- We Have Substantial Capital Requirements."

Operating Hazards and Uninsured Risks

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Exploratory Drilling Is A Speculative Activity Involving Numerous Risks And Uncertain Costs; We Are Dependent On Exploratory Drilling Activities." In addition, use of 3-D seismic technology requires greater pre-drilling expenditures than traditional drilling strategies. Although the Company believes that its use of 3-D seismic technology will increase the probability of drilling success, some unsuccessful wells are likely, and there can be no assurance that unsuccessful drilling efforts will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Employees

     On March 23, 2000, the Company had 51 full-time employees. None is represented by any labor union. The Company believes its relations with its employees are good. The Company also relies on several regional consulting service companies to provide field landmen to support the Company on a project-by-project basis. One of these companies, Brigham Land Management, is owned by Vincent M. Brigham, who is the brother of Ben M. Brigham, the Company's Chief Executive Officer, President and Chairman of the Board.

Facilities

     The Company's principal executive offices are located in Austin, Texas, where it leases approximately 34,330 square feet of office space at 6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas 78730. As part of its efforts to reduce corporate overhead expenses, the Company agreed to sublease approximately 5,300 square feet of excess office space at its principal executive offices to a third party for a two-year term beginning in November 1999. In addition to its corporate headquarters location, the Company also leases a 4,100 square foot office at 450 Gears Road, Suite 240, Houston, Texas 77067.

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

Governmental Regulation

     The Company's oil and natural gas exploration, production and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies. Failure to comply with such laws, rules and regulations can result in substantial penalties. The legislative and regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the Company is unable to predict the future cost or impact of complying with such laws and regulations because they are frequently amended, interpreted and reinterpreted.

     The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.

Environmental Matters

     The Company's operations and properties are, like the oil and gas industry in general, subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict and arguably joint and several liability on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

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

     The Company has acquired leasehold interests in numerous properties that for many years have produced natural gas and oil. Although the Company believes that the previous owners of these interests have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties are operated by third parties over whom the Company has little control. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters" and "-- Risk Factors -- We Are Subject To Various Governmental Regulations And Environmental Risks."

ITEM 2.     PROPERTIES

Primary Exploration Provinces

     Brigham focuses its 3-D seismic exploration efforts in natural gas and oil producing provinces where it believes 3-D technology may be effectively applied to generate relatively large potential reserve volumes per well and per field, high potential production rates and multiple producing objectives. Brigham's exploration activities are concentrated primarily in three core provinces: the Anadarko Basin of western Oklahoma and the Texas Panhandle; the onshore Texas Gulf Coast; and West Texas. During the past three years, Brigham has concentrated the majority of its 3-D seismic and drilling activities on natural gas projects in its Anadarko Basin and Gulf Coast provinces primarily due to the higher expected rates of return provided by these opportunities relative to its more mature West Texas oil projects.

     In 1997 and 1998, Brigham made significant investments in the acquisition of 3-D seismic and prospective acreage in its Anadarko Basin and Gulf Coast provinces. Through these investments, the Company believes it has assembled an inventory of potential drilling locations that will support a multi-year drilling program, thereby providing attractive opportunities for long-term growth. Based upon the interpreted portion of its 3-D seismic data as of December 31, 1999, the Company estimates that it has identified approximately 580 potential undrilled locations within its three core exploration provinces. From inception in 1990 through 1999, Brigham achieved net drilling costs of $0.72 per Mcfe added through its 3-D seismic exploration efforts. In addition, over 400 of Brigham's estimated potential drilling locations are in its currently active Anadarko Basin and Gulf Coast provinces where the Company has achieved inception-to-date average net drilling costs of $0.56 and $0.62 per Mcfe, respectively.

     Continuing its strategy implemented during 1999, Brigham intends to focus substantially all of its efforts and available capital resources in 2000 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. Employing this emphasis during 1999, the Company achieved its lowest annual average drilling and finding and development costs of $0.37 per Mcfe and $0.52 per Mcfe, respectively. In addition, Brigham's average net drilling cost for proved developed reserve additions during 1999 was $0.63 per Mcfe.

     The Company's current 2000 capital expenditure budget is estimated to be $25 million, which includes approximately $20 million to drill an estimated 30 to 40 gross wells. Brigham's planned 2000 drilling program is comprised of a balanced blend of exploration and development drilling projects with approximately 54% of budgeted drilling expenditures targeted for exploratory prospects, 28% for development locations and the remaining 18% for development locations that are contingent upon drilling success during the year. In addition, the Company's 2000 budgeted drilling expenditures have been allocated approximately 75% to its Gulf Coast province and 25% to its Anadarko Basin province, concentrated within trends where the Company has experienced exploration success historically. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company's actual capital expenditures in 2000 may differ from the estimates discussed herein based upon cash flow and capital availability during the year. There can be no assurance that any potential drilling locations identified by the Company will be drilled at all or within the expected time frame. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including:

     o the results of exploration and development efforts and the continuing review and analysis of the seismic data;

     o the availability of sufficient capital resources by the Company and other participants for drilling prospects;

     o economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews;

     o    the  financial   resources  and  results  of  the  Company;   and

     o the availability of leases on reasonable terms and permitting for the potential drilling location.

     In addition, there can be no assurance that the budgeted wells will, if drilled, encounter reservoirs of commercial quantities of natural gas or oil.

Gulf Coast

     The onshore Texas Gulf Coast region is a high potential, multi-pay province that lends itself to 3-D seismic exploration due to its substantial structural and stratigraphic complexity. Brigham was attracted to the Gulf Coast province because of the opportunity to apply the Company's established 3-D seismic exploration approach and its staff's extensive Gulf Coast experience to a prolific, highly complex structural province with potential to discover significant natural gas reserves and production. The Company has assembled a digital data base including geographical, production, geophysical and geological information that the Company evaluates on its CAEX workstations. Brigham's team of explorationists has assembled projects in the Expanded Wilcox and Expanded Vicksburg trends in South Texas, and the Miocene and Upper, Middle, and Lower Frio trends of the mid-to-southern regions of the Texas Gulf Coast, each of which are active 3-D seismic exploration trends.

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

     As of December 31, 1999, the Company had acquired 1,096 square miles (701,440 acres) of 3-D seismic data in its Gulf Coast province. Through its drilling efforts in this region from 1996 through 1999, Brigham had completed 32 wells in 44 attempts (73% completion rate) in the Gulf Coast and had found cumulative net proved reserves of approximately 36 Bcfe at an average net drilling cost of $0.62 per Mcfe. In its Gulf Coast drilling program in 1999, the Company completed 7 wells in 12 attempts (58% completion rate) with an average working interest of 22% that contributed to the addition of approximately 12 net Bcfe of proved reserves (including revisions to previous estimates) at an average net drilling cost of $0.66 per Mcfe during the year. As of December 31, 1999, Brigham had identified approximately 210 3-D delineated potential drilling locations in the Gulf Coast province, of which the Company intends to drill 20 to 25 gross wells in 2000 with an estimated average working interest of approximately 45%.

     Brigham  intends  to  focus  its   exploration  and  development   drilling
activities in its Gulf Coast province in the following key project areas during 2000:

     Diablo Project

     Brigham's Diablo Project covers 57 square miles in Brooks County, Texas, and targets shallow Frio and deep Vicksburg producing horizons. The Company is involved in a joint venture with a major integrated oil company that controls adjoining acreage to explore on the combined acreage for potential below 10,000 feet in the Vicksburg formation in this project area. Brigham has retained a 34% working interest in this joint exploration project in which the Company and its participant currently control approximately 10,000 gross and net acres of leasehold. However, in prospective zones above 10,000 feet, primarily the Frio, Brigham has retained a 100% working interest in its original 4,000 acre lease block. The Company initially acquired 25 square miles of proprietary 3-D seismic in this project in 1997, and acquired an additional 33 square miles in 1998.

     In the fourth quarter of 1999, Brigham confirmed a major Lower Vicksburg field discovery, the Home Run Field, in its Diablo Project with the completion of the Brigham-operated Palmer State #2 well (Brigham 34% working interest). The Palmer State #2 encountered productive reservoirs in four Lower Vicksburg intervals with 210 feet of potential pay. After completion of successive operations to fracture stimulate each of these intervals during January and February 2000, the well was successfully commingled to produce simultaneously from all four Lower Vicksburg intervals. The Palmer State #2 began flowing to sales as a commingled producer in late February 2000 at average net daily production rates of 10.1 MMcf of natural gas and 650 Bbls of condensate, or approximately 14.1 MMcfe in total. Brigham's net cost to drill, complete and fracture stimulate the Palmer State #2 was approximately $0.24 per proved developed producing Mcfe discovered, and the net PV10% of the proved producing reserves attributable to the well were more than nine times the Company's net drilling investment. Brigham's 3-D interpretative mapping indicates that the Home Run Field reservoirs have over 500 feet of relief and cover approximately 1,100 acres with estimated potential gross reserves ranging from a minimum of 80 Bcfe to over 200 Bcfe (or 23 Bcfe to 58 Bcfe net), approximately 19 net Bcfe of which were booked as proved reserves as of December 31, 1999. The Company and its project participant have established a multi-well drilling plan for the development of the Home Run Field that includes the planned drilling of a minimum of three field delineation wells and two exploratory wells in adjacent fault blocks during 2000.

     The 1,100 acre Home Run Field is located upthrown from two large, untested 3-D delineated Vicksburg structures (Mariposa and Floyd) in adjacent fault blocks that cover approximately 1,200 acres. Brigham currently plans to spud an exploratory test of the estimated 1,000 acre Mariposa structure in the fourth quarter of 2000. This 3-D delineated Vicksburg feature is located beneath the shallower Mariposa Field which has produced in excess of 187 Bcf of natural gas from the Frio. The estimated 200 acre Floyd feature is an apparent four-way Lower Vicksburg closure that Brigham plans to test with an exploratory well in the third quarter of 2000. The Company believes that its Home Run Field discovery has significantly enhanced the prospectiveness of each of these large structural closures.

     Southwest Danbury Project

     Located in Brazoria County, Texas, Brigham's Southwest Danbury Project is an approximate 29 square mile 3-D project targeting a series of geo-pressured Lower Frio sands at depths ranging from 12,000 to 13,000 feet. The project area was well suited to 3-D seismic imaging due to the significant structural geologic complexity associated with Danbury Salt Dome that provides multiple prospective pay intervals. Since commencement of drilling operations in early 1998, Brigham has completed three wells in three attempts in this project area. The Company's two 1999 completions in this project, the Renn Gas Unit #1 (Brigham working interest 84%) and the Sebestia Gas Unit #1 (Brigham working interest 56%), discovered gross proved reserves in the Frio interval estimated at 12.4 Bcfe as of December 31, 1999, or 6.6 net Bcfe to the Company's revenue interests. Brigham has identified several additional 3-D seismic amplitude-supported prospects in the Upper and Lower Frio sections in its Southwest Danbury Project, three of which are expected to be tested in its 2000 drilling program, including one that may be an offset to its most recent discovery well in this project.

     Hawkins Ranch and Millenium Projects

     Brigham's Hawkins Ranch and Millenium Projects consist of 344 square miles of contiguous non-proprietary 3-D seismic data in the prolific Miocene/Frio trend in Matagorda County, Texas. Identified prospects in these project areas target potential in the shallow, nonpressured Miocene and Frio sands as well as the deeper, pressured Frio sands. Operators have been actively leasing and drilling within this acreage during the past two years. This activity has resulted in the completion of nine wells in twelve attempts, including the discovery of a 3-D delineated field that is estimated to contain gross reserves of approximately 40 Bcfe in three wells that have produced at rates in excess of 30 MMcfe of natural gas per day per well. Sustaining these high production rates, these three wells have produced in excess of 37 Bcfe in less than eighteen months. The Company's 2000 drilling program includes five 3-D seismic amplitude-supported prospects in its Hawkins Ranch and Millenium Projects that target combined gross unrisked reserve potential of 112 Bcfe. Three of these five planned exploratory wells are expected to spud during the first half of 2000. Brigham expects to retain working interests ranging from 30% to 75% in its wells planned for drilling in these project areas in 2000.

     El Sauz Project

     In May 1997, Brigham initiated its El Sauz Project with a seismic option covering approximately 94,000 acres in Willacy and Kennedy Counties, Texas. In 1998, the Company acquired approximately 200 square miles of 3-D seismic data over this acreage and sold a 45% working interest in the project to two industry participants which provided the Company with a significant carry on the pre-seismic land and seismic acquisition costs of the project. The El Sauz Project is an underexplored area that is bordered on three sides by Miocene and Frio fields which have in aggregate produced over 740 Bcf of natural gas and 94 MMBbls of oil. Primary targets in the El Sauz Project are the Miocene and Frio sands at depths of 4,500 to 10,000 feet, with additional potential as deep as 18,000 feet in the Lower Frio. Reserve targets range from 5 to 20 Bcf per well. Three prospects are planned for drilling in 2000, including a shallow Miocene 3-D seismic amplitude-supported four-way closure, an Upper Frio structural test and a deep multi-target Miocene and amplitude-supported Middle Frio test. In addition to these planned wells, the Company has identified nine additional potential drilling opportunities in its continuing interpretation of the 3-D seismic data within this project area. Brigham currently retains a 55% working interest in its El Sauz Project.

     Caliente Project

     Brigham's Caliente Project consists of 350 square miles of contiguous non-proprietary 3-D seismic data in the prolific Wilcox and Queen City trend in Duval and Webb counties of Texas. Primary targets in this project include shallow, non-pressured Queen City sands at depths ranging from 6,000 to 7,000 feet, and deeper, geo-pressured Expanded Upper Wilcox sands at depths ranging from 10,000 to 18,000 feet. Brigham has identified 35 prospects within its Caliente Project, including four prospects planned for drilling in 2000. The first of these planned wells is expected to spud during the second quarter of 2000 and will test multiple pay objectives in a fault block located updip from a well with pay on water. The Company estimates gross unrisked reserve potential attributable to this Wilcox prospect of 25 Bcfe and it expects to retain a 50% working interest in the well. During the second half of 2000, Brigham currently plans to test an additional high potential Wilcox prospect in which it expects retain a working interest of 37.5% to 50%. This prospect targets an analogous fault block to a recent discovery that encountered over 300 feet of gross pay in the target Wilcox objective. The Company estimates gross unrisked reserve potential of 37 Bcfe related to this prospect.

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

     Each of the stratigraphic and structural objectives in the Anadarko Basin can provide excellent targets for 3-D seismic imaging. The Company has assembled an extensive digital data base in this province, including geologic studies, basin wide geologic tops, production data, well data, geographic data and over 8,400 miles of 2-D seismic data. Brigham's explorationists integrate this data with their extensive expertise and knowledge base to generate 3-D projects in the Anadarko Basin.

     As of December 31, 1999, the Company had acquired 2,062 square miles (1.3 million acres) of 3-D seismic data in the Anadarko Basin. Through its drilling efforts in this region from 1994 through 1999, Brigham had completed 83 wells in 109 attempts (76% completion rate) in the Anadarko Basin and had found cumulative net proved reserves of 63 Bcfe at an average net drilling cost of $0.56 per Mcfe. In its Anadarko Basin drilling program in 1999, the Company completed 12 wells in 14 attempts (86% completion rate) with an average working interest of 40% that contributed to the addition of 15 net Bcfe of proved reserves (including revisions to previous estimates) at an average net drilling cost of $0.17 per Mcfe during the year. As of December 31, 1999, the Company had identified approximately 210 3-D delineated potential drilling locations in the Anadarko Basin, of which the Company intends to drill 10 to 15 gross wells in 2000 with an estimated average working interest of 45%.

     As part of its strategic initiatives to improve its capital resources and liquidity during 1999, Brigham sold certain producing and non-producing oil and natural gas properties located in its Anadarko Basin province to two separate parties for a total of $17.1 million in June 1999. The divested properties were located in two fields operated by third parties - the Chitwood Field in Grady County, Oklahoma, and the Red Deer Creek Field in Roberts County, Texas. Brigham's independent reservoir engineers estimated net proved reserve volumes attributable to the properties as of June 1, 1999 of approximately 36 Bcfe, of which 33% were classified as proved developed producing reserves and 59% were natural gas. Brigham estimated net daily production volumes from the divested properties to be approximately 2.8 MMcfe per day at the time these sales were consummated. Net proceeds from these transactions were used by the Company to reduce borrowings under its bank credit facility and to fund working capital needs and capital expenditures during the second half of 1999. The effective date of each transaction was June 30, 1999.

     Brigham  intends  to  focus  its   exploration  and  development   drilling
activities in its Anadarko Basin province in the following key project areas during 2000:

     Arnett Project

     Brigham's Arnett Project covers approximately 81,920 acres in Ellis County, Oklahoma, and targets Morrow and Hunton producing horizons at depths of 10,000 to 14,000 feet. In 1997 and 1998, the Company acquired 128 square miles of 3-D seismic in the three phases of this project. Following the sale of a portion of its interest in this project in early 1999, Brigham retains a 70% effective working interest in its Arnett Project. During 1999, Brigham completed all five wells drilled in its Arnett Project, resulting in the discovery of 11.3 gross Bcfe of proved developed reserves in Morrow sandstone objectives, or 5.4 Bcfe net to the Company's interests. Capitalizing on these discoveries, the Company plans to drill three offset Morrow locations during the first half of 2000. Each of these Morrow prospects will test natural gas reserve targets estimated at approximately 2 Bcf per well on a gross unrisked basis with dry hole costs estimated to be approximately $400,000 per well.

     Huskie and Boilermaker Projects

     Brigham's Huskie and Boilermaker Projects consist of 103 and 96 square miles, respectively, of continuous 3-D seismic data covering approximately 127,000 acres in Blaine County, Oklahoma. These projects target stratigraphic sand channels in the Springer-aged Old Woman and Britt intervals. Brigham initiated acquisition of data in its Huskie Project in 1996 where it retained a 37.5% working interest and, based upon the prospect density and reserve potential interpreted from this initial data set, the Company subsequently acquired data in its adjacent Boilermaker Project in 1998 where it retained a 100% working interest. The Company has assembled acreage over a number of potential drilling locations in these project areas and has at least one exploratory well planned for its Huskie Project in 2000. This well was spud during the first quarter 2000 and will test a prospect with approximately 20 Bcfe of gross unrisked reserve potential which is an extension to a prolific Springer channel that has produced over 128 Bcfe. Success from this initial exploratory well would likely establish several development locations. The Company retains a 71% working interest in this exploratory well.

     Wildcat and Panther Projects

     The Company's Wildcat and Panther Projects consist of 47 and 99 square miles, respectively, of continuous 3-D seismic data covering approximately 93,440 acres in the southern portion of the Texas Panhandle in Wheeler County, Texas and Beckham County, Oklahoma. The primary exploration targets within these projects are high potential, structural features at depths ranging from 7,500 to 21,000 feet. Brigham initiated acquisition of data in its Wildcat Project in 1997 where it retained a 37.5% working interest. Based upon the interpretation of this initial data set, the Company subsequently acquired data in its adjacent Panther Project in 1998 where it retained a 100% working interest. In its Wildcat Project, the Company has a deep 21,000 foot exploratory well planned for the first half of 2000 to drill an updip location to a Hunton well that has produced over 15 Bcfe since 1981 and was still producing in February 2000. The Company believes successful completion of this exploratory test could prove up an additional 55 Bcfe of remaining gross unrisked reserves in this producing structure and set up several development locations.

     Bearcat Project

     Brigham's Bearcat Project consists of approximately 59 square miles of 3-D seismic data covering approximately 37,760 acres in the prolific Carter Knox anticline in Grady County, Oklahoma. This project targets 3-D seismic amplitude-related shallow Pennsylvanian-aged channel sands and deep bar sands in the Springer section. In early 2000, the Company drilled its first well in its Bearcat Project, which was a 13,000 foot test of a potentially significant 3-D delineated Springer bar feature with gross unrisked reserve potential of 100 Bcfe. The well encountered a significant thickness of Springer-aged sand which confirmed Brigham's 3-D seismic interpretation of this feature. The well was being tested in late March 2000, and a successful completion would establish multiple offset development drilling opportunities.

West Texas

     The Company's drilling activity in its West Texas province has been focused in the Horseshoe Atoll, the Midland Basin and the Eastern Shelf of the Permian Basin and in the Hardeman Basin. In response to reduced market prices for oil and comparatively higher potential natural gas projects in its Anadarko Basin and Gulf Coast provinces, the Company substantially reduced its 3-D seismic and drilling activities in its West Texas during 1998 and 1999. Based on the recent recovery in oil prices, the Company intends to undertake a comprehensive analysis of its proved and unproved West Texas assets to evaluate opportunities to generate value either through the drilling of identified 3-D prospects, the sale of promoted interests in drillable 3-D prospects or the sale of all or a portion of its proved reserves and 3-D prospect inventory.

     As of December 31, 1999, Brigham had acquired 1,689 square miles (1.1 million acres) in the West Texas region. Through its drilling efforts in this region from 1990 through 1999, Brigham had completed 185 wells in 299 attempts (62% completion rate) in its West Texas province with an average working interest of 23% and had found cumulative net proved reserves of 21 Bcfe at an average net drilling cost of $1.31 per Mcfe. The Company participated in the drilling of one well with a 35% working interest in its West Texas province during 1999 which was unsuccessful. As of December 31, 1999, the Company had identified approximately 165 3-D delineated potential drilling locations in its West Texas projects. While the Company's 2000 drilling program does not currently include any wells in its West Texas province, Brigham may participate in the drilling of several of its highest quality West Texas prospects this year to capitalize on high current oil prices.

Natural Gas and Oil Reserves

     The Company's estimated total net proved reserves of natural gas and oil as of December 31, 1997, 1998 and 1999 and the present values attributable to these reserves as of those dates were as follows:

                                                       As of December 31,
                                                -------------------------------
                                                    1997      1998       1999
                                                ----------  --------  ---------
 Estimated net proved reserves:
   Natural gas (MMcf) ........................    53,230     71,166     65,457
   Oil (MBbls) ...............................     3,181      4,433      3,027
   Natural gas equivalent (MMcfe) ............    72,316     97,764     83,618
 Proved developed reserves as a percentage
   of proved reserves ........................       65%        57%        48%
 Present Value of Future Net Revenues
   (in thousands).............................  $ 69,249   $ 81,741  $ 114,466
 Standardized Measure (in thousands)..........  $ 64,274   $ 81,649  $ 113,546

     The reserve estimates reflected above were prepared by Cawley, Gillespie & Associates, Inc. ("Cawley Gillespie"), the Company's petroleum consultants, and are part of reports on the Company's oil and natural gas properties prepared by Cawley Gillespie. The base sales prices for the Company's reserves were $2.27 per Mcf for natural gas and $15.50 per Bbl for oil as of December 31, 1997, $2.12 per Mcf for natural gas and $9.50 per Bbl for oil as of December 31, 1998, and $2.35 per Mcf for natural gas and $22.75 per Bbl for oil as of December 31, 1999. These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves at these dates.

     In accordance with applicable requirements of the SEC, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the Company. The reserve data set forth in this Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- We Are Subject To Uncertainties In Reserve Estimates And Future Net Cash Flows."

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

Drilling Activities

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated:

                                                     Year Ended December 31,
                                   ---------------------------------------------------------
                                         1997               1998                1999
                                   ----------------   -----------------   ------------------
                                    Gross      Net     Gross      Net       Gross      Net
                                   -------  -------   -------  --------   --------  --------
Exploratory Wells (1):

Natural gas.....................      15      6.5       30      15.6          8       3.4
Oil.............................      21      7.9        7       2.5          2       0.1
Non-productive .................      26      9.8       17       8.0          7       2.4
                                      --      ---       --       ---         --       ---
    Total.......................      62     24.2       54      26.1         17       5.9
                                      ==     ====       ==      ====         ==       ===

Development Wells (2):

Natural gas.....................       4      1.6       10       6.6          8       2.3
Oil.............................       5      1.6        3       1.5          1       0.5
Non-productive .................       2      0.9        5       3.4          1       0.6
                                      --      ---       --      ----         --       ---
    Total.......................      11      4.1       18      11.5         10       3.4
                                      ==      ===       ==      ====         ==       ===

----------------

(1) From January 1, 2000 through March 23, 2000, the Company drilled, or participated in the drilling of, two gross (0.19 net) exploratory wells, of which one gross (0.17 net) was completed as a natural gas well and one gross (0.02 net) was completed as an oil well.

(2) From January 1, 2000 through March 23, 2000, the Company drilled, or participated in the drilling of, five gross (2.1 net) development wells, of which one gross (1.0 net) was completed as a natural gas well, two gross (0.03 net) were completed as oil wells and two gross (1.1 net) in the process of drilling at March 23, 2000.

     The Company does not own any drilling rigs, and the majority of its drilling activities have been conducted by industry participant operators or independent contractors under standard drilling contracts. Consistent with its business strategy, the Company has continued to retain operations of an increasing number of the wells it drills. Brigham operated 44% of the gross and 73% of the net wells it participated in during 1999.

Productive Wells and Acreage

Productive Wells

     The following table sets forth the Company's ownership interest as of December 31, 1999 in productive natural gas and oil wells in the areas indicated.

                              Natural Gas             Oil               Total
                             --------------    ----------------   -----------------
                              Gross    Net       Gross     Net      Gross      Net
                             -------  -----    --------- ------   --------   ------

     Province:
     Anadarko Basin......       88     32.1        12      3.7        100     35.8
     Gulf Coast..........       32     13.6        15      2.3         47     15.9
     West Texas .........        9      2.8        88     26.3         97     29.1
     Other...............       --       --         2      0.7          2      0.7
                               ---     ----       ---     ----        ---     ----
         Total...........      129     48.5       117     33.0        246     81.5
                               ===     ====       ===     ====        ===     ====

     Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, none had multiple completions.

Acreage

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest at December 31, 1999:

                                                 Developed             Undeveloped                 Total
                                             ----------------      --------------------    -------------------
                                             Gross       Net        Gross        Net        Gross         Net
                                             -----      -----       -----       -----       -----        -----
     Province:
     Anadarko Basin...................       29,540     12,112       85,625      46,759     115,165       58,871
     Gulf Coast.......................        2,626      1,237       23,249      14,762      25,875       15,999
     West Texas ......................        6,861      2,013       15,370       5,331      22,231        7,344
     Other............................          480        148       16,646       5,412      17,126        5,560
                                             ------     ------      -------      ------     -------       ------
         Total........................       39,507     15,510      140,890      72,264     180,397       87,774
                                             ======     ======      =======      ======     =======       ======

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

                                                      Acres Expiring
                                                   --------------------
                                                    Gross          Net
                                                   -------       ------
     Twelve Months Ending:
     December 31, 2000...................          47,537        22,409
     December 31, 2001...................          64,153        33,711
     December 31, 2002...................           7,215         3,992
     Thereafter..........................          21,985        12,152
                                                  -------        ------
         Total...........................         140,890        72,264
                                                  =======        ======

     In addition, the Company had lease options as of December 31, 1999 to acquire an additional 109,374 gross (67,119 net) acres, substantially all of which expire before June 30, 2000.

Volumes, Prices and Production Costs

     The following table sets forth the production volumes, average prices received and average production costs associated with the Company's sale of oil and natural gas for the periods indicated.

                                                             Year Ended December 31,
                                                           --------------------------
                                                              1997    1998     1999
                                                           -------- -------- --------
     Production:
        Natural gas (MMcf)..............................     1,382    4,269    4,197
        Oil (MBbls).....................................       291      396      346
        Natural gas equivalent (MMcfe)..................     3,126    6,644    6,270
     Average sales price:
        Natural gas (per Mcf)...........................   $  2.56  $  2.04  $  2.11
        Oil (per Bbl) ..................................     19.40    12.85    17.79
     Average production expenses and taxes (per Mcfe) ..   $  0.55  $  0.46  $  0.51

Costs Incurred and Capitalized Costs

     The costs incurred in oil and natural gas acquisition, exploration and development activities are as follows (in thousands):

                                                   Year Ended December 31,
                                            ------------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ------------

     Cost incurred for the year:
        Exploration.......................  $   29,516  $   68,214  $   19,224
        Property acquisition..............      26,956      16,245       3,462
        Development.......................       2,953      10,475       4,632
        Proceeds from participants........        (319)    (10,502)    (29,582)
                                            ----------- ----------- ----------
                                            $   59,106  $   84,432   $  (2,264)
                                            =========== ==========  ==========

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matter was submitted to a vote of the Company's securityholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following table sets forth certain information concerning the executive officers of the Company as of March 23, 2000:

         Name             Age                      Position
----------------------   -----  ---------------------------------------------------

Ben M. Brigham            40    Chief Executive Officer, President and Chairman
Curtis F. Harrell         36    Chief Financial Officer and Director
David T. Brigham          39    Vice President - Land and Administration, Corporate
                                Secretary
A. Lance Langford         37    Vice President - Operations
Jeffery E. Larson         41    Vice President - Exploration
Karen E. Lynch            38    Vice President - Legal and General Counsel
Christopher A. Phelps     29    Vice President - Finance and Strategic Planning


     Set forth below is a description of the backgrounds of the executive officers of the Company.

     Ben M. "Bud" Brigham has served as Chief Executive Officer, President and Chairman of the Board of the Company since founding the Company in 1990. From 1984 to 1990, Mr. Brigham served as an exploration geophysicist with Rosewood Resources, an independent oil and gas exploration and production company. Mr. Brigham began his career in Houston as a seismic data processing geophysicist for Western Geophysical, a provider of 3-D seismic services, after earning his B.S. in Geophysics from the University of Texas. Mr. Brigham is the husband of Anne L. Brigham, Director, and the brother of David T. Brigham, Vice President-- Land and Administration and Corporate Secretary.

     Curtis F. Harrell has served as Chief Financial Officer and Director of the Company since August 1999. From 1997 to August 1999, he was Executive Vice President and Partner at R. Chaney & Company, Inc., an equity investment firm focused on the energy industry, where he managed the firm's investment origination efforts in the U.S., focusing on investments in corporate equity securities of energy companies in the exploration and production and oilfield service industry segments. From 1995 to 1997, Mr. Harrell was a Director of Domestic Corporate Finance for Enron Capital & Trade Resources, Inc., where he was responsible for initiating and executing a variety of debt and equity financing transactions for independent exploration and production companies. Before joining Enron Capital & Trade Resources, Mr. Harrell spent eight years working in corporate finance and reservoir engineering positions for two public independent exploration and production companies, Kelley Oil & Gas Corporation and Pacific Enterprises Oil Company, Inc. He has a B.S. in Petroleum Engineering from the University of Texas at Austin and an M.B.A. from Southern Methodist University.

     David T. Brigham joined the Company in 1992 and has served as Vice President-- Land and Administration and Corporate Secretary of the Company since February 1998. Mr. Brigham served as Vice President-- Legal of the Company from 1994 until February 1998. From 1987 to 1992, Mr. Brigham was an oil and gas attorney with Worsham, Forsythe, Sampels & Wooldridge. Before attending law school, Mr. Brigham was a landman for Wagner & Brown Oil and Gas Producers, an independent oil and gas exploration and production company. Mr. Brigham holds a B.B.A. in Petroleum Land Management from the University of Texas and a J.D. from Texas Tech School of Law. Mr. Brigham is the brother of Ben M. Brigham, Chief Executive Officer, President and Chairman of the Board.

     A. Lance Langford joined the Company as Manager of Operations in 1995 and has served as Vice President-- Operations since January 1997. From 1987 to 1995, Mr. Langford served in various engineering capacities with Meridian Oil Inc., handling a variety of reservoir, production and drilling responsibilities. Mr. Langford holds a B.S. in Petroleum Engineering from Texas Tech University.

     Jeffery E. Larson joined the Company in 1997 and has served as Vice President -- Exploration since August 1999. Mr. Larson joined Brigham in October 1997 as Gulf Coast Exploration Manager in its Houston office where he co-managed the Company's successful expansion into the onshore Gulf Coast province through the initiation and assemblage of 3-D seismic projects and drilling opportunities. In November 1998, Mr. Larson relocated to Brigham's corporate office in Austin where he assumed an expanded role in directing the Company's exploration activities in the Anadarko Basin, in addition to the further advancement of its Gulf Coast activities. Prior to joining Brigham, Mr. Larson was an explorationist in the Offshore Department of Burlington Resources, a large independent exploration company, where he was responsible for generating exploration and development drilling opportunities. Mr. Larson worked at Burlington for seven years in various roles of increasing responsibility within its exploration department. Prior to Burlington, Mr. Larson spent five years at Exxon as a Production Geologist and Research Scientist. He has a B.S. in Earth Science from St. Cloud State University in Minnesota and a M.S. in Geology from the University of Montana.

     Karen E. Lynch joined the Company in October 1997 as General Counsel and has served as Vice President-- Legal and General Counsel of the Company since February 1998. Prior to joining the Company, Ms. Lynch was a shareholder in the Dallas-based law firm of Thompson & Knight, P.C., where she practiced in the energy area since joining the firm in 1987. Ms. Lynch holds a B.B.A. in Petroleum Land Management from the University of Texas and a J.D. from the University of Oklahoma.

     Christopher A. Phelps joined the Company as Manager of Finance and Investor Relations in January 1998 and has served as Vice President -- Finance and Strategic Planning since August 1999. Prior to joining the Company, Mr. Phelps was a Vice President in the Investment Banking Department of Bear, Stearns & Co. Inc., a major international securities brokerage and investment banking firm, where he spent over five years executing a variety of capital raising and mergers and acquisition transactions principally for independent exploration and production companies. He holds a B.B.A. in Finance from the University of Texas at Austin.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been publicly traded on The Nasdaq Stock Market(sm) under the symbol "BEXP" since the Company's initial public offering effective May 8, 1997. The following table summarizes the high and low last reported sales prices of the Company's common stock on Nasdaq for each quarterly period during the past two fiscal years:

                                   1998                    1999
                            ------------------        ------------------
                             High         Low          High         Low
                            ------      ------        -----       ------

First Quarter...........    $14.00      $10.50        $6.00       $2.75
Second Quarter..........    $15.50       $8.75        $3.25       $0.88
Third Quarter...........    $10.25       $5.13        $3.31       $1.94
Fourth Quarter..........     $9.50       $4.75        $2.72       $1.00

     The closing market price of the Company's common stock on March 23, 2000 was $2.13 per share. As of March 23, 2000, the Company estimates that there were 82 record owners of the Company's common stock.

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

                                                                         Year Ended December 31,
                                                           ---------------------------------------------------
                                                             1995       1996       1997      1998       1999
                                                           ---------  --------   -------  ---------   --------
Statement of Operations Data:
Revenues:
Natural gas and oil sales...............................   $  3,578   $ 6,141   $  9,184   $ 13,799  $ 14,992
Workstation revenue.....................................        635       627        637        390       285
                                                           --------   -------   --------   --------  --------
     Total revenues.....................................      4,213     6,768      9,821     14,189    15,277

Costs and expenses:
Lease operating.........................................        761       726      1,151      2,172     2,259
Production taxes........................................        165       362        549        850       968
General and administrative..............................      1,897     2,199      3,570      4,672     3,481
Depletion of natural gas and oil properties.............      1,626     2,323      2,743      8,483     7,792
Depreciation and amortization...........................        533       487        306        413       525
Capitalized ceiling impairment..........................          -         -          -     25,926         -
Amortization of stock compensation......................          -         -        388        372         1
                                                           --------   -------   --------   --------  --------
     Total costs and expenses...........................      4,982     6,097      8,707     42,888    15,026
                                                           --------   -------   --------   --------  --------

Operating income (loss).................................       (769)      671      1,114    (28,699)      251

Other income (expense):
Interest expense, net...................................       (936)   (1,173)    (1,190)    (5,968)   (9,697)
Interest income.........................................        128        52        145        136       176
Other expense...........................................          -         -          -          -      (163)
Loss on sale of natural gas and oil properties..........          -         -          -          -   (12,195)
                                                           --------   -------   --------   --------  --------
     Total other income (expense).......................       (808)   (1,121)    (1,045)    (5,832)  (21,879)
                                                           --------   -------   --------   --------  --------

Net income (loss) before income taxes...................     (1,577)     (450)        69    (34,531)  (21,628)
Income tax benefit (expense)............................          -         -     (1,186)     1,186         -
                                                           --------   -------   --------   --------  --------
Net loss................................................   $ (1,577)  $  (450)  $ (1,117)  $(33,345) $(21,628)
                                                           ========   =======   ========   ========  ========

Net loss per share - basic and diluted..................   $  (0.18)  $ (0.05)  $  (0.10)  $  (2.64) $  (1.53)
Weighted average shares outstanding - basic and diluted.      8,929     8,929     11,081     12,626    14,152

Statement of Cash Flows Data:

Net cash provided by operating activities...............   $  1,383   $ 3,710  $   9,806   $ 14,774  $  2,578
Net cash provided (used) by investing activities........     (8,005)  (11,796)   (57,300)   (86,227)    1,644
Net cash provided (used) by financing activities........      7,724     7,731     47,748     72,321    (4,049)

Other Financial Data:

Capital expenditures....................................   $  7,935   $13,612   $ 57,170   $ 85,207  $ 25,560

                                                                              As of December 31,
                                                           --------------------------------------------------
                                                             1995       1996       1997      1998       1999
                                                           ---------  --------   -------  ---------   --------
Balance Sheet Data:

Cash and cash equivalents...............................   $  1,802   $ 1,447  $  1,701   $   2,569 $  2,742
Oil and natural gas properties, net.....................     18,538    28,005     84,294    134,317   112,066
Total assets............................................     22,916    33,614     92,519    150,516   125,683
Long-term debt, net.....................................     16,000    24,000     32,000     94,786    97,341
Total stockholders' equity..............................      3,694     3,244     43,313     24,681     8,998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is an independent exploration and production company that applies 3-D seismic imaging and other advanced technologies to systematically explore and develop onshore oil and natural gas provinces in the United States. From inception in 1990 through December 31, 1999, Brigham acquired 5,122 square miles of 3-D seismic data, identified approximately 1,050 potential drilling locations and drilled 469 wells delineated by 3-D seismic analysis. Through its 3-D seismic-based drilling efforts, the Company had discovered an aggregate of 121 Bcfe of net proved reserves as of December 31, 1999. The Company believes this performance demonstrates a systematic methodology for finding oil and natural gas in onshore domestic hydrocarbon producing provinces.

     Combining its geologic and geophysical expertise with a sophisticated land effort, the Company manages the majority of its projects from conception through 3-D acquisition, processing and interpretation and leasing. In addition, the Company manages the negotiation and drafting of most of its geophysical exploration agreements, resulting in reduced contract risk and more consistent deal terms. Because it generates most of its projects, the Company can control the size of the working interest that it retains as well as the selection of the operator and the non-operating participants. Consistent with its business strategy, Brigham has increased the working interest it retained in its projects, based on capital availability and perceived risk. The Company's average working interest in its 3-D seismic projects acquired during 1996, 1997 and 1998 was 37%, 66% and 81%, respectively, while its average working interest in its wells drilled during this period was 24%, 39% and 52%, respectively. The Company did not acquire any new 3-D seismic in 1999, and its average working interest in its wells drilled during 1999 was 34%. Beginning in 1995, the Company has managed operations through the drilling and production phases on an increasing portion of its 3-D seismic projects. Brigham operated 44% of its gross wells and 73% of its net wells drilled in 1999 as compared with 10% of its gross wells and 17% of its net wells drilled in 1996.

     Expenditures made in oil and natural gas exploration vary from project to project depending primarily on the costs related to seismic acquisition, land and drilling, and the working interest retained by the Company. Prior to 1997, the Company's participants typically bore a disproportionate share of the costs of optioning available acreage and acquiring, processing and interpreting the 3-D seismic data, and the Company and its participants each typically incurred leasing, drilling and completion costs in proportion to their ownership interests. In 1997 and 1998, Brigham retained majority working interests in its new 3-D seismic projects, and thereby reduced the financial leverage it historically received on the costs of optioning available acreage and acquiring, processing and interpreting the 3-D seismic data on its projects.

     From inception through 1996, the Company acquired 2,762 gross (781 net) square miles of 3-D seismic data. Initially, the Company focused its efforts in West Texas. In 1995, the Company began to devote substantial attention to the Anadarko Basin, and since 1996 the Company has devoted the majority of its resources to the Anadarko Basin and Gulf Coast. With this shift in regional focus, the majority of the Company's production volumes has shifted from oil to natural gas. To finance these project generation and drilling activities, the Company supplemented cash flow from operations with private placements of debt and equity, commercial bank credit facilities and placements of working interests in projects with industry participants. As the Company's cash flows from operations and other sources of capital have increased during this period, it retained larger average working interests in its projects.

     In 1997 and 1998, the Company acquired 2,360 gross (1,727 net) square miles of 3-D seismic and continued to focus the majority of its 3-D exploration efforts in the Anadarko Basin and the Gulf Coast. During these two years, the Company acquired 1,196 square miles (51%) of 3-D seismic in the Anadarko Basin, making this basin the most active 3-D seismic acquisition province for the Company. Brigham also significantly increased its Gulf Coast activity, acquiring 942 square miles (40%) of 3-D seismic during this period. During 1997 and 1998, the Company drilled 145 gross (65.9 net) wells based on its 3-D seismic data analysis. In addition to its drilling activities, the Company acquired 21.3 net Bcfe of proved reserves and an interest in undeveloped acreage (the "Chitwood Acquisition") at the northern end of the Carter Knox anticline in Grady County, Oklahoma for $13.4 million in November 1997. As a result of these activities, the Company's net natural gas and oil production increased from 2.1 Bcfe in 1996 to 6.6 Bcfe in 1998. The Company's net production volumes consisted of 79% natural gas on an equivalent basis during the fourth quarter 1998 as compared with 36% during the fourth quarter 1996. The Company supplemented cash flow from operations in 1997 and 1998 with borrowings under commercial bank credit facilities, $24 million raised in its initial public offering of common stock in May 1997, $47.5 million raised through the placement of debt and equity securities in August 1998 and the placement of working interests in projects to industry participants to finance its project generation, property acquisition and drilling activities.

     As a result of lower commodity prices and reduced access to the capital markets in late 1998 and 1999, the Company implemented a number of strategic initiatives during 1999 to improve its capital liquidity to fund its continuing exploration program in the difficult industry environment. These objectives and results accomplished for each include:

o Focusing All Planned Exploration Efforts in 1999 Toward Drilling of Highest-Grade 3-D Prospects in its Anadarko Basin and Gulf Coast Projects. Operating under a reduced drilling budget in 1999 as compared with 1998, Brigham directed its resources toward the drilling of identified prospects within trends where it had achieved historical drilling success. This focused drilling emphasis contributed to substantially improved returns on the Company's drilling investments during 1999, with average drilling costs of $0.37 per Mcfe and average all-in finding costs of $0.52 per Mcfe for the year.

o Eliminating Substantially All Seismic and Land Expenditures for New Projects. In an effort to devote the majority of its capital resources to the drilling of its identified prospect locations, Brigham did not acquire any new 3-D seismic data in 1999. In addition to executing the Company's high-graded drilling program, Brigham's staff of explorationists continued to interpret previously acquired 3-D seismic data within existing projects to further delineate and refine pre-drill analysis of potential drilling locations.

o Seeking to Divest Certain Producing Natural Gas and Oil Properties. In June 1999, Brigham sold interests in certain non-operated properties in two project areas in its Anadarko Basin province for a total of $17.1 million. These properties had estimated net proved reserves of 36 Bcfe as of June 1, 1999, of which approximately 67% were non-producing, and were producing an estimated 2.8 net MMcfe per day at the time of the sales. After application of the net proceeds received from these sales to the repayment of a portion of its outstanding borrowings under its bank credit facility, Brigham was able to increase its available borrowings under its bank credit facility by $8 million. The increase in bank borrowing capacity resulting primarily from these property sales was utilized to fund a substantial portion of the Company's capital expenditures during the second half of 1999.

o Restructuring its Senior and Subordinated Debt Agreements. Working closely with its senior and subordinated lenders in 1999 and early 2000, Brigham was able to amend its senior credit facility and the indenture for its subordinated notes due 2003 to provide the Company with increased borrowing availability and financial flexibility to preserve cash flow to fund its exploration activities. See "-- Liquidity and Capital Resources."

o    Implementing  an  Overhead  Reduction  Plan.  Brigham  implemented  several initiatives during 1999 that were designed to reduce general and administrative expenses and thereby increase cash flow from operations. These cost reduction initiatives included a Company-wide salary reduction effective in May 1999, the elimination of employee bonuses for 1999, subleasing a portion of the Company's headquarters space effective in
     November 1999, certain personnel reductions and the elimination or reduction of various other discretionary expenses. As a result of these actions, Brigham's total general and administrative expenses (including amounts capitalized) were reduced 33% from the fourth quarter 1998 to the fourth quarter 1999, while the Company's per unit net general and administrative expenses decreased 43% from $0.92 per Mcfe to $0.52 per Mcfe during these same periods.

o Raising Equity Capital. During 1999, Brigham raised approximately $13 million in capital through the sale of interests in non-producing assets, primarily project and prospect equity sales to industry participants. In addition, Brigham issued $4.2 million of common stock to Veritas DGC Land, Inc. ("Veritas") to satisfy payment obligations due to Veritas for seismic acquisition and processing services performed prior to 1999 and certain seismic processing services performed during 1999. In connection with its series of financing transactions effected in February 2000 to fund its planned exploration and development program for 2000, Brigham raised $4.5 million through the issuance of common stock and warrants in a private equity placement. See "--Liquidity and Capital Resources."

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

     To the extent that the costs capitalized in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate and based on period-end natural gas and oil prices) of estimated future net after-tax cash flows from proved natural gas and oil reserves plus the capitalized cost of unproved properties, such costs are charged to operations as a writedown of the carrying value of natural gas and oil properties, or a "capitalized ceiling impairment" charge. The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices are depressed, even if such prices are temporary. In addition, capitalized ceiling impairment charges may occur if the Company experiences poor drilling results or has substantial downward revisions in its estimated proved reserves. A capitalized ceiling impairment is a charge to earnings that does not impact cash flows, but does impact operating income and stockholders' equity. Once incurred, a capitalized ceiling impairment charge to natural gas and oil properties cannot be reversed at a later date. Primarily as a result of the significant declines in both oil and natural gas prices at December 31, 1998 and disappointing drilling results on several of the Company's high working interest wells in 1998, the Company recorded a capitalized ceiling impairment charge at December 31, 1998 of $25.9 million (see
Note 4 of Notes to the Consolidated Financial Statements). No assurance can be given that the Company will not experience a capitalized ceiling impairment charge in future periods. See "-- Risk Factors -- Exploratory Drilling Is A Speculative Activity Involving Numerous Risks And Uncertain Costs; We Are Dependent On Exploratory Drilling Activities"; "-- Risk Factors -- Volatility Of Oil And Gas Markets Affects Us; Oil And Natural Gas Prices Are Volatile"; and " -- Risk Factors -- We Are Subject To Uncertainties In Reserve Estimates And Future Net Cash Flows."

     In connection with the exchange of interests in the Company's predecessor partnership with shares of the Company's common stock (the "Exchange") prior to the Company's initial public offering in 1997, the Company issued options to purchase 644,097 shares of common stock to certain of its officers and employees. The Company recorded an unearned stock compensation balance of $2.5 million in the first quarter 1997, of which approximately one-half will be added to the amortizable base of the full-cost pool over the vesting period of the options and the balance will be recorded as a non-cash compensation expense over the vesting period of the options. As a result, the Company expects to incur unearned stock compensation amortization expenses of approximately $64,000 in 2000, $33,000 in 2001 and an aggregate of $41,000 in the two years thereafter.

     The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Exchange. The Company is a taxable entity. In connection with the Exchange on February 27, 1997, the Company incurred a $5 million charge to record a deferred income tax liability to recognize the differences between the financial statement basis and tax basis of the Company's predecessor partnership's natural gas and oil properties at the Exchange date, given the provisions of enacted tax laws. During the fourth quarter 1997, the Company elected to record a step-up in the basis of its assets for tax purposes as a result of the Exchange. Due to this election, the Company recorded a $3.8 million non-cash deferred income tax benefit during the fourth quarter 1997, which resulted in a net $1.2 million ($0.10 per diluted share) non-cash deferred income tax charge for the year ended December 31, 1997.

Results of Operations

     The following table sets forth certain operating data for the periods presented.

                                                                               Year Ended December 31,
                                                                         ------------------------------------
                                                                            1997         998         1999
                                                                         ----------  ----------  ------------
Production:
     Natural gas (MMcf).............................................          1,382       4,269        4,197
     Oil (MBbls)....................................................            291         396          346
     Natural gas equivalent (MMcfe) ................................          3,126       6,644        6,270
     % Natural gas..................................................            44%         64%          67%
Average sales prices per unit (1):
     Natural gas (per Mcf)..........................................     $     2.56  $     2.04  $      2.11
     Oil (per Bbl)..................................................          19.40       12.85        17.79
     Natural gas equivalent (per Mcfe)..............................           2.94        2.08         2.39
Costs and expenses per Mcfe:
     Lease operating................................................     $     0.37  $     0.33  $      0.36
     Production taxes...............................................           0.18        0.13         0.15
     General and administrative.....................................           1.14        0.70         0.56
     Depletion of natural gas and oil properties....................           0.88        1.28         1.24

-------------------
(1) Reflects the effects of the Company's hedging activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Other Matters-- Hedging Activities."

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Natural gas and oil sales. Natural gas and oil sales increased 9% from $13.8 million in 1998 to $15 million in 1999. An increase in the average sales price received for natural gas and oil sales accounted for $2 million of this increase and was offset by $797,000 from a decrease in net production volumes. Production volumes for natural gas decreased 2% from 4,269 MMcf in 1998 to 4,197 MMcf in 1999, while the average price received for natural gas increased 3% from $2.04 per Mcf in 1998 to $2.11 per Mcf in 1999. Production volumes for oil decreased 13% from 396 MBbls in 1998 to 346 MBbls in 1999, while the average price received for oil increased 38% from $12.85 per Bbl in 1998 to $17.79 per Bbl in 1999. Natural gas and oil sales in 1999 were increased by higher realized natural gas and oil prices and production from wells completed during 1999, offset partially by the natural decline of existing production and from the sale of certain producing wells in the Company's mid-1999 property divestitures. See "-- Overview." As a result of hedging activities, natural gas revenues were reduced by $486,000 ($0.12 per Mcf) in 1999, compared to an increase in natural gas revenues of $555,000 ($0.13 per Mcf) in 1998. See "-- Other Matters -- Hedging Activities."

     Workstation revenue. Workstation revenue decreased 27% from $390,000 in 1998 to $285,000 in 1999. Brigham recognizes workstation revenue as industry participants in its seismic programs are charged an hourly rate for the work performed by the Company on its 3-D seismic interpretation workstations. This decrease in 1999 is primarily attributable to the Company's increased working interests in its 3-D seismic projects in 1997 and 1998, which reduces the amount of workstation interpretation costs billable to the Company's project participants. Brigham expects workstation revenue to continue to decline in 2000 due to the Company's increased working interests in the square miles of 3-D seismic it acquired in 1997 and 1998.

     Lease operating expenses. Lease operating expenses increased 4% from $2.2 million ($0.33 per Mcfe) in 1998 to $2.3 million ($0.36 per Mcfe) in 1999. This increase was primarily due to higher average working interests in its producing wells and increased well repair and workover activity in 1999 as compared with 1998, offset in part by the elimination of lease operating expenses related to wells sold by the Company in its mid-1999 property divestitures. See "-- Overview."

     Production taxes. Production taxes increased 14% from $850,000 ($0.13 per Mcfe) in 1998 to $968,000 ($0.15 per Mcfe) in 1999 primarily due to higher average natural gas and oil sales prices and revenues. The effective average production tax rate increased from 6.2% of natural gas and oil sales revenues in 1998 to 6.5% in 1999 resulting from changes in the geographic distribution of the Company's producing wells.

     General and administrative expenses. General and administrative expenses decreased 25% from $4.7 million ($0.70 per Mcfe) in 1998 to $3.5 million ($0.56 per Mcfe) in 1999. This decrease was primarily attributable to a series of cost reduction initiatives implemented by Brigham during 1999 to reduce overhead expense levels. These initiatives included a Company-wide salary reduction effective in May 1999, the elimination of employee bonuses for 1999, a sublease of a portion of the Company's headquarters space effective in November 1999, certain personnel reductions and the elimination or reduction of various other discretionary expenses. The Company plans to continue certain of these cost reduction initiatives in an effort to further reduce net general and administrative expenses per unit in 2000.

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties decreased 8% from $8.5 million ($1.28 per Mcfe) in 1998 to $7.8 million ($1.24 per Mcfe) in 1999. Of this decrease, $464,000 was attributable to the lower production volumes during the period and $227,000 was due to the reduction in the depletion rate per unit of production. The decrease in depletion rate per unit of production was primarily the result of the addition of natural gas and oil reserves at lower average capital costs due to improved average finding costs during 1999, partially offset by an increase in the percentage of the Company's total full cost pool subject to depletion attributable to an increase in the estimate of the evaluated portion of the Company's natural gas and oil properties.

     Interest expense. Interest expense increased from $6 million in 1998 to $9.7 million in 1999 due to higher outstanding debt balances in 1999 at higher effective interest rates. The Company's weighted average outstanding debt balance increased 51% from $66 million in 1998 to $99.5 million in 1999. This increase in debt was incurred primarily to fund the Company's increased capital expenditures and working capital needs, net of operating cash flow, during 1998 and 1999. The effective annual interest rate on the Company's outstanding indebtedness increased from 10.6% in 1998 to 12.6% in 1999, primarily due to the Company's issuance of $40 million of senior subordinated secured notes due 2003 (the "Subordinated Notes") in August 1998, which bore interest at an annual rate of 12% when paid in cash and 13% when paid "in kind" through the issuance of additional Subordinated Notes. In addition, interest expense in 1999 included
(i) $5.5 million of interest expenses related to the Subordinated Notes that was paid in kind through the issuance of additional Subordinated Notes in lieu of cash, and (ii) $2.3 million of non-cash charges related to the amortization of deferred loan fees and the amortization of discount on the Subordinated Notes. Pursuant to the recently amended terms of the Company's senior credit facility and the Subordinated Notes, Brigham expects to pay its interest obligations related to the Subordinated Notes through the issuance of additional Subordinated Notes in lieu of cash during the first three quarters of 2000 (and potentially during the fourth quarter 2000, if certain conditions are met) in an effort to preserve cash flow to fund capital expenditures. Borrowings under the Company's credit facility had an effective annual interest rate of 9.5% at December 31, 1999. See "-- Liquidity and Capital Resources."

     Loss on sale of natural gas and oil properties. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized a $12.2 million non-cash loss to reflect the difference between the sales price received (after adjustment for transaction costs) and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties. No property divestitures occurred during 1998 for which recognition of gain or loss was appropriate.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Natural gas and oil sales. Natural gas and oil sales increased 50% from $9.2 million in 1997 to $13.8 million in 1998. Production volume increases accounted for $9.4 million of this increase and were offset by $4.8 million from a decrease in the average sales price received for natural gas and oil sales. Production volumes for natural gas increased 209% from 1,382 MMcf in 1997 to 4,269 MMcf in 1998. The average price received for natural gas decreased 20% from $2.56 per Mcf in 1997 to $2.04 per Mcf in 1998. Production volumes for oil increased 36% from 291 MBbls in 1997 to 396 MBbls in 1998. The average price received for oil decreased 34% from $19.40 per Bbl in 1997 to $12.85 per Bbl in 1998. Natural gas and oil sales in 1998 were increased by production from wells completed and flowing to sales since December 31, 1997, offset partially by the natural decline of existing production, and from certain wells acquired in the Chitwood Acquisition which were included in the Company's results of operations effective September 1, 1997. See "-- Overview." As a result of hedging activities, natural gas revenues increased by $555,000 ($0.13 per Mcf) in 1998, compared to a decrease in oil revenues of $6,200 ($0.02 per Bbl) in 1997. See "-- Other Matters -- Hedging Activities."

     Workstation revenue. Workstation revenue decreased 39% from $637,000 in 1997 to $390,000 in 1998. This decrease is primarily attributable to the Company's increased working interests in its recently acquired 3-D seismic data, which reduced the amount of workstation interpretation costs billable to the Company's project participants.

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

     Depletion of natural gas and oil properties. Depletion of natural gas and oil properties increased 209% from $2.7 million ($0.88 per Mcfe) in 1997 to $8.5 million ($1.28 per Mcfe) in 1998. Of this increase, $4.5 million was attributable to the increase in production volumes during the period and $1.3 million was due to the increase in the depletion rate per unit of production. The increase in depletion rate per unit of production was primarily the result of the addition of natural gas and oil reserves at higher average capital costs due to a reduction in drilling performance and downward revisions to previous reserve estimates.

     Interest expense. Interest expense increased from $1.2 million in 1997 to $6 million in 1998 due to higher outstanding debt balances in 1998 at higher effective interest rates. The Company's weighted average outstanding debt balance increased 450% from $12 million in 1997 to $66 million in 1998. This increase in debt was incurred primarily to fund the Company's increased capital expenditures and working capital needs, net of operating cash flow, during 1998. The effective annual interest rate on the Company's outstanding indebtedness increased from 9.4% in 1997 to 10.6% in 1998, primarily due to the Company's issuance of Subordinated Notes in August 1998. In addition, interest expense in 1998 included (i) approximately $1 million of non-cash charges related to the amortization of deferred loan fees and the amortization of discount on the Subordinated Notes, and (ii) $507,000 of interest expenses related to the Subordinated Notes that was paid in kind through the issuance of additional
Subordinated Notes in lieu of cash in February 1999. Borrowings under the Company's senior credit facility had an effective annual interest rate of 7.2% at December 31, 1998.

Liquidity and Capital Resources

     The Company's primary sources of capital have been credit facility and other debt borrowings, public and private equity financings, the sale of interests in projects and properties and funds generated by operations. The Company's primary capital requirements are 3-D seismic acquisition, processing and interpretation costs, land acquisition costs and drilling expenditures. In January 1998, the Company entered into a new bank credit facility that provided for borrowing availability of $75 million that was used to repay its then outstanding borrowings under its previous credit facility and to fund capital expenditures. This credit facility has been subsequently amended, including (i) an amendment in July 1999 in connection with the Company's mid-1999 sales of natural gas and oil properties to provide for borrowing availability of $56 million, and (ii) an amendment in February 2000 to provide for borrowing availability of $70 million that would be increased to $75 million under certain circumstances. In August 1998, the Company issued $50 million of debt and equity securities, including the $40 million of Subordinated Notes, that generated proceeds of approximately $47.5 million, net of offering costs, that were used to repay a portion of then outstanding borrowings under the Company's credit facility, thereby increasing the Company's borrowing availability under its credit facility to fund capital expenditures. During 1999, Brigham issued $4.2 million of common stock to Veritas DGC Land, Inc., to satisfy payment obligations due to Veritas for seismic acquisition and processing services. In June 1999, the Company received $17.1 million ($16.7 million after transaction costs and post-closing adjustments) from the sale of its interests in producing and non-producing natural gas and oil properties located in two non-operated fields in its Anadarko Basin province. In February 2000, Brigham raised $4.5 million through the issuance of common stock and warrants to purchase common stock in a private equity placement to three institutional investors.

Credit Facility

     In January 1998, the Company entered into a revolving credit agreement (the "Credit Facility"), which provided for an initial borrowing availability of $75 million. The Credit Facility was amended in March 1999 to reduce the borrowing availability, extend the date of borrowing base redetermination, modify certain financial covenants, include certain additional covenants that place significant restrictions on the Company's ability to incur certain capital expenditures, and to increase the interest rate on outstanding borrowings.

     As a result of the completion of the majority of the Company's strategic initiatives to improve its capital resources, including the June 1999 property divestitures and the application of the net sales proceeds to reduce borrowings outstanding under the Credit Facility, the Company and its senior lenders entered into an amendment to the Credit Facility in July 1999. This amendment provided the Company with borrowing availability of $56 million principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. As consideration for this amendment to the Credit Facility, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees that will be amortized over the remaining period to maturity of the Credit Facility.

     In February 2000, Brigham entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Company with $70 million in borrowing availability for a three-year term, an increase from the $56 million previously available. If Brigham exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Company's lenders have indicated that the borrowing availability provided under the amended Credit Facility exceeded that which would otherwise have been made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's current net proved reserves and its cash flow. Borrowings under the Credit Facility in excess of $45 million are convertible into shares of Brigham common stock in the following amounts: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share and (iii) the final $10 million is convertible at $8.00 per share. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the warrants issued to the new lender of the Credit Facility to purchase Brigham common stock become exercisable. In addition, certain financial covenants of the Credit Facility have been amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of Brigham common stock from the then current exercise price of $2.25 per share to $2.02 per share.

     Principal outstanding under the Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. At March 23, 2000, the Company had $58 million in borrowings outstanding under the Credit Facility, which bear interest at an annual rate of approximately 9.1%. See Note 5 of Notes to the Consolidated Financial Statements.

     The Credit Facility has certain financial covenants, including current and interest coverage ratios, as defined. The Company and its lenders effected the amendments to the Credit Facility in March 1999, July 1999 and February 2000, in part, to enable the Company to comply with certain financial covenants of the Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined) and the limitation on capital expenditures related to seismic and land activities. Should the Company be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

Subordinated Notes

     In August 1998, the Company issued $50 million of debt and equity securities to affiliates of Enron Corp. Securities issued by the Company in connection with this financing transaction included: (i) $40 million of Subordinated Notes, (ii) warrants to purchase one million shares of the Company's common stock at a price of $10.45 per share (the "Subordinated Note Warrants"), and (iii) 1,052,632 shares of the Company's common stock at a price of $9.50 per share. The approximate $47.5 million in net proceeds received by the Company from this financing transaction were used to repay a portion of outstanding borrowings under its senior credit facility, which at the time increased the Company's borrowing availability under its credit facility to fund capital expenditures.

     Principal outstanding under the Subordinated Notes is due at maturity on August 20, 2003. Interest on the Subordinated Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Subordinated Notes. Interest is payable in cash at interest rates of 12%, 13% and 14% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes; provided, however, that the Company may pay interest in kind for a cumulative total of seven quarterly interest payments (potentially increasing to eight if certain conditions are met) at interest rates of 13%, 14% and 15% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes. As of March 23, 2000, the Company had made a cumulative total of five quarterly interest payments in kind and expects to make at least the next two quarterly interest payments (due May 2000 and August 2000) in kind.

     The Subordinated Notes rank subordinate in right of payment to Senior Indebtedness (as defined) and senior to all other financings (other than any allowed capital leases and purchase money financings) of the Company. The Subordinated Notes are secured by a second lien against substantially all of the natural gas and oil properties and other tangible assets of the Company. The Subordinated Notes may be prepaid at any time, in whole or in part, without premium or penalty, provided that all partial prepayments must be pro rata to the various holders of the Subordinated Notes. The Subordinated Notes were issued pursuant to an indenture (the "Indenture") that contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, make distributions, enter into certain sale and leaseback transactions, enter into certain transactions with affiliates, dispose of certain assets, incur liens, reborrow funds utilized to prepay the Senior Indebtedness and engage in most types of mergers and consolidations.

     In March 1999, the Company and Chase Bank of Texas, National Association, as trustee (the "Trustee") for the holders of the Subordinated Notes, entered into an amendment to the Indenture. This amendment provided the Company with the option to pay interest due on the Subordinated Notes in kind, for any reason, through the second quarter of 2000. In addition, certain financial and other covenants were amended. The amendment also provided for a reduction in the exercise price per share of the Subordinated Note Warrants from $10.45 per share to $3.50 per share and extended the term of the Subordinated Note Warrants from seven to ten years.

     In February 2000, Brigham entered into another amendment to the terms of the Indenture. In this amendment, the holders of the Subordinated Notes agreed to waive the minimum consolidated interest coverage ratio covenant through June 30, 2000 and to adjust subsequent levels under this test. In addition, the amendment provides the Company with an extension of its right to pay interest in kind through the issuance of additional Subordinated Notes in lieu of cash through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company has (i) reset the price of the Subordinated Note Warrants from a then current exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Subordinated Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Subordinated Notes issued as interest paid in-kind.

     The Indenture governing the Subordinated Notes has certain financial covenants, including current and interest coverage ratios, as defined. The Company and the holders of the Subordinated Notes effected the March 1999 and February 2000 amendments to the Indenture to enable the Company to comply with certain financial covenants of the Indenture, including the minimum current ratio and the minimum interest coverage ratio, as defined. Should the Company be unable to comply with certain of the financial covenants, the holders of the Subordinated Notes may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

     At December 31, 1999 and March 23, 2000, the Company had $45.5 million and $46.9 million, respectively, principal amount of Subordinated Notes outstanding.

Sales of Interests in Projects and Natural Gas and Oil Properties

     Duke Project Financing. In February 1999, the Company entered into a project financing arrangement with Duke Energy Financial Services, Inc. ("Duke") to fund the continued exploration of five Anadarko Basin projects covered by approximately 200 square miles of 3-D seismic data acquired in 1998. In this transaction, the Company conveyed 100% of its working interest (land and seismic) in these project areas to a newly formed limited liability company (the "Duke LLC") for total consideration of $10 million. The Company is the managing member of the Duke LLC with a 1% interest, and Duke is the sole remaining member with a 99% interest. Pursuant to the terms of the Duke LLC agreement, Brigham pays 100% of the drilling and completion costs for all wells drilled by the Duke LLC within the designated project areas in exchange for a 70% working interest in the wells (and their allocable drilling and spacing units), with the remaining 30% working interest remaining in the Duke LLC, subject in each instance to proportionate reduction by any ownership rights held by third parties. Upon 100% project payout, the Company has the right to back-in for 80% of the Duke LLC's working interest in all of the then producing wells (and their allocable drilling and spacing units) and a 94% working interest in any wells (and their allocable drilling and spacing units) drilled after payout within the designated project areas governed by the Duke LLC agreement, thereby increasing the Company's effective working interest in the Duke LLC wells from 70% to 94%. The Company believes this project financing arrangement to be beneficial as it enabled Brigham to recoup substantially all of its pre-seismic land and seismic data acquisition costs incurred in these project areas and provided capital to fund the drilling of the first six wells within these projects.

     Mid-1999 Property Sales. In June 1999, Brigham sold certain producing and non-producing natural gas and oil properties located in its Anadarko Basin province to two separate parties for a total of $17.1 million. The divested properties were located in two fields operated by third parties - the Chitwood Field in Grady County, Oklahoma (originally acquired by the Company for $13.4 million in the Chitwood Acquisition in November 1997), and the Red Deer Creek Field in Roberts County, Texas. Brigham's independent reservoir engineers estimated net proved reserve volumes attributable to the properties as of June 1, 1999 of approximately 36 Bcfe, of which 33% were classified as proved developed producing reserves and 59% were natural gas. The Company estimated that net production volumes from the divested properties were 2.8 MMcfe per day at the time of the sales. The Company used the proceeds from these transactions to reduce borrowings under its credit facility, which contributed to provide the Company with $8 million in borrowing availability under its then existing credit facility that was used to fund working capital needs and capital expenditures during the second half of 1999. The effective date of each transaction was June 30, 1999.

Equity Placements

     Veritas Equity Issuances. On March 30, 1999, the Company entered into an agreement with Veritas DGC Land, Inc. to exchange 1,002,865 shares of newly issued Brigham common stock valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provided for the payment by Brigham of up to $1 million in future seismic processing services to be performed by Veritas in newly issued shares of Brigham common stock valued at $3.50 per share, in the event that the Company did not elect to pay for such services in cash. The settlement of these future seismic processing services was determined on a quarterly basis through September 30, 1999. Pursuant to this agreement, Brigham issued a total of 1,211,580 shares of common stock to Veritas to satisfy $4.2 million in aggregate payment obligations due to Veritas for seismic acquisition and processing services performed prior to 1999 and certain seismic processing services performed during 1999.

     Private Equity Placement. On February 22, 2000, Brigham entered into an agreement to issue 2,195,122 shares of common stock and 731,707 warrants to purchase common stock for total consideration of $4.5 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consisted of units that include one share of common stock priced at $2.0525 per share and one-third of a warrant to purchase Brigham common stock at an exercise price of $2.5625 per share with a three-year term. Pricing of this private equity placement was based on the average market price of Brigham common stock during a twenty trading day period prior to issuance. Net proceeds from this equity placement will be used to fund a portion of the Company's planned 2000 capital expenditures and working capital obligations.

Cash Flow Analysis

     Cash Flows from Operating Activities. Cash flows provided by operating activities were $2.6 million in 1999, $14.8 million in 1998 and $9.8 million in 1997. The decrease in cash flows for 1999 compared to 1998 was primarily attributable to changes in working capital (a $5 million reduction in cash flow from working capital items in 1999 compared to an $11.9 million increase in cash flow from working capital items in 1998). The increase in cash flows for 1998 compared to 1997 was due primarily to an increase in natural gas and oil revenues, net of lease operating expenses, production taxes and general and administrative expenses, and net changes in working capital items.

     Cash Flows from Investing Activities. Cash flows provided by investing activities in 1999 were $1.6 million as compared to cash flows used by investing activities of $86.2 million in 1998 and $57.3 million in 1997. The increase in net cash flow from investing activities in 1999 was due to the combined effects of significantly reduced net capital expenditures and a total of $27.1 million of proceeds received from the sales of natural gas and oil properties, which consisted principally of the Company's mid-1999 producing property divestitures and its sales of promoted interests in certain 3-D seismic projects and drilling prospects in its Anadarko Basin and Gulf Coast regions. The decrease in cash flow from investing activities in 1998 were the direct result of an increase in capital expenditures related to the Company's exploration and development activities. Capital expenditures (before the application of net proceeds received from the sales of interests in projects) were $25.6 million in 1999, $85.2 million in 1998 and $57.2 million in 1997.

     After acquiring 1,227 gross (807 net) square miles of 3-D seismic in 1997 and 1,134 gross (920 net) square miles of 3-D seismic in 1998, the Company did not acquire any new 3-D seismic data during 1999. The Company's drilling efforts during the past three years resulted in the completion of 19 (6.3 net) wells in 1999, 50 (26.3 net) wells in 1998, and 45 (17.6 net) wells in 1997, which contributed to aggregate net increases in proved reserve volumes (net of revisions to previous estimates) of 28.7 Bcfe in 1999, 31.2 Bcfe in 1998 and
32.4 Bcfe in 1997. In addition, the Company sold interests in certain producing and non-producing properties in 1999 for a total of $27.1 million, and it acquired certain producing properties and related interests for $1 million in 1998 and $13.5 million in 1997.

     Cash Flows from Financing Activities. Cash flows used by financing activities in 1999 were $4.1 million, principally due to the net repayment of borrowings outstanding under the Company's credit facility and the payment of deferred loan fees. Cash flows provided by financing activities in 1998 were $72.3 million, primarily as a result of borrowings under the Company's credit facility, the issuance of the Subordinated Notes and the sale of $10 million of common stock. Cash flows from financing activities for 1997 were $47.7 million, primarily as a result of borrowings under the Company's credit facility and proceeds from the common stock sold in the Company's initial public offering.

Capital Expenditures

     Continuing its strategy implemented during 1999, Brigham intends to focus substantially all of its efforts and available capital resources in 2000 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. The Company's current 2000 capital expenditure budget is estimated to be $25 million, which includes approximately $20 million for drilling projects and $5 million for non-drilling activities (primarily acreage acquisition and capitalized overhead costs). Brigham's planned 2000 drilling program consists of a balanced blend of exploration and development drilling projects with approximately 54% of budgeted drilling expenditures targeted for exploratory prospects, 28% for development locations and the remaining 18% for development locations that are contingent upon drilling success during the year. In addition, the Company's 2000 budgeted drilling expenditures have been allocated approximately 75% to its Gulf Coast province and 25% to its Anadarko Basin province, concentrated within trends where the Company has experienced exploration success to date. The Company intends to fund these budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its senior credit facility and the proceeds from its February 2000 private equity placement. Additionally, the Company intends to supplement its available capital resources through selective sales of interests in non-producing assets, including interests in its 3-D seismic projects and promoted interests in future drilling prospects or locations. See "Item 2. Properties -- Primary Exploration Provinces."

     Due to the Company's active exploration and development activities, Brigham has experienced and expects to continue to experience substantial working capital requirements. While the Company believes that cash flow from operations and borrowings under its senior credit facility should allow the Company to finance its planned operations through 2000 based on current conditions and expectations, additional financing will be required in the future to fund the Company's exploration and development activities. In the event additional financing is not available, the Company may be required to curtail or delay its planned activities.

Other Matters

Hedging Activities

     The Company believes that hedging, although not free of risk, allows the Company to reduce its exposure to natural gas and oil sales price fluctuations and thereby to achieve more predictable cash flows. However, hedging arrangements, when utilized, limit the benefit to the Company of increases in the prices of the hedged commodity. Moreover, the Company's hedging arrangements apply only to a portion of its production and provide only partial price protection against declines in commodity prices. The Company expects that the amount of its hedges will vary from time to time. See "-- Risk Factors -- Our Hedging Transactions May Not Prevent Losses" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

     In 1998, Brigham began using natural gas swap arrangements in an attempt to reduce its sensitivity to volatile commodity prices as its production base became increasingly weighted toward natural gas. Pursuant to these arrangements the Company exchanges a floating market price for a fixed contract price. Payments are made by the Company when the floating price exceeds the fixed price for a contract month and payments are received by the Company when the fixed price exceeds the floating price. Settlements of these swaps are based on the difference between regional market index prices for a contract month and the fixed contract price for the same month.

     Total natural gas purchased and sold subject to swap arrangements entered into by the Company was 2,750,000 MMBtu in 1998 and 5,025,000 MMBtu in 1999. The Company accounted for substantially all of these transactions as hedging activities and, accordingly, adjusted the price received for natural gas and oil production during the period the hedged transactions occurred. Adjustments to the price received for natural gas under these swap arrangements resulted in an increase in natural gas revenues of $555,000 in 1998 and a decrease in natural gas revenues of $486,000 in 1999.

     In September 1999, Brigham sold call options on a portion of its future oil and natural gas production. The Company applied the proceeds from the sale of these call options to increase the effective fixed swap price on its then existing natural gas hedging contracts during the months of October 1999 through January 2000 by an average of $0.57 per MMBtu. For accounting purposes, the improvement in the Company's fixed natural gas swap price attributable to these transactions is not reflected in reported revenues. Rather, it is reflected in
(i) other income (expense) on the income statement, and (ii) amortization of deferred loss on derivatives instruments and market value adjustment for derivatives instruments on the cash flow statement.

     The following tables summarize the Company's outstanding natural gas and oil hedging arrangements as of March 23, 2000:

Natural Gas Hedges

                                                           2000                   2001                  2002
                                                 ------------------------ --------------------- ---------------------
                                                               Average                 Average              Average
                                                 Volumes       Contract    Volumes    Contract   Volumes   Contract
                                     Monthly     Hedged         Price       Hedged      Price    Hedged      Price
                   Pricing Basis  Contract Term   (MMBtu)     ($/MMBtu)    (MMBtu)    ($/MMBtu)  (MMBtu)   ($/MMBtu)
                   -------------  -------------   -------     ---------    -------    ---------  -------   ---------

Fixed Price Swaps:
   Contract #1          ANR      November 1999 -  2,740,000     $2.1690    600,000     $2.0650         --         --
                     Oklahoma      April 2001
   Contract #2        Houston     April 2000 -    1,375,000     $2.1500    600,000     $2.1500         --         --
                   Ship Channel    April 2001
   Contract #3         TETCO      April 2000 -    1,375,000     $2.0575    600,000     $2.0575         --         --
                    South Texas    April 2001
Fixed Price Cap         ANR        May 2001 -            --          --  2,450,000     $2.5498  1,810,000    $2.6326
                     Oklahoma       June 2002
Fixed Price Floor       ANR        May 2001 -            --          --    765,000     $1.8000         --         --
                     Oklahoma     December 2001

Crude Oil Hedges

                                                           2000                   2001                  2002
                                                  ----------------------  ----------------------  --------------------
                                                                Average                Average               Average
                                                   Volumes      Contract   Volumes     Contract   Volumes    Contract
                                     Monthly        Hedged       Price     Hedged        Price    Hedged      Price
                   Pricing Basis  Contract Term     (Bbls)      ($/Bbl)    (Bbls)       ($/Bbl)   (Bbls)      ($/Bbl)
                   -------------  -------------     ------      -------    ------       -------   ------      -------

Fixed Price Cap        NYMEX     October 1999 -     219,600      $27.40    109,200      $26.15         --         --
                                  December 2001

Fixed Price Floor      NYMEX      March 2000 -      183,600      $18.00    109,200      $17.36         --         --
                                  December 2001

Effects of Inflation and Changes in Prices

     The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases (decreases), there could be a corresponding increase (decrease) in revenues as well as the operating costs that the Company is required to bear for operations. Inflation has had a minimal effect on the Company.

Environmental and Other Regulatory Matters

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and marketing of natural gas and oil, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company's financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity. See "-- Risk Factors -- We Are Subject To Various Governmental Regulations And Environmental Risks," "Item 1. Business -- Governmental Regulation" and "Item 1. Business -- Environmental Matters."

Year 2000 Issue

     The Company has initially incurred no significant problems related to the Year 2000 issue. However, the Company has not yet fully utilized all functions and processes of its systems and accordingly cannot be sure that all its systems will be free of Year 2000 issues. Also, the Company has no assurance that its critical business partners, governmental agencies or other key third parties have not incurred Year 2000 issues that may affect the Company.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.

Forward Looking Information

     Brigham or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 2000 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to the Company and its project participants, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Risk Factors

We Are Substantially Leveraged

     Our outstanding long-term debt was $101.5 million (principal amount) as of December 31, 1999. The indenture governing our senior subordinated secured notes limits the amounts of additional debt borrowings, including borrowings under our senior credit facility or other senior indebtedness. However, the indenture permits us to borrow under our senior credit facility up to the lesser of $75 million or the loan commitments under the facility ($70 million as of March 23, 2000). We had $58 million of borrowings outstanding under our senior credit facility as of March 23, 2000.

     Our level of indebtedness will have several important effects on our operations, including those listed below.

     o We will dedicate a substantial portion of our cash flow from operations to the payment of interest on our indebtedness and will not have these cash flows available for other purposes.

     o The covenants in our senior credit facility and the indenture limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions.

     o    Our ability to obtain  additional  financing in the future for working
          capital,   capital  expenditures,   acquisitions,   general  corporate
          purposes or other purposes may be impaired.

     We may also be required to alter our capitalization significantly to accommodate future exploration, development or acquisition activities. These changes in capitalization may significantly alter our leverage and dilute the equity interests of existing stockholders. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our future performance will not be harmed by such economic conditions and financial, business and other factors. See " -- Liquidity and Capital Resources."

We Have Substantial Capital Requirements

     We make and will continue to make substantial capital expenditures in our exploration and development projects. While we believe that our cash flow from operations and borrowings under our credit facility should allow us to finance our planned operations through 2000 based on current conditions and expectations, additional financing will be required in the future to fund our exploration and development activities. We cannot assure you that we will be able to secure additional financing on reasonable terms or at all, or that financing will continue to be available to us under our existing or new financing arrangements. Without additional capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer. See " -- Liquidity and Capital Resources."

Volatility Of Oil And Gas Markets Affects Us; Oil And Natural Gas Prices Are Volatile

     Our revenues, operating results and future rate of growth depend highly upon the prices we receive for our oil and natural gas production. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Market prices of oil and natural gas depend on many factors beyond our control, including:

     o    worldwide and domestic supplies of oil and natural gas;

     o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     o    political instability or armed conflict in oil-producing regions;

     o    the price and level of foreign imports;

     o    the level of consumer demand;

     o    the price and availability of alternative fuels;

     o    the availability of pipeline capacity;

     o    weather conditions;

     o    domestic and foreign governmental regulations and taxes; and

     o    the overall economic environment.

     We cannot predict future oil and natural gas price movements with certainty. During 1999, the high and low prices for oil on the NYMEX were $27.07 per Bbl and $11.37 per Bbl, and the high and low prices for natural gas on the NYMEX were $3.09 per MMBtu and $1.63 per MMBtu. Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:

     o limit our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

     o reduce the amount of oil and natural gas that we can produce economically;

     o    cause us to delay or postpone some of our capital projects;

     o    reduce our revenues,  operating income and cash flow; and

     o    reduce the carrying value of our oil and natural gas properties.

Our Hedging Transactions May Not Prevent Losses

     In an attempt to reduce our sensitivity to energy price volatility, we use swap and collar hedging arrangements that generally result in a fixed price or a range of minimum and maximum price limits over a specified monthly time period. If we do not produce our oil and natural gas reserves at rates equivalent to our hedged position, we would be required to satisfy our obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. Because the terms of our hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation and marketing costs to delivery points, substantial differences between the hedged prices and actual results could harm our anticipated profit margins and our ability to manage the risk associated with fluctuations in oil and natural gas prices. Hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. We could be financially harmed if the other party to the hedging contracts proves unable or unwilling to perform its obligations under such contracts. See " -- Other Matters -- Hedging Activities" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Exploratory Drilling Is A Speculative Activity Involving Numerous Risks And Uncertain Costs; We Are Dependent On Exploratory Drilling Activities

     Our revenues, operating results and future rate of growth depend highly upon the success of our exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that we will not encounter commercially productive natural gas or oil reservoirs. We cannot always predict the cost of drilling, and we may be forced to limit, delay or cancel drilling operations as a result of a variety of factors, including:

     o    unexpected drilling conditions;

     o    pressure or irregularities in formations;

     o    equipment failures or accidents;

     o    adverse weather conditions;

     o    compliance with governmental requirements; and

     o shortages or delays in the availability of drilling rigs and the delivery of equipment.

     We may not be successful in our future drilling activities because even with the use of 3-D seismic and other advanced technologies, exploratory drilling is a speculative activity. We could incur losses because our use of 3-D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies. Even when fully utilized and properly interpreted, our 3-D seismic data and other advanced technologies only assist us in identifying subsurface structures and do not indicate whether hydrocarbons are in fact present in those structures. Because we interpret the areas desirable for drilling from 3-D seismic data gathered over large areas, we may not acquire option and lease rights until after the seismic data is available and, in some cases, until the drilling locations are also identified. Although we have identified numerous potential drilling locations, we cannot assure you that we will ever lease, drill or produce oil or natural gas oil from these or any other potential drilling locations. We cannot assure you that we will be successful in our drilling activities, that our overall drilling success rate for activity within a particular province will not decline, or that our completed wells will ultimately produce our estimated economically recoverable reserves. Unsuccessful drilling activities could materially harm our operations and financial condition.

We Are Subject To Various Casualty Risks

     Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as:

     o    fires;

     o    natural disasters;

     o    formations with abnormal pressures;

     o    blowouts, cratering and explosions; and

     o    pipeline ruptures and spills.

     Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others. See "Item 1. Business -- Operating Hazards and Uninsured Risks."

We May Not Have Enough Insurance To Cover Some Operating Risks

     We maintain insurance coverage against some, but not all, potential losses in order to protect against operating hazards. We may elect to self-insure if our management believes that the cost of insurance, although available, is excessive relative to the risks presented. We generally maintain insurance for the hazards and risks inherent in drilling for and producing and transporting oil and natural gas and believe this insurance is adequate. If an event occurs that is not covered, or not fully covered, by insurance, it could harm our financial condition and results of operations. In addition, we cannot fully insure against pollution and environmental risks.

The Marketability Of Our Production Is Dependent On Facilities That We Typically Do Not Own Or Control

     The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own. Our ability to produce and market oil and natural gas could be harmed by any dramatic change in market factors or by:

     o federal and state regulation of oil and natural gas production and transportation;

     o    tax and energy policies;

     o    changes in supply and demand; and

     o    general economic conditions.

We Have Historical Operating Losses And Our Future Results May Vary; We Have Incurred Net Losses In Each Year Of Operation

     We cannot assure you that we will be profitable in the future. At December 31, 1999, we had an accumulated deficit of $55 million and total stockholders' equity of $9 million. We have recognized the following annual net losses since 1995: $1.6 million in 1995, $450,000 in 1996, $1.1 million (including a net $1.2 million non-cash deferred income tax charge incurred in connection with our conversion from a partnership to a corporation) in 1997, $33.3 million (including a $25.9 million non-cash writedown in the carrying value of our natural gas and oil properties) in 1998, and $21.6 million (including a $12.2 million non-cash loss on the sale of natural gas and oil properties) in 1999. See "Item 6. Selected Financial Data."

Our Future Operating Results May Fluctuate

     Our future operating results may fluctuate significantly depending upon a number of factors, including:

     o    industry conditions;

     o    prices of oil and natural gas;

     o    rates of drilling success;

     o    capital availability;

     o    rates of production from completed wells; and

     o    the timing and amount of capital expenditures.

     This variability could cause our business, financial condition and results of operations to suffer. In addition, any failure or delay in the realization of expected cash flows from operating activities could limit our ability to invest and participate in economically attractive projects.

Maintaining   Reserves  And  Revenues  In  The  Future   Depends  On  Successful
Exploration And Development

     In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production depends highly upon our ability to economically find, develop or acquire reserves in commercial quantities.

     The business of exploring for or developing reserves is capital intensive. Reductions in our cash flow from operations and limitations on or unavailability of external sources of capital may impair our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves. In addition, we cannot be certain that our future exploration and development activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Furthermore, although significant increases in prevailing prices for oil and natural gas could cause increases in our revenues, our finding and development costs could also increase. Finally, we participate in a percentage of our wells as a non-operator. The failure of an operator of our wells to adequately perform operations, or an operator's breach of the applicable agreements, could harm us.

We Are Subject To Uncertainties In Reserve Estimates And Future Net Cash Flows

     There is substantial uncertainty in estimating quantities of proved reserves and projecting future production rates and the timing of development expenditures. No one can measure underground accumulations of oil and natural gas in an exact way. Accordingly, oil and natural gas reserve engineering requires subjective estimations of those accumulations. Estimates of other engineers might differ widely from those of our independent petroleum engineers. Accuracy of reserve estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Our independent petroleum engineers may make material changes to reserve estimates based on the results of actual drilling, testing, and production. As a result, our reserve estimates often differ from the quantities of oil and natural gas we ultimately recover. Also, we make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. See "Item 2. Properties -- Natural Gas and Oil Reserves."

     Actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

     o    the amount and timing of actual production;

     o    supply and demand for oil and natural gas;

     o    limits or increases in consumption by gas purchasers; and

     o    changes in governmental regulations or taxation.

     The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with the SEC reporting requirements may not necessarily be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

We Face Significant Competition

     We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies. We face intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies in a number of areas such as:

     o seeking to acquire desirable producing properties or new leases for future exploration;

     o    marketing our oil and natural gas production; and

     o seeking to acquire the equipment and expertise necessary to operate and develop those properties.

     Many of our competitors have financial and other resources substantially in excess of those available to us. This highly competitive environment could harm our business. See "Item 1. Business-- Competition."

We Are Subject To Various Governmental Regulations And Environmental Risks

     Our business is subject to federal, state and local laws and regulations relating to the exploration for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

     Our operations are subject to complex environmental laws and regulations adopted by federal, state and local governmental authorities. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. The discharge of natural gas, oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation. We cannot be certain that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our results of operations and financial condition. See "Item 1. Business -- Governmental Regulation; and -- Environmental Matters."

Our Business May Suffer If We Lose Key Personnel

     We have assembled a team of geologists, geophysicists and engineers who have considerable experience in applying 3-D imaging technology to explore for and to develop oil and natural gas. We depend upon the knowledge, skills and experience of these experts to provide 3-D imaging and to assist us in reducing the risks associated with our participation in oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Ben M. Brigham, our Chief Executive Officer, President and Chairman of the Board. We have an employment agreement with Ben M. Brigham, but do not have an employment agreement with any of our other employees. We have key man life insurance on Mr. Brigham in the amount of $2 million. If we lose the services of our key management personnel or technical experts, or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We cannot assure you that we will be successful in attracting and retaining such executives, geophysicists, geologists and engineers. See "Item 1. Business -- Technical Staff" and "Executive Officers of the Registrant."

Control By Certain Stockholders And Certain Anti-Takeover Provisions May Affect You; Certain Of Our Affiliates Control A Majority Of The Outstanding Common Stock

     As of March 23, 2000, our directors, executive officers and principal stockholders, and certain of their affiliates, beneficially owned approximately 53% of our outstanding common stock. Accordingly, these stockholders, as a group, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect our management or direction. These factors may also have the effect of delaying or preventing a change in our management or voting control.

Certain Anti-Takeover Provisions May Affect Your Rights As A Stockholder

     Our certificate of incorporation authorizes our Board of Directors to issue up to 10 million shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. These provisions, alone or in combination with the other matters described in the preceding paragraph may discourage transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We are also subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

The Market Price Of Our Stock Price Is Volatile

     The trading price of our common stock and the price at which we may sell securities in the future is subject to large fluctuations in response to any of the following: limited trading volume in our stock, changes in government regulations, quarterly variations in operating results, our involvement in litigation, general market conditions, the prices of oil and natural gas, announcements by us and our competitors, our liquidity, our ability to raise additional funds and other events.

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

     Based on the Company's oil and natural gas hedging arrangements outstanding at March 23, 2000, an adverse change (defined as a hypothetical 10% and 25% increase in underlying commodity prices for open positions) would reduce cash flow by approximately $3.3 million and $8.8 million, respectively, from currently projected levels. Additionally, as the Company utilizes swap and collar arrangements to hedge anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by price changes in the underlying commodity. The impact of these price changes is not reflected in this sensitivity analysis.

Interest Rate Risk

     The Company is subject to interest rate risk as borrowings under its senior credit facility ($58 million outstanding as of March 23, 2000) accrue interest at floating rates based on the lender's base rate or LIBOR. The Company does not utilize derivative instruments to protect against changes in interest rates on debt borrowings. See Note 9 of Notes to Consolidated Financial Statements for a description of the Company's financial instruments at December 31, 1999.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Financial Statements of Certain of the Company's Subsidiaries required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F1-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its annual meeting of stockholders to be held on May 18, 2000. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1999.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

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

             See Index to Financial Statements on page F1-1.

     2.      Financial Statement Schedules:

             See Index to Financial Statements on page F1-1.

   3. Exhibits: The following documents are filed as exhibits to this report:

Number                               Description
------                               -----------

2.1 Exchange Agreement (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

4.2 Indenture dated as of August 20, 1998 between Brigham Exploration Company and Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.2.1 Supplemental Indenture dated as of March 26, 1999 between Brigham Exploration Company and Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.3 Form of Warrant Certificate (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.4 Form of Senior Subordinated Secured Note due 2003 (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.1 Agreement of Limited Partnership, dated May 1, 1992, between Brigham Exploration Company and General Atlantic Partners III, L.P. as general partners, and Harold D. Carter and GAP-Brigham Partners, L.P. as limited partners (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.1.1 Amendment No. 1 to Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated May 1, 1992, by and among Brigham Exploration Company, General Atlantic Partners III, L.P., GAP-Brigham Partners, L.P. and Harold D. Carter (filed as Exhibit 10.1.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.1.2 Amendment No. 2 to Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated September 30, 1994, by and among Brigham Exploration Company, General Atlantic Partners III, L.P., GAP-Brigham Partners, L.P., Harold D. Carter and the additional signatories thereto (filed as Exhibit 10.1.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.1.3 Amendment No. 3 to Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated August 24, 1995, by and among Brigham Exploration Company, General Atlantic Partners III, L.P., GAP-Brigham Partners, L.P., Harold D. Carter, Craig M. Fleming, David T. Brigham and Jon L. Glass (filed as Exhibit 10.1.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.1.4 Amended and Restated Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated December 30, 1997 by and among Brigham, Inc., Brigham Holdings I, L.L.C. and Brigham Holdings II, L.L.C. (filed as Exhibit
        10.1.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

10.2 Agreement of Limited Partnership of Venture Acquisitions, L.P., dated September 23, 1994, by and between Quest Resources, L.L.C. and RIMCO Energy, Inc. as general partners, and RIMCO Production Company, Inc., RIMCO Exploration Partners, L.P. I and RIMCO Exploration Partners, L.P. II, as limited partners (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.3    Regulations  of Quest  Resources,  L.L.C.  (filed as Exhibit 10.3 to the
        Company's   Registration   Statement  on  Form  S-1   (Registration  No.
        333-22491), and incorporated herein by reference).

10.4 Management and Ownership Agreement, dated September 23, 1994, by and among Brigham Oil & Gas, L.P., Brigham Exploration Company, General
        Atlantic Partners III, L.P., Harold D. Carter, Ben M. Brigham and GAP-Brigham Partners, L.P. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.5* Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-53873), and incorporated herein by reference).

10.5.1*+Letter agreement, dated as of March 20, 2000, setting forth amendments effective January 1, 2000, to the Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter.

10.6*   Employment Agreement, by and between Brigham Exploration Company and Ben
        M. Brigham (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.7* Form of Confidentiality and Noncompete Agreement between the Registrant and each of its executive officers (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.8*   1997  Incentive  Plan of Brigham  Exploration  Company (filed as Exhibit
        10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.8.1* Form of Option Agreement for certain executive officers (filed as Exhibit 10.9.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.8.2* Option  Agreement  dated as of March 4,  1997,  by and  between  Brigham
        Exploration Company and Jon L. Glass (filed as Exhibit 10.9.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.9* Incentive Bonus Plan dated as of February 28, 1997 of Brigham, Inc. and Brigham Oil & Gas, L.P. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.10 Two Bridgepoint Lease Agreement, dated September 30, 1996, by and between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.10.1 First Amendment to Two Bridge Point Lease Agreement dated April 11, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.10.2 Second Amendment to Two Bridge Point Lease Agreement dated October 13, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.10.3 Letter dated April 17, 1998 exercising Right of First Refusal to Lease "3rd Option Space" (filed as Exhibit 10.9.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.10.4+Sublease agreement dated as of November 16, 1999, by and between Brigham Oil & Gas, L.P., and ShowSupport.com, Inc.

10.11 Anadarko Basin Seismic Operations Agreement, dated February 15, 1996, by and between Brigham Oil & Gas, L.P. and Veritas Geophysical, Ltd. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.11.1 Letter Amendment to Anadarko Basin Seismic Operations Agreement, dated June 10, 1996, between Brigham Oil & Gas, L.P. and Veritas Geophysical, Ltd. (filed as Exhibit 10.15.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.12 Expense Allocation and Participation Agreement, dated April 1, 1996, between Brigham Oil & Gas, L.P. and Gasco Limited Partnership. (filed as
        Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.12.1 Amendment to Expense Allocation and Participation Agreement, dated October 21, 1996, between Brigham Oil & Gas, L.P. and Gasco Limited Partnership (filed as Exhibit 10.16.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.13 Expense Allocation and Participation Agreement, dated April 1, 1996, between Brigham Oil & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.13.1 Amendment to Expense Allocation and Participation Agreement, dated September 26, 1996, between Brigham Oil & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit 10.17.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.13.2 Letter Amendment to Expense Allocation and Participation Agreement, dated May 20, 1996, between Brigham Oil & Gas, L.P. and Middle Bay Oil Company, Inc. (filed as Exhibit 10.17.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.14 Anadarko Basin Joint Participation Agreement, dated May 1, 1996, by and among Stephens Production Company and Brigham Oil & Gas, L.P. (filed as
        Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.15 Anadarko Basin Joint Participation Agreement, dated May 1, 1996, by and between Vintage Petroleum, Inc. and Brigham Oil & Gas, L.P. (filed as
        Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.16 Processing Alliance Agreement, dated July 20, 1993, between Veritas Seismic Ltd. and Brigham Oil & Gas, L.P. (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.16.1 Letter Amendment to Processing Alliance Agreement, dated November 3, 1994, between Veritas Seismic Ltd. and Brigham Oil & Gas, L.P. (filed as
        Exhibit 10.20.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.17 Agreement and Assignment of Interest, West Bradley Project, dated September 1, 1995, by and between Aspect Resources Limited Liability Company and Brigham Oil & Gas, L.P. (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.18 Agreement and Assignment of Interests in lands located in Grady County, Oklahoma, West Bradley Project, dated December 1, 1995, by and between Aspect Resources Limited Liability Company, Brigham Oil & Gas, L.P. and Venture Acquisitions, L.P. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.19 Agreement and Assignment of Interests, West Bradley Project, dated December 1, 1995, by and between Aspect Resources Limited Liability Company and Brigham Oil & Gas, L.P. (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.20 Geophysical Exploration Agreement, Hardeman Project, Hardeman and Wilbarger Counties, Texas and Jackson County, Oklahoma, dated March 15, 1993 by and among General Atlantic Resources, Inc., Maynard Oil Company, Ruja Muta Corporation, Tucker Scully Interests Ltd., JHJ Exploration, Ltd., Cheyenne Petroleum Company, Antrim Resources, Inc., and Brigham Oil & Gas, L.P. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.21 Agreement and Partial Assignment of Interests in OK13-P Prospect Area, Jackson County, Oklahoma (Hardeman Project), dated August 1, 1995, by and between Brigham Oil & Gas, L.P. and Aspect Resources Limited Liability Company (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.22 Agreement and Partial Assignment of Interests in Q140-E Prospect Area, Hardeman County, Texas (Hardeman Project), dated August 1, 1995, by and between Brigham Oil & Gas, L.P. and Aspect Resources Limited Liability Company (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.23 Agreement and Partial Assignment of Interests in Hankins #1 Chappel Prospect Agreement, Jackson County, Oklahoma (Hardeman Project), dated March 21, 1996, by and between Brigham Oil & Gas, L.P., NGR, Ltd. and Aspect Resources Limited Liability Company (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.24 Form of Indemnity Agreement between the Registrant and each of its executive officers (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.25   Registration  Rights  Agreement  dated  February  26,  1997 by and among
        Brigham Exploration Company, General Atlantic Partners III L.P., GAP-Brigham Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham, Harold D. Carter, Craig M. Fleming, David T. Brigham and Jon L. Glass (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.26 1997 Director Stock Option Plan (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.27 Form of Employee Stock Ownership Agreement (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.28 Agreement and Assignment of Interest in Geophysical Exploration Agreement, Esperson Dome Project, dated November 1, 1994, by and between Brigham Oil & Gas, L.P. and Vaquero Gas Company (filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.29 Geophysical Exploration Agreement, Southwest Danbury Project, Brazoria County, Texas, dated as of July 1, 1996, by and among UNEXCO, Inc. and Brigham Oil & Gas, L.P. (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.30 Geophysical Exploration Agreement, Welder Project, Duval County, Texas, dated as of October 1, 1996, by and among UNEXCO, Inc. and Brigham Oil & Gas, L.P. (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.31 Proposed Trade Structure, RIMCO/Tigre Project, Vermillion Parish, Louisiana, among Brigham Oil & Gas, L.P., Tigre Energy Corporation and Resource Investors Management Company (filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.31.1 Letter relating to Proposed Trade Structure, RIMCO/Tigre Project, dated January 31, 1997, from Resource Investors Management Company to Brigham Oil & Gas, L.P. (filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.31.2+Agreement  dated  March 6, 2000 by and  between  RIMCO  Production  Co.,
        Tigre Energy Corporation and Brigham Oil & Gas, L.P. regarding modifications to the Proposed Trade Structure, RIMCO/Tigre Project, dated January 31, 1997.

10.32 Anadarko Basin Seismic Operations Agreement II, dated as of April 1, 1997, by and between Brigham Oil & Gas, L.P. (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.32.1 Letter Amendment to Anadarko Basin Seismic Operations Agreement II, dated March 20, 1997, between Brigham Oil & Gas, L.P. and Veritas DGC Land, Inc. (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).

10.33 Expense Allocation and Participation Agreement II, dated April 1, 1997, between Brigham Oil & Gas, L.P., and Gasco Limited Partnership (filed as
        Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

10.36 Credit Agreement dated as of January 26, 1998 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto (filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.36.1 First Amendment to Credit Agreement dated as of August 20, 1998 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto (filed as Exhibit 10.36.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.36.2 Second Amendment to Credit Agreement dated as of March 26, 1999 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto (filed as Exhibit 10.36.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.37 Guaranty Agreement dated January 26, 1998 by Brigham Exploration Company in favor of Bank of Montreal, as Agent, and each of the Lenders party to the Credit Agreement (filed as Exhibit 10.33.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.37.1 First Amendment to Guaranty Agreement dated as of March 30, 1998 between Brigham Exploration Company and Bank of Montreal, as Agent for the Lenders party to the Credit Agreement (filed as Exhibit 10.33.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.37.2 Second Amendment to Guaranty Agreement dated as of August 20, 1998 between Brigham Exploration Company and Bank of Montreal, as Agent for the Lenders party to the Credit Agreement (filed as Exhibit 10.37.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.37.3 Third Amendment to Guaranty Agreement dated as of March 26, 1999 between Brigham Exploration Company and Bank of Montreal, as Agent for the Lenders party to the Credit Agreement (filed as Exhibit 10.37.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.38 Securities Purchase Agreement dated as of August 20, 1998 among Brigham Exploration Company, Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership (filed as Exhibit
        10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.39 Registration Rights Agreement dated as of August 20, 1998, by and among Brigham Exploration Company, Enron Capital & Trade Resources Corp. and Joint Energy Development Investments II Limited Partnership (filed as
        Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.39.1 Amendment to Registration Rights Agreement dated as of March 26, 1999, by and among Brigham Exploration Company, Enron Capital & Trade Resources Corp., ECT Merchant Investments Corp. and Joint Energy Development Investments II Limited Partnership (filed as Exhibit 10.39.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.40 Form of Guaranty for subsidiaries (filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.41 Exchange Agreement dated as of March 30, 1999 by and between Brigham Exploration Company and Veritas DGC Land, Inc. (filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.42 Registration Rights Agreement dated as of March 30, 1999 by and between Brigham Exploration Company and Veritas DGC Land, Inc. (filed as Exhibit
        10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.43 Third Amendment to Credit Agreement dated as of July 19, 1999 among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, and the lenders signatory thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 and incorporated by reference herein).

10.44 Fourth Amendment to Guaranty Agreement dated as of July 19, 1999 between Brigham Exploration Company and Bank of Montreal, as Agent for the lenders party to the Credit Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999 and incorporated by reference herein).

10.45* Agreement dated as of August 16, 1999 between Brigham Exploration Company and Jon L. Glass for the amendment of an Employee Stock Ownership Agreement and Option Agreements (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.46* Agreement dated as of August 16, 1999 between Brigham Exploration Company and Craig M. Fleming for the amendment of an Employee Stock Ownership Agreement and Option Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.47 Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.48 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Bank of Montreal (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.49 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Societe Generale, Southwest Agency (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.50 Amended and Restated Credit Agreement dated as of February 17, 2000 among Brigham Oil & Gas, L.P., as Borrower, Bank of Montreal, as Agent, and the Lenders signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 29, 2000, and incorporated herein by reference).

10.51 Amended and Restated Guaranty Agreement dated as of February 17, 2000 by Brigham Exploration Company in favor of Bank of Montreal, as Agent, and each of the Lenders party to the Amended and Restated Credit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.52   Partial  Assignment  of Notes dated as of February 17, 2000 by and among
        (i) Bank of Montreal, (ii) Societe Generale, Southwest Agency, (iii) Shell Capital Inc., and (iv) Brigham Oil & Gas, L.P. (filed as Exhibit
        10.3 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.53 First Amendment to Warrant Agreement dated as of February 17, 2000 between Brigham Exploration Company and Bank of Montreal (filed as
        Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.54 First Amendment to Warrant Agreement dated as of February 17, 2000 between Brigham Exploration Company and Societe Generale, Southwest Agency (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.55 Equity Conversion Agreement dated as of February 17, 2000 by and among Brigham Oil & Gas, L.P., Brigham Exploration Company and Shell Capital Inc. and its successors and assigns (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.56 Warrant Agreement dated as of February 17, 2000 by and between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.57 Registration Rights Agreement dated as of February 17, 2000 by and between Brigham Exploration Company and Shell Capital Inc. (filed as
        Exhibit 10.8 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.58 Letter dated as of February 17, 2000 regarding certain fees pursuant to Credit Agreement dated as of February 17, 2000, among Brigham Oil & Gas, L.P., Bank of Montreal, as Agent, Shell Capital Inc. and the lenders signatory thereto (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.59 Second Amendment to Intercreditor and Subordination Agreement dated as of February 17, 2000 by and among ECT Merchant Investments Corp., Joint Energy Development Investments II Limited Partnership and Bank of Montreal, as agent for each of the lenders that is a signatory to, or which becomes a signatory to, the Senior Credit Agreement (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.60 Second Amendment to Indenture dated as of February 17, 2000 among Brigham Exploration Company and Chase Bank of Texas, National Association (filed as Exhibit 10.11 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.61 Conveyance of Adjustable Term Overriding Royalty Interest dated as of February 17, 2000 by and between Brigham Oil & Gas, L.P., and ECT
        Merchant Investments Corp. and Joint Energy Development Investments II Limited Partnership (filed as Exhibit 10.12 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.62 Warrant Certificate dated as of February 17, 2000 by and between Brigham Exploration Company and Joint Energy Development Investments II Limited Partnership (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.63 Warrant Certificate dated as of February 17, 2000 by and between Brigham Exploration Company and ECT Merchant Investments Corp. (filed as Exhibit
        10.14 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.64 Securities Purchase and Registration Rights Agreement dated as of February 22, 2000 by and among Brigham Exploration Company and GAP Coinvestment Partners II, L.P., Special Situations Private Equity Fund, L.P., and Aspect Resources, L.L.C. (filed as Exhibit 10.15 to the Company's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.65+ Joint Development Agreement, dated as of February 10, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC.

10.65.1+First  Amendment,  dated  as of May  10,  1999,  to that  certain  Joint
        Development Agreement entered into effective as of February 10, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC.

10.65.2+Acquisition and Participation Agreement, dated October 21, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC.

10.65.3+Letter agreement, dated as of December 30, 1999, regarding amendments to Joint Development Agreement, dated as of February 10, 1999, as amended, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC.

10.66+ Letter agreement dated as of September 6, 1999 between Brigham Oil & Gas, L.P. and Brigham Land Management Company, Inc. regarding work to be performed within Brigham's Angelton Project.

21+     Subsidiaries of the Registrant.

23.1+   Consent of PricewaterhouseCoopers LLP, independent public accountants.

23.2+ Consent of Cawley, Gillespie & Associates, Inc., independent petroleum engineers.

27+     Financial Data Schedule.

*       Management contract or compensatory plan.
+       Filed herewith.


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

Completion Rate. The number of wells on which production casing has been run for a completion attempt as a percentage of the number of wells drilled.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 24, 2000.

                                        BRIGHAM EXPLORATION COMPANY


                                        By:   /s/ Ben M. Brigham
                                           -------------------------------------
                                           Ben M. Brigham
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 24, 2000, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Ben M. Brigham
------------------------------------------------------------
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board


/s/ Curtis F. Harrell
------------------------------------------------------------
Curtis F. Harrell
Chief Financial Officer and Director
(principal financial and accounting officer)


/s/ Anne L. Brigham
------------------------------------------------------------
Anne L. Brigham
Director


/s/ Harold D. Carter
------------------------------------------------------------
Harold D. Carter
Director


/s/ Alexis M. Cranberg
------------------------------------------------------------
Alexis M. Cranberg
Director


/s/ Stephen P. Reynolds
------------------------------------------------------------
Stephen P. Reynolds
Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Financial Statements of Brigham Exploration Company
     Report of Independent Accountants.................................... F1-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998......... F1-3
     Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 1998, and 1997................................. F1-4
     Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998, and 1997................................. F1-5
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998, and 1997................................. F1-6
     Notes to the Consolidated Financial Statements....................... F1-7
Financial Statements of Certain Brigham Exploration Company Subsidiaries
     Report of Independent Accountants.................................... F2-1
     Balance Sheets as of December 31, 1999............................... F2-2
     Balance Sheets as of December 31, 1998............................... F2-3
     Statements of Operations for the Year Ended December 31, 1999........ F2-4
     Statements of Operations for the Year Ended December 31, 1998........ F2-5
     Statements of Operations for the Year Ended December 31, 1997........ F2-6
     Statements of Equity for the Year Ended December 31, 1999............ F2-7
     Statements of Equity for the Year Ended December 31, 1998............ F2-8
     Statements of Equity for the Year Ended December 31, 1997............ F2-9
     Statements of Cash Flows for the Year Ended December 31, 1999........ F2-10
     Statements of Cash Flows for the Year Ended December 31, 1998........ F2-11
     Statements of Cash Flows for the Year Ended December 31, 1997........ F2-12
     Notes to the Financial Statements.................................... F2-13


As all Brigham Exploration Company significant subsidiaries fully and unconditionally guarantee the Senior Subordinated Secured Notes and the Company has no significant assets other than its investments in its subsidiaries, the consolidated financial statements are substantially the same as the financial statements of the subsidiary guarantors and separate financial statements have been omitted as they would not be meaningful to investors.

Financial statements for the wholly owned subsidiaries whose securities are pledged as collateral for the Senior Subordinated Notes are included in the separate financial statements.



                                      F1-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of Brigham Exploration Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brigham Exploration Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2000

                                      F1-2

                           BRIGHAM EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            December 31,
                                                                               ---------------------------------------
                                                                                     1999                   1998
                                                                               ------------------      ---------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                 $           2,742       $        2,569
     Accounts receivable                                                                   4,945                7,938
     Other current assets                                                                    577                  290
                                                                               ------------------      ---------------
        Total current assets                                                               8,264               10,797
                                                                               ------------------      ---------------

Natural gas and oil properties, at cost, net                                             112,066              134,317
Other property and equipment, at cost, net                                                 1,686                2,014
Drilling advances paid                                                                        23                  230
Deferred loan fees                                                                         3,481                3,146
Other noncurrent assets                                                                      163                   12
                                                                               ------------------      ---------------
                                                                               $         125,683       $      150,516
                                                                               ==================      ===============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $          14,851       $       19,883
     Accrued drilling costs                                                                  541                1,219
     Participant advances received                                                           850                  764
     Other current liabilities                                                             1,502                1,647
                                                                               ------------------      ---------------
        Total current liabilities                                                         17,744               23,513
                                                                               ------------------      ---------------

Notes payable                                                                             56,000               59,000
Senior subordinated notes, net                                                            41,341               35,786
Other noncurrent liabilities                                                               1,600                7,536

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
        authorized, none issued and outstanding                                                -                    -
     Common stock, $.01 par value, 30 million shares
        authorized, 14,517,786 and 13,306,206 issued and
        outstanding at December 31, 1999 and 1998, respectively                              145                  133
     Additional paid-in capital                                                           64,171               58,838
     Unearned stock compensation                                                            (290)                (890)
     Accumulated deficit                                                                 (55,028)             (33,400)
                                                                               ------------------      ---------------
        Total stockholders' equity                                                         8,998               24,681
                                                                               ------------------      ---------------
                                                                               $         125,683       $      150,516
                                                                               ==================      ===============


  Natural gas and oil properties are accounted for using the full cost method.



        See accompanying notes to the consolidated financial statements.

                                      F1-3

                           BRIGHAM EXPLORATION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                              Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                              1999                   1998                  1997
                                                        ------------------     -----------------     ------------------
Revenues:

     Natural gas and oil sales                          $          14,992      $         13,799      $           9,184
     Workstation revenue                                              285                   390                    637
                                                        ------------------     -----------------     ------------------
                                                                   15,277                14,189                  9,821
                                                        ------------------     -----------------     ------------------
Costs and expenses:

     Lease operating                                                2,259                 2,172                  1,151
     Production taxes                                                 968                   850                    549
     General and administrative                                     3,481                 4,672                  3,570
     Depletion of natural gas and oil properties                    7,792                 8,483                  2,743
     Depreciation and amortization                                    525                   413                    306
     Capitalized ceiling impairment                                     -                25,926                      -
     Amortization of stock compensation                                 1                   372                    388
                                                        ------------------     -----------------     ------------------
                                                                   15,026                42,888                  8,707
                                                        ------------------     -----------------     ------------------
        Operating income (loss)                                       251               (28,699)                 1,114
                                                        ------------------     -----------------     ------------------

Other income (expense):

     Interest income                                                  176                   136                    145
     Interest expense, net                                         (9,697)               (5,968)                (1,017)
     Interest expense - related party                                   -                     -                   (173)
     Loss on sale of natural gas and oil propertieS               (12,195)                    -                      -
     Other expense                                                   (163)                    -                      -
                                                        ------------------     -----------------     ------------------
                                                                  (21,879)               (5,832)                (1,045)
                                                        ------------------     -----------------     ------------------

Net income (loss) before income taxes                             (21,628)              (34,531)                    69

Income tax benefit (expense)                                            -                 1,186                 (1,186)
                                                        ------------------     -----------------     ------------------
     Net loss                                           $         (21,628)     $        (33,345)     $          (1,117)
                                                        ==================     =================     ==================

Net loss per share:

     Basic/Diluted                                      $           (1.53)     $          (2.64)     $           (0.10)

Weighted average common shares outstanding:

     Basic/Diluted                                                 14,152                12,626                 11,081



        See accompanying notes to the consolidated financial statements.

                                      F1-4

                           BRIGHAM EXPLORATION COMPANY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                            Additional        Unearned
                                  Common Stock                Paid-in           Stock       Accumulated     Predecessor
                          ------------------------------
                               Shares           Amounts       Capital        Compensation     Deficit         Capital         Total
                          --------------    ------------   -----------     --------------  ------------   ---------------    -------

Balance,
    December 31, 1996                    -   $    -        $        -      $      -       $       -   $       3,244   $       3,244
Consummation of
    the Exchange                 8,928,574       90            19,580             -               -          (3,244)         16,426
Issuance of stock
    options                              -        -             2,576        (2,576)              -               -               -
Forfeiture of stock
    options                              -        -               (69)           69               -               -               -
Issuance of common
    stock                        3,325,000       33            23,894             -               -               -          23,927
Net loss for
    period ended
    February 27, 1997                    -        -            (4,869)            -               -               -          (4,869)
Net income for
    period from
    February 27, 1997
    to Dec. 31, 1997                     -        -             3,807             -             (55)              -           3,752
Amortization of
    unearned stock
    compensation                         -        -                 -           833               -               -             833
                          -----------------  ----------  ----------------  ------------  --------------  --------------  -----------
Balance,
    December 31, 1997           12,253,574      123            44,919        (1,674)            (55)              -          43,313

Net loss                                 -        -                 -             -         (33,345)              -         (33,345)
Issuance of
    common stock                 1,052,632       10             9,419             -               -               -           9,429
Issuance of warrants                     -        -             4,500             -               -               -           4,500
Amortization of
    unearned stock
    compensation                         -        -                 -           784               -               -             784
                          -----------------  ----------  ----------------  ------------  --------------  --------------  ----------
Balance,
    December 31, 1998           13,306,206      133            58,838          (890)        (33,400)              -          24,681
Net loss                                 -        -                 -             -         (21,628)              -         (21,628)
Issuance of
    common stock                 1,211,580       12             4,228             -               -               -           4,240
Forfeiture of stock
    options                              -        -              (602)          602               -               -               -
Revision in terms
    of warrants                          -        -               479             -               -               -             479
Issuance of warrants                     -        -             1,228             -               -               -           1,228
Amortization of
    unearned stock
    compensation                         -        -                 -            (2)              -               -              (2)
                          -----------------  ----------  ----------------  ------------  --------------  --------------  ----------
Balance,
    December 31, 1999           14,517,786   $     145   $        64,171   $      (290)  $     (55,028)  $           -   $    8,998
                          =================  ==========  ================  ============  ==============  ==============  ==========

               See accompanying notes to the financial statements.


                                      F1-5

                           BRIGHAM EXPLORATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Year ended December 31,
                                                                                ------------------------------------------
                                                                                   1999           1998           1997
                                                                                -----------    ------------   ------------
Cash flows from operating activities:

     Net loss                                                                   $  (21,628)    $   (33,345)   $    (1,117)
     Adjustments to reconcile net loss to cash
       provided by operating activities:

        Depletion of natural gas and oil properties                                  7,792           8,483          2,743
        Depreciation and amortization                                                  525             413            306
        Capitalized ceiling impairment                                                   -          25,926              -
        Amortization of stock compensation                                               1             372            388
        Interest paid through issuance of additional senior subordinated notes       5,459               -              -
        Amortization of deferred loan fees and debt issuance costs                   1,739             726              -
        Amortization of discount on senior subordinated notes                          575             286              -
        Amortization of deferred loss on derivatives instruments                       759               -              -
        Market value adjustment for derivatives instruments                            115               -              -
        Loss on sale of natural gas and oil properties                              12,195               -              -
        Changes in working capital and other items:

            (Increase) decrease in accounts receivable                               2,993          (3,029)        (2,213)
            Increase in other current assets                                        (1,046)            (10)          (128)
            Increase (decrease) in accounts payable                                 (1,136)          7,991          8,955
            Increase (decrease) in participant advances received                        86             275           (648)
            Increase (decrease) in other current liabilities                          (115)            862             50
            Increase in deferred interest payable - related party                        -               -             53
            Increase (decrease) in deferred income tax liability                         -          (1,186)         1,186
            Other noncurrent assets                                                   (151)              6            281
            Other noncurrent liabilities                                            (5,585)          7,004            (50)
                                                                                -----------    ------------   ------------
            Net cash provided by operating activities                                2,578          14,774          9,806
                                                                                -----------    ------------   ------------

Cash flows from investing activities:

     Additions to natural gas and oil properties                                   (25,560)        (85,207)       (57,170)
     Proceeds from sale of natural gas and oil properties                           27,143               -             74
     Additions to other property and equipment                                        (146)           (868)          (545)
     (Increase) decrease in drilling advances paid                                     207            (152)           341
                                                                                -----------    ------------   ------------
            Net cash provided (used) by investing activities                         1,644         (86,227)       (57,300)
                                                                                -----------    ------------   ------------
Cash flows from financing activities:

     Proceeds from issuance of common stock                                              -           9,429         23,927
     Proceeds from issuance of sr. subordinated notes payable and warrants               -          40,000              -
     Increase in notes payable                                                      13,750         105,800         37,250
     Repayment of notes payable                                                    (16,750)        (78,800)       (13,250)
     Principal payments on capital lease obligations                                  (253)           (236)          (179)
     Deferred loan fees paid                                                          (796)         (3,872)             -
                                                                                -----------    ------------   ------------
            Net cash provided (used) by financing activities                        (4,049)         72,321         47,748
                                                                                -----------    ------------   ------------

Net increase in cash and cash equivalents                                              173             868            254
Cash and cash equivalents, beginning of period                                       2,569           1,701          1,447
                                                                                -----------    ------------   ------------
Cash and cash equivalents, end of period                                        $    2,742     $     2,569    $     1,701
                                                                                ===========    ============   ============
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                   $    1,960     $     5,490    $     1,679
                                                                                ===========    ============   ============
Supplemental disclosure of noncash investing and financing activities:

     Capital lease asset additions                                              $       51     $       320    $       403
                                                                                ===========    ============   ============
     Decrease in accounts payable and other noncurrent liabilities in
        exchange for issuance of common stock                                   $    4,240
                                                                                ===========
     Increase in accounts payable for deferred loan fees to be paid
        in future periods                                                       $       50
                                                                                ===========
     Increase in deferred loan fees for issuance of warrants                    $    1,228
                                                                                ===========

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

                                      F1-7

     The capitalized costs of the Company's natural gas and oil properties plus future development, dismantlement, restoration and abandonment costs (the "Amortizable Base"), net of estimated salvage values, are amortized using the unit-of-production method based upon estimates of total proved reserve quantities.  The  Company's  capitalized  costs  of  its  natural  gas  and  oil properties,  net of  accumulated  amortization,  are  limited  to the  total  of estimated  future net cash  flows  from  proved  natural  gas and oil  reserves, discounted at ten percent, plus the cost of unevaluated properties. There are many factors, including global events, that may influence the production, processing, marketing and valuation of natural gas and oil. A reduction in the valuation of natural gas and oil properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations.

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

       Furniture and fixtures................................     10 years
       Machinery and equipment...............................      5 years
       3-D seismic interpretation workstations and software..      3 years

     Betterments and major improvements that extend the useful lives are capitalized, while expenditures for repairs and maintenance of a minor nature are expensed as incurred.

Revenue Recognition

     The Company recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 1999, 1998 and 1997 were not significant. Interest is capitalized on significant unevaluated natural gas and oil properties that are not subject to amortization.

     Industry participants in the Company's seismic programs are charged on an hourly basis for the work performed by the Company on its 3-D seismic interpretation workstations. The Company recognizes workstation revenue as service is provided.

Derivative Instruments

     The Company periodically enters into commodity hedge contracts, including price swaps, caps and/or floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of natural gas or crude oil without the exchange of underlying volumes. The notional amounts of these derivative financial instruments are based on expected production from existing wells. The Company uses these derivative financial instruments to manage market risks resulting from fluctuations in commodity prices.

                                      F1-8

     Correlation of the hedge contracts is determined by evaluating whether hedge contract gains and losses will substantially offset the effects of price changes on the underlying natural gas and crude oil sales volumes. To the extent that correlation exists between the hedge contracts and the underlying natural gas and crude oil sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized as a component of natural gas and oil sales in the same period as the sale of the underlying volumes. To the extent that correlation does not exist between the hedge contracts and the underlying natural gas and crude oil sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized in the period incurred as a component of other income. The fair market value of any hedge contract that does not meet the correlation test outlined above is recorded as a deferred gain or loss on the balance sheet and is adjusted to current market value at each balance sheet date with any deferred gains or losses recognized as a component of other income.

     In the event that management decides to terminate a hedge contract, generally accepted accounting principles require that any gains or losses upon termination be carried forward and recognized as a component of natural gas and oil sales in the period in which the underlying volumes are sold.

Stock Based Compensation

     The Company measures compensation expense for its stock based incentive plan using the intrinsic value method and has provided in Note 11 the pro forma disclosure of the effect on net loss and net loss per common share as if the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," had been applied in measuring compensation expense.

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

Segment Information

     All of the Company's natural gas and oil properties and related operations are located in the United States and management has determined that the Company has one reportable segment.


                                      F1-9

New Pronouncements

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

3.   Asset Dispositions

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

     In June 1999, the Company sold its entire interest in certain producing and non-producing natural gas and oil properties located in its Anadarko Basin province to two parties for a combined sales price of $17.1 million. Total proceeds, net of transaction costs, were $16.7 million and were used to repay a portion of the Company's notes payable. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized a loss of $12.2 million, which was difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

                                     F1-10

4.       Property and Equipment

       Property  and   equipment,   at  cost,  are  summarized  as  follows  (in
thousands):

                                                                December 31,
                                                        ------------------------------
                                                            1999            1998
                                                        -------------   --------------
Natural gas and oil properties.......................   $    178,755          181,019
Accumulated depletion................................        (66,689)         (46,702)
                                                        -------------   --------------
                                                             112,066          134,317
                                                        -------------   --------------
Other property and equipment:
   3-D seismic interpretation workstations
     and software....................................          2,248            2,186
   Office furniture and equipment....................          1,909            1,774
   Accumulated depreciation..........................        (2,471)          (1,946)
                                                        -------------   --------------
                                                               1,686            2,014
                                                        -------------   --------------
                                                        $    113,752    $     136,331
                                                        =============   ==============

     At December 31, 1998, a capitalized ceiling impairment of $25.9 million was recognized and is included above in the accumulated depletion balances for natural gas and oil properties. The write down was calculated based on the estimated discounted present value of future net cash flows from proved natural gas and oil reserves using prices in effect at December 31, 1998.

     The Company capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in natural gas and oil properties over the periods benefited by these activities. During the years ended December 31, 1999, 1998 and 1997, these capitalized costs amounted to $3.3 million, $4.6 million and $3.5 million, respectively. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. Interest costs of $3.0 million and $1.2 million were capitalized in 1999 and 1998, respectively.

5.   Notes Payable and Senior Subordinated Notes Payable

     In January 1998, the Company entered into a reserve-based revolving credit facility (the "Credit Facility") which originally provided for initial borrowing availability of $75 million. Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. Amounts outstanding under the Credit Facility accrued interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Company's option. The Credit Facility contains covenants restricting the Company's ability to declare or pay dividends on its stock. In connection with the origination of the Credit Facility, certain bank fees and other expenses totaling approximately $1.9 million were recorded as deferred costs and are amortized over the life of the loan.

     The Credit Facility was amended in March 1999 to reduce the borrowing availability, extend the date of borrowing base redetermination, modify certain financial covenants, include certain additional covenants that place significant restrictions on the Company's ability to make certain capital expenditures, and to change the interest rate on outstanding borrowings to either the lender's Base Rate or LIBOR plus 3.0%, at the Company's option. The Company incurred a $500,000 transaction fee due to the lender over a ten month period.

     In July 1999, the Credit Facility was amended to provide the Company with borrowing availability of $56 million. As consideration for this amendment, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees to be amortized over the remaining period to maturity of the Credit Facility. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company.

                                     F1-11

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

     Principal outstanding under the Notes is due at maturity on August 20, 2003. Interest on the Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Notes. Interest is payable in cash at interest rates of 12%, 13%, and 14% during the years one through three, year four and year five, respectively, of the term of the Notes; provided, however, that the Company may pay interest in kind for a cumulative total of seven (or potentially eight) quarterly interest payments at interest rates of 13%, 14% and 15% during the years one through three, year four and year five, respectively, of the term of the Notes. The Company may repay the Notes in full without premium at any time prior to maturity. The indenture governing the Notes contains certain covenants including, but not limited to, limitations or restrictions on indebtedness, distributions, affiliate transactions, liens and sale and leaseback transactions. The indenture prohibits all dividends on the Company's stock. Warrants to purchase 1 million shares of the Company's common stock exercisable during a period of seven years at a price of $10.45 per share were issued in connection with the Notes.

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's subsidiaries (the "Subsidiary Guarantors"), all of which are directly or indirectly wholly-owned by the Company. Additionally, the stock of certain subsidiaries has also been pledged as collateral for the Notes. The obligations of the Subsidiary Guarantors under the subsidiary guaranty agreements are subordinated to the senior indebtedness of the Subsidiary Guarantors. The assets of the parent, Brigham Exploration Company, consist solely of investments in its subsidiaries.

     Concurrent with the issuance of the Notes, the Company recorded a discount on the Notes of $4.5 million to reflect the estimated value of the Warrants. Also in connection with the issuance of the Notes, certain fees and expenses totaling approximately $1.8 million were recorded as deferred costs. The Note discount and deferred fees are amortized over the five year term of the Notes.

     In March 1999, the indenture governing the Notes was amended to provide the Company with the option to pay interest due on the Notes in kind, for any reason, through the second quarter of 2000. In addition, certain financial and other covenants were amended. The amendment also provides for a reduction in the exercise price per share of the Warrants from $10.45 per share to $3.50 per share. The discount on the Notes was decreased by $479,000 to reflect the change in value attributed to the Warrants as a result of the revision in the terms of the Warrants.

                                     F1-12

6.    Capital Lease Obligations

      Property under capital leases consists of the following (in thousands):

                                                                                             December 31,
                                                                                     ------------------------------
                                                                                         1999            1998
                                                                                     -------------   --------------
     3-D seismic interpretation workstations and software.......................     $        607    $         620
     Office furniture and equipment.............................................              167              167
                                                                                     -------------   --------------
                                                                                              774              787
     Accumulated depreciation and amortization..................................            (410)            (276)
                                                                                     -------------   --------------
                                                                                     $        364    $         511
                                                                                     =============   ==============

       The obligations under capital leases are at fixed interest rates ranging from 7.5% to 17.9% and are collateralized by property, plant and equipment. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1999 are as follows (in thousands):

     2000......................................................  $         258
     2001......................................................            115
     2002......................................................             27
                                                                 -------------
     Total minimum lease payments..............................            400
        Estimated executory costs included in capital leases...            (25)
                                                                 -------------
     Net minimum lease payments................................            375
        Amounts representing interest..........................            (38)
                                                                 -------------
     Present value of net minimum lease payments...............            337
     Less:  current portion....................................           (210)
                                                                 -------------
     Noncurrent portion........................................  $         127
                                                                 =============

7.   Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                                         Year ended
                                                        December 31,
                                                ------------------------------
                                                    1999            1998
                                                -------------   --------------
     Current income taxes:
        Federal...............................        $    -           $    -
        State.................................             -                -
     Deferred income taxes:
        Federal...............................             -           (1,186)
        State.................................             -                -
                                                -------------   --------------
                                                      $    -    $      (1,186)
                                                =============   ==============

                                     F1-13

         The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                        Year ended
                                                       December 31,
                                               ------------------------------
                                                   1999            1998
                                               -------------   --------------
     Tax at statutory rate...................  $    (7,570)    $     (11,740)
     Add the effect of:
        Nondeductible expenses...............             8               10
        Valuation reserve....................         7,562           10,544
                                               -------------   --------------
                                               $          -    $      (1,186)
                                               =============   ==============

     The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                           December 31,
                                                   -----------------------------
                                                      1999            1998
                                                   ------------   --------------
     Deferred tax assets:
        Net operating loss carryforwards........   $    18,796    $      11,219
        Amortization of stock compensation......           266              258
        Other...................................            27                3
                                                   ------------   --------------
                                                        19,089           11,480
     Deferred tax liability:
        Depreciable and depletable property.....         (484)             (936)
        Valuation reserve.......................      (18,605)          (10,544)
                                                   ------------   --------------
                                                   $        -     $           -
                                                   ============   ==============

     At December 31, 1999, the Company had regular and alternative minimum tax net operating loss carryforwards of approximately $53.7 million and $45.2 million, respectively, which expire by December 31, 2019.

8.   Net Income (Loss) Per Share

     Net loss per share is presented in the consolidated financial statements based on a basic loss per share calculation as well as a diluted loss per share calculation. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during each period. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares and common share equivalents outstanding (if dilutive) during each period. The number of common share equivalents outstanding is computed using the treasury stock method.

     Net loss per share for 1997 is presented giving effect to the shares issued pursuant to the Exchange as well as shares issued in the initial public offering. At December 31, 1999 and 1998, options and warrants to purchase 3,519,726 and 2,194,654 shares of common stock, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive.

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

                                     F1-14

     As of December 31, 1999, there were no known environmental or other regulatory matters related to the Company's operations which are reasonably expected to result in a material liability to the Company. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's capital expenditures, earnings or competitive position.

Lease Commitments

     The Company leases office equipment and space under operating leases expiring at various dates through 2002. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 1999, are as follows (in thousands):

     2000.......................................................   $         795
     2001.......................................................             790
     2002.......................................................             395
                                                                   -------------
                                                                   $       1,980
                                                                   =============

     Rental expense for the years ended December 31, 1999, 1998 and 1997 was $937,669, $875,150 and $606,173, respectively.

Major Customers

     During 1999, approximately 26%, 16% and 11% of the Company's natural gas and oil production was sold to three separate customers. During 1998, approximately 25%, 15%, 11% and 11% of the Company's natural gas and oil production was sold to four separate customers. During 1997, approximately 14% and 12% of the Company's natural gas and oil production was sold to two separate customers. However, due to the availability of other customers, the Company does not believe that the loss of any one of these individual customers would adversely affect the Company's result of operations.

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

     In 1997, the Company was a party to a crude oil swap arrangement resulting in a fixed price over a period of time for a specified volume of crude oil. In February 1998, the Company entered into a hedging contract whereby 10,000 MMBtu per day of natural gas is purchased and sold subject to a fixed price swap agreement for monthly periods from April 1998 through October 1999. Pursuant to these arrangements the Company exchanges a floating market price for a contract month and payments are received when the fixed price exceeds the floating price. Total natural gas subject to this hedging contract is 2,750,000 MMBtu in 1998 and 3,040,000 MMBtu in 1999.

                                     F1-15

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

     As a result of these arrangements, the Company realized an increase (decrease) in natural gas and oil revenues of approximately $(486,000), $555,000 and $(6,200) during 1999, 1998 and 1997, respectively. To the extent that notional amounts covered by these arrangements exceed actual production quantities, a corresponding portion of the contracts has been recorded on the balance sheet at fair value, which approximated $291,000 as of December 31, 1999. Additionally, the mark-to-market adjustments and related cash flows associated with this portion of these contracts of approximately $(429,000) have been recorded as a component of other income (expense) on the 1999 statement of operations.

     In September 1999, the Company amended the fixed contract price from $2.065 per MMBtu to a range from $2.509 to $2.678 per MMBtu for natural gas volumes for the months of October 1999 through January 2000 under the then outstanding swap agreement. This resulted in a deferred loss of $1.1 million to be amortized to natural gas and oil revenues over the original contract period of October 1999 through January 2000. During 1999, approximately $645,000 was amortized to natural gas and oil revenues.

     Concurrently, in September 1999 the Company entered into natural gas and crude oil cap contracts. The natural gas cap contract provides the counterparty with a call option on 10,000 MMBtu per day of natural gas production for the monthly periods from May 2001 through June 2002. Payments are made by the Company to the counterparty when the floating price exceeds the fixed price of $2.50 per MMBtu for the periods May 2001 through October 2001 and May 2002 through June 2002, and $2.70 per MMBtu for the period November 2001 through April 2002.

     These instruments do not qualify for hedge accounting and accordingly were recorded on the date of the transaction at their fair value of $1.1 million as a deferred credit on the balance sheet. As of December 31, 1999, the fair value of the remaining contracts approximated $875,000 million with the corresponding mark-to-market adjustments and related cash flows recorded as a component of other income (expense) on the statement of operations.

     The Company's non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying value of the Company's revolving credit facility approximates its fair market value since it bears interest at floating market interest rates.

     The Company's accounts receivable relate to natural gas and oil sales to various industry companies, amounts due from industry participants for expenditures made by the Company on their behalf and workstation revenues. Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral. The Company's accounts receivable at December 31, 1999 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to the natural gas and crude oil price swaps are investment grade financial institutions.

                                     F1-16

11.  Employee Benefit Plans

Retirement Savings Plan

     The Company has adopted a defined contribution 401(k) plan for substantially all of its employees. Eligible employees may contribute up to 15% of their compensation to this plan. The 401(k) plan provides that the Company may, at its discretion, match employee contributions. The Company has not matched employee contributions in any plan year.

Stock Compensation

     In 1994 three employees were granted restricted interests in the Company which vest in increments through July 1999. At the date of grant, the value of these interests was immaterial. On February 26, 1997, in connection with the Exchange (see Note 1), the three employees transferred these interests to the Company in exchange for 156,250 shares of restricted common stock of the Company. The terms of the restricted stock and the restricted Company interests are substantially the same. No compensation expense resulted from this exchange.

     The Company adopted an incentive plan, effective upon completion of the Exchange (see Note 1), which provides for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to reward key employees whose performance may have a significant effect on the success of the Company. An aggregate of 1,588,170 shares of the Company's common stock was reserved for issuance pursuant to this plan. The Compensation Committee of the Board of Directors will determine the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest over three to five years.

     The Company also maintains a plan under which it offers stock compensation to non-employee directors. Pursuant to the terms of the plan, non-employee directors are entitled to annual grants. Options granted under this plan have an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest over five years.

                                     F1-17

         The following table summarizes activity under the incentive plan for each of the three years ended December 31, 1999:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Shares          Price
                                                    -------------   ------------

     Options outstanding December 31, 1996.......              -     $        -
          Options granted........................        646,097           5.03
          Options forfeited or cancelled.........       (17,360)           5.00
          Options exercised......................              -              -
                                                    -------------   ------------
     Options outstanding December 31, 1997.......        628,737           5.03
          Options granted........................        873,500           8.62
          Options forfeited or cancelled.........       (307,583)        (12.88)
          Options exercised......................              -              -
                                                    -------------   ------------
     Options outstanding December 31, 1998.......      1,194,654           5.63
          Options granted........................        650,000           2.43
          Options forfeited or cancelled.........       (324,928)         (4.68)
          Options exercised......................              -               -
                                                    -------------   ------------
     Options outstanding December 31, 1999.......      1,519,726    $      4.47
                                                    =============   ============

     On December 14, 1998, the Board of Directors approved a proposal to cancel and reissue outstanding employee stock options which were granted in January 1998 with an exercise price of $12.88. A total of 305,250 options with an exercise price of $12.88 per share were cancelled and reissued with an exercise price of $6.31 per share, the fair market value of the Company's stock at the date of reissuance. Vesting schedules remained unchanged by the reissuance.

     Exercise prices for options outstanding at December 31, 1999 range from $1.5545 to $14.375 and remaining contractual lives range from 4.5 to 7 years. Exercise prices for options outstanding at December 31, 1998 range from $5.00 to $14.375 and remaining contractual lives range from 5.5 years to 7 years. Exercise prices for options outstanding at December 31, 1997 range from $5.00 to $14.375 and remaining contractual lives range from 5.5 years to 6 years. Options exercisable at December 31, 1999, 1998 and 1997 were 291,242, 145,740 and zero, respectively.

     The weighted average fair value per share of stock compensation issued during 1999, 1998 and 1997 was $1.42, $5.40 and $6.24, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions for grants made in 1999, 1998 and 1997: risk free interest rate of 6.0%, 4.7% and 6.2%; volatility of the expected market prices of the Company's common stock of 57%, 77% and 38%; expected dividend yield of zero and weighted average expected option lives of 5.6, 5.0 and 7.3 years, respectively.

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

     Had compensation cost for the Company's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS No. 123 the Company's net loss and net loss per share for 1999, 1998 and 1997 would have been the pro forma amounts indicated below:

                                     F1-18

                                           1999         1998        1997
                                        ------------ ------------ ----------
     Net loss (in thousands):
        As reported..................   $  (21,628)  $  (33,345)  $ (1,117)
        Pro forma....................      (21,605)     (33,591)    (1,314)
     Net loss per share:
        As reported..................        (1.53)       (2.64)     (0.10)
        Pro forma....................        (1.53)       (2.66)     (0.12)

     The Company granted 644,097 stock options as of March 4, 1997. These options have an exercise price of $5.00 compared to an originally determined estimated fair market value of the Company's common stock at date of grant of $8.00. This grant resulted in noncash compensation expense which is being recognized over the related vesting period of the options. In January 1998, the Company revised the fair market value of its common stock at the date these options were granted from $8.00 to $9.00. The result of this revision was an increase in the 1997 net loss of approximately $81,000, or $0.01 per share.

12.  Related Party Transactions

     During the years ended December 31, 1999, 1998 and 1997, the Company incurred costs of approximately $180,000, $851,000 and $837,000 respectively, for fees for land acquisition services performed by a company owned by a brother of the Company's President and Chief Executive Officer. Other participants in the Company's 3-D seismic projects reimbursed the Company for a portion of these amounts.

     In 1997, the Company paid $18,000 for working interests in natural gas and oil properties owned by affiliates of a member of the Company's board of directors/management committee.

     A Director of the Company served as a consultant to the Company on various aspects of the Company's business and strategic issues. Fees paid for these services by the Company were $62,874, $100,539 and $86,580 for the years ended December 31, 1999, 1998 and 1997, respectively. Additional disbursements totaling approximately $12,000, $12,000 and $13,000 were made during 1999, 1998 and 1997, respectively, for the reimbursement of certain expenses.

13.  Subsequent Event

     In February 2000, the Company entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Company with an increase to $70 million in borrowing availability for a three-year term. If the Company exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. Borrowings under the Credit Facility in excess of $45 million are convertible into shares of the Company's common stock in the following amounts:
(i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the Company must issue to a new lender of the Credit Facility warrants to purchase shares of the Company's common stock. In addition, certain financial covenants of the Credit Facility have been amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

     In February 2000, the indenture governing the Notes was amended. The holders of the Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000 and adjusted subsequent levels under this test. In addition, an amendment to the Notes provides the Company with an extension of its right to pay interest through the issuance of additional Notes in lieu of cash (or "in kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company has (i) reset the price of the warrants previously issued to the holders of the Notes to purchase one million shares of the Company's common stock from an exercise price of $3.50 per share to $2.43 per share and (ii) granted to the holders of the Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Notes issued as interest paid in kind.



                                     F1-19

14.  Natural Gas and Oil Exploration and Production Activities

     The tables presented below provide supplemental information about natural gas and oil exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

Results of Operations for Natural Gas and Oil Producing Activities
(in thousands)

                                                                Year ended December 31,
                                                          -------------------------------------
                                                              1999         1998         1997
                                                          -----------  ------------  ----------
     Natural gas and oil sales.........................   $   14,992   $    13,799   $   9,184
     Costs and expenses:
        Lease operating................................        2,259         2,172       1,151
        Production taxes...............................          968           850         549
        Depletion of natural gas and oil properties....        7,792         8,483       2,743
        Capitalized ceiling impairment.................            -        25,926           -
        Income tax expense (benefit) (a)...............        1,391        (8,271)       1,318
                                                          -----------  ------------  ----------
     Total costs and expenses..........................       12,410        29,160       5,761
                                                          -----------  ------------  ----------
                                                          $    2,582   $   (15,361)  $   3,423
                                                          ===========  ============  ==========
     Depletion per physical unit of production
        (equivalent Mcf of gas)........................   $     1.24   $      1.27   $    0.88
                                                          ===========  ============  ==========

------------

     (a) The income tax expense (benefit) is calculated at the statutory rate and determined without regard to the Company's deduction for general and administrative expenses, interest costs and other income tax deductions and credits.

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


                                     F1-20

Costs Incurred and Capitalized Costs

     The costs incurred in natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                     December 31,
                                       ----------------------------------------
                                          1999          1998          1997
                                       ------------  ------------  ------------

     Costs incurred for the year:
        Exploration.................   $    19,224   $    68,214   $    29,516
        Property acquisition........         3,462        16,245        26,956
        Development.................         4,632        10,475         2,953
        Proceeds from participants..        (2,439)      (10,502)         (319)
                                       ------------  ------------  ------------
                                       $    24,879   $    84,432   $    59,106
                                       ============  ============  ============

     Costs incurred represent amounts incurred by the Company for exploration, property acquisition and development activities. Periodically, the Company will receive proceeds from participants subsequent to project initiation for an assignment of an interest in the project. These payments are represented by "Proceeds from participants" in the table above.

     Capitalized costs related to natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                     December 31,
                                            ------------------------------
                                                1999            1998
                                            -------------   --------------
Cost of natural gas and oil properties
at year-end:

   Proved.................................  $   140,757     $    128,643
   Unproved...............................       37,998           52,376
                                            -------------   --------------
   Total capitalized costs................      178,755          181,019
   Accumulated depletion..................      (66,689)         (46,702)
                                            -------------   --------------
                                            $   112,066     $    134,317
                                            =============   ==============

     Following is a summary of costs (in thousands) excluded from depletion at December 31, 1999, by year incurred. At this time, the Company is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

                                       December 31,                 Prior
                          ------------------------------------
                             1999         1998        1997        Years        Total
                          -----------  -----------  ----------  ----------   ----------
 Property acquisition...  $    1,079   $    6,414   $   5,558   $   1,921    $  14,972
 Exploration............       1,174       12,876       7,404       1,572       23,026
                          -----------  -----------  ----------  ----------   ----------
 Total..................  $    2,253   $   19,290   $  12,962   $   3,493    $  37,998
                          ===========  ===========  ==========  ==========   ==========

15.  Natural Gas and Oil Reserves and Related Financial Data (Unaudited)

     Information with respect to the Company's natural gas and oil producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by the Company's independent petroleum consultants and internal petroleum reservoir engineer.



                                     F1-21

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

                                                               Natural
                                                                 Gas              Oil
                                                                (MMcf)          (MBbls)
                                                           -------------   --------------

     Proved reserves at December 31, 1996.............           10,257            1,940
        Revisions to previous estimates...............           (3,044)            (447)
        Extensions, discoveries and other additions...           33,721              735
        Purchase of minerals-in-place.................           13,718            1,244
        Sales of minerals-in-place....................              (40)               -
        Production....................................           (1,382)            (291)
                                                           -------------   --------------
     Proved reserves at December 31, 1997.............           53,230            3,181
        Revisions to previous estimates...............          (26,696)            (115)
        Extensions, discoveries and other additions...           48,050            1,752
        Purchase of minerals-in-place.................              851               11
        Production....................................           (4,269)            (396)
                                                           -------------   --------------
     Proved reserves at December 31, 1998.............           71,166            4,433
        Revisions of previous estimates...............           (9,938)             214
        Extensions, discoveries and other additions...           30,428            1,156
        Sales of minerals-in-place....................          (22,002)          (2,430)
        Production....................................           (4,197)            (346)
                                                           -------------   --------------
     Proved reserves at December 31, 1999.............           65,457            3,027
                                                           =============   ==============
     Proved developed reserves at December 31:

        1997..........................................           30,677            2,665
        1998..........................................           38,571            2,935
        1999..........................................           28,594            1,873

     Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

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


                                     F1-22

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                              1999          1998         1997
                                                                         ------------  ------------  ------------

     Future cash inflows..........................................       $   228,429   $   198,082   $   165,156
     Future development and production costs......................          (61,878)      (61,064)      (40,923)
     Future income taxes..........................................          (12,406)       (6,972)      (22,919)
                                                                         ------------  ------------  ------------
     Future net cash inflows......................................       $   154,145   $   130,046   $   101,314
                                                                         ============  ============  ============

     Future net cash inflow before income taxes, discounted
        at 10% per annum..........................................       $   114,466   $    81,741   $    69,249
                                                                         ============  ============  ============

     Standardized measure of future net cash inflows discounted
        at 10% per annum..........................................       $   113,546   $    81,649   $    44,506
                                                                         ============  ============  ============


     The base sales prices for the Company's reserves were $2.35 per Mcf for natural gas and $22.75 per Bbl for oil as of December 31, 1999, $2.12 per Mcf for natural gas and $9.50 per Bbl for oil as of December 31, 1998, and $2.27 per Mcf for natural gas and $15.50 per Bbl for oil as of December 31, 1997. These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves at these dates.

     Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                            1999          1998          1997
                                                                         ------------  ------------  ------------

     Beginning of period.............................................    $   81,649    $   64,274    $   44,506
        Sales of natural gas and oil produced, net of production
             costs...................................................       (11,765)      (10,776)       (7,484)
        Development costs incurred...................................         4,413         5,423         1,955
        Extensions and discoveries...................................        43,346        52,389        38,016
        Purchases of minerals-in-place...............................             -           687        16,965
        Sales of minerals-in-place...................................       (32,783)            -           (94)
        Net change of prices and production costs....................        33,226       (11,921)      (20,466)
        Change in future development costs...........................          (555)         (656)           319
        Changes in production rates and other........................           637        (6,109)        (1,954)
        Revisions of quantity estimates..............................       (11,969)      (23,470)        (6,964)
        Accretion of discount........................................         8,174         6,925          4,450
        Change in income taxes.......................................          (827)        4,883         (4,975)
                                                                         ------------  ------------  ------------
     End of period...................................................    $  113,546    $   81,649    $    64,274
                                                                         ============  ============  ============


                                     F1-23

16.  Quarterly Financial Data (Unaudited)

     The Company has restated previously reported quarterly financial results for the nine months ended September 30, 1999 and the year ended December 31, 1998 to give effect to the capitalization of interest for significant acquisition, exploration and development activities in progress. There was no effect on the year ended December 31, 1998 net loss or on the 1997 financial results. The effect of this restatement on the statement of operations is as follows (in thousands, except per share amounts):

                                                                 Year Ended December 31, 1999
                                    ------------------------------------------------------------------------------------
                                             Quarter 1              Quarter 2              Quarter 3          Quarter 4
                                    ------------------------ ---------------------- ------------------------ -----------
                                       Previously     As      Previously      As     Previously      As
                                        Reported   Restated    Reported    Restated   Reported    Restated
                                    ------------- ----------- ----------- ---------- ----------- -----------

Revenue...........................     $   3,281   $   3,281    $  3,626   $  3,624    $ 4,195    $ 4,238     $ 4,134
Operating income (loss)...........           124         113         245        190       (379)      (432)        380
Net loss..........................        (2,669)     (1,944)    (15,034)   (14,839)    (3,589)    (2,651)     (2,194)
Net loss per share:
     Basic/Diluted................         (0.20)      (0.15)      (1.05)     (1.04)     (0.25)     (0.18)      (0.15)



                                                          Year Ended December 31, 1998
                        -----------------------------------------------------------------------------------------------
                                 Quarter 1              Quarter 2              Quarter 3              Quarter 4
                        -----------------------------------------------------------------------------------------------
                          Previously      As      Previously     As      Previously     As      Previously      As
                           Reported    Restated    Reported   Restated    Reported   Restated    Reported    Restated
                        ------------- ---------- ----------- ----------- ----------- ---------- ----------- -----------

Revenue.................. $  3,257    $  3,257    $ 4,120     $ 4,120    $ 4,237     $ 4,237   $   2,575   $  2,575
Operating income (loss)..       31          27        427         413        481         466     (28,486)   (29,605)
Net loss.................     (632)       (460)      (627)       (461)      (964)       (777)    (31,122)   (31,647)
Net loss per share:
     Basic/Diluted.......    (0.05)      (0.04)     (0.05)      (0.04)     (0.08)      (0.06)      (2.34)     (2.34)


                                     F1-24

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Brigham Exploration Company

In our opinion,  the accompanying  balance sheets and the related  statements of operations,  of  changes  in equity  and of cash  flows,  present  fairly in all material respects, the financial position of Brigham Oil & Gas, L.P., and Brigham, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Additionally, in our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Brigham Holdings I, LLC and Brigham Holdings II, LLC at December 31, 1999 and 1998 and for the two years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2000

                                      F2-1

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                                 BALANCE SHEETS
                             As of December 31, 1999
                                 (in thousands)

                                                          Brigham                               Brigham           Brigham
                                                           Oil &            Brigham,            Holdings         Holdings
                                                         Gas, L.P.            Inc.               I, LLC           II, LLC

                                                                  ASSETS

Current assets:
     Cash and cash equivalents                       $         2,718     $         2,736    $           6    $            6
     Accounts receivable                                       4,945               4,945                -                 -
     Other current assets                                        577                 577                -                 -
                                                     ----------------    ----------------   --------------   ---------------
        Total current assets                                   8,240               8,258                6                 6
                                                     ----------------    ----------------   --------------   ---------------

Natural gas and oil properties, at cost, net                 112,066             112,066                -                 -
Other property and equipment, at cost, net                     1,686               1,686                -                 -
Investment in subsidiaries
     and intercompany advances                                   130                  26            1,299            47,802
Drilling advances paid                                            23                  23                -                 -
Deferred loan fees                                             2,108               2,108                -                 -
Other noncurrent assets                                          164                 164                -                 -
                                                     ----------------    ----------------   --------------   ---------------
                                                     $       124,417     $       124,331    $       1,305    $       47,808
                                                     ================    ================   ==============   ===============

                                                     LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                $        14,851     $        14,851    $           -    $            -
     Accrued drilling costs                                      541                 541                -                 -
     Participant advances received                               850                 850                -                 -
     Other current liabilities                                 1,429               1,429                -                 -
                                                     ----------------    ----------------   --------------   ---------------
        Total current liabilities                             17,671              17,671                -                 -
                                                     ----------------    ----------------   --------------   ---------------

Notes payable                                                 56,000              56,000                -                 -
Other noncurrent liabilities                                   1,600               1,600                -                 -
Intercompany accounts payable                                  1,752               1,687                -             1,779
Intercompany notes payable                                    45,459              45,459                -            45,459

Commitments and contingencies

Minority interest                                                  -               1,325                -                 -

Equity

     Partners' capital                                         1,935                   -            1,305               570
     Common stock, $1.00 par value, 1,000
        shares authorized, issued and
        outstanding                                                -                   1                -                 -
     Additional paid-in capital                                    -              17,832                -                 -
     Accumulated deficit                                           -             (17,244)               -                 -
                                                     ----------------    ----------------   --------------   ---------------
        Total equity                                           1,935                 589            1,305               570
                                                     ----------------    ----------------   --------------   ---------------
                                                     $       124,417     $       124,331    $       1,305    $       47,808
                                                     ================    ================   ==============   ===============


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

                                      F2-2

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                 BALANCE SHEETS
                             As of December 31, 1998
                                 (in thousands)

                                                          Brigham                               Brigham           Brigham
                                                           Oil &            Brigham,            Holdings         Holdings
                                                         Gas, L.P.            Inc.               I, LLC           II, LLC

                                                                  ASSETS

Current assets:
     Cash and cash equivalents                       $         2,549     $         2,563    $          5    $            6
     Accounts receivable                                       7,938               7,938               -                 -
     Other current assets                                        290                 290               -                 -
                                                     ----------------    ----------------   -------------   ---------------
        Total current assets                                  10,777              10,791               5                 6
                                                     ----------------    ----------------   -------------   ---------------

Natural gas and oil properties, at cost, net                 134,317             134,317               -                 -
Other property and equipment, at cost, net                     2,014               2,014               -                 -
Investment in subsidiaries
     and intercompany advances                                   115                  16          11,714            46,913
Drilling advances paid                                           231                 231               -                 -
Deferred loan fees                                             1,397               1,397               -                 -
Other noncurrent assets                                           12                  12               -                 -
                                                     ----------------    ----------------   -------------   ---------------
                                                     $       148,863     $       148,778    $     11,719    $       46,919
                                                     ================    ================   =============   ===============

                                                     LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                $        19,883     $        19,883    $          -    $            -
     Accrued drilling costs                                    1,219               1,219               -                 -
     Participant advances received                               764                 764               -                 -
     Other current liabilities                                 1,647               1,647               -                 -
                                                     ----------------    ----------------   -------------   ---------------
        Total current liabilities                             23,513              23,513               -                 -
                                                     ----------------    ----------------   -------------   ---------------

Notes payable                                                 59,000              59,000                -                 -
Other noncurrent liabilities                                   7,536               7,536                -                 -
Intercompany accounts payable                                  1,690               1,616                -             1,707
Intercompany notes payable                                    40,000              40,000                -            40,000

Commitments and contingencies

Minority interest                                                  -              11,730                -                 -

Equity

     Partners' capital                                        17,124                   -           11,719             5,212
     Common stock, $1.00 par value, 1,000
        shares authorized, issued and
        outstanding                                                -                   1                -                 -
     Additional paid-in capital                                    -              16,109                -                 -
     Accumulated deficit                                           -             (10,727)               -                 -
                                                     ----------------    ----------------   --------------   ---------------
        Total equity                                          17,124               5,383           11,719             5,212
                                                     ----------------    ----------------   --------------   ---------------
                                                     $       148,863     $       148,778    $      11,719    $       46,919
                                                     ================    ================   ==============   ===============


  Natural gas and oil properties are accounted for using the full cost method.

               See accompanying notes to the financial statements.

                                      F2-3

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 1999
                                 (in thousands)

                                                              Brigham                           Brigham             Brigham
                                                               Oil &          Brigham,          Holdings           Holdings
                                                             Gas, L.P.          Inc.             I, LLC             II, LLC
Revenues:
     Natural gas and oil sales                             $     14,992     $     14,992    $           -     $           -
     Workstation revenue                                            285              285                -                 -
                                                           -------------    -------------   --------------    --------------
                                                                 15,277           15,277                -                 -
                                                           -------------    -------------   --------------    --------------
Costs and expenses:
     Lease operating                                              2,259            2,259                -                 -
     Production taxes                                               968              968                -                 -
     General and administrative                                   3,462            3,472                9                 9
     Depletion of natural gas and oil properties                  7,792            7,792                -                 -
     Depreciation and amortization                                  525              525                -                 -
     Amortization of stock compensation                               1                1                -                 -
                                                           -------------    -------------   --------------    --------------
                                                                 15,007           15,017                9                 9
                                                           -------------    -------------   --------------    --------------
        Operating income (loss)                                     270              260               (9)               (9)
                                                           -------------    -------------   --------------    --------------

Other income (expense):
     Interest income                                                176              176                -                 -
     Interest expense, net                                       (3,214)          (3,214)               -                 -
     Interest expense - intercompany                             (5,532)          (5,532)               -            (5,532)
     Loss on sale of natural gas and
        oil properties                                          (12,195)         (12,195)               -                 -
     Other expense                                                 (163)            (163)               -                 -
                                                           -------------    -------------   --------------    --------------
                                                                (20,928)         (20,928)               -            (5,532)
                                                           -------------    -------------   --------------    --------------

Minority interest in net loss                                         -          (14,151)               -                 -

                                                           -------------    -------------   --------------    --------------
Net loss before income taxes                                    (20,658)          (6,517)              (9)           (5,541)

Income tax benefit                                                    -                -                -                 -
Equity in net loss of investee                                        -                -          (14,151)             (769)
                                                           -------------    -------------   --------------    --------------
     Net loss                                              $    (20,658)    $     (6,517)   $     (14,160)    $      (6,310)
                                                           =============    =============   ==============    ==============





               See accompanying notes to the financial statements.

                                      F2-4

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 1998
                                 (in thousands)

                                                              Brigham                           Brigham           Brigham
                                                               Oil &          Brigham,          Holdings         Holdings
                                                             Gas, L.P.          Inc.             I, LLC           II, LLC
Revenues:
     Natural gas and oil sales                             $     13,799     $     13,799    $           -     $           -
     Workstation revenue                                            390              390                -                 -
                                                           -------------    -------------   --------------    --------------
                                                                 14,189           14,189                -                 -
                                                           -------------    -------------   --------------    --------------
Costs and expenses:
     Lease operating                                              2,172            2,172                -                 -
     Production taxes                                               850              850                -                 -
     General and administrative                                   4,650            4,661               11                11
     Depletion of natural gas and oil properties                  8,483            8,483                -                 -
     Depreciation and amortization                                  413              413                -                 -
     Capitalized ceiling impairment                              25,926           25,926                -                 -
     Amortization of stock compensation                             372              372                -                 -
                                                           -------------    -------------   --------------    --------------
                                                                 42,866           42,877               11                11
                                                           -------------    -------------   --------------    --------------
        Operating loss                                          (28,677)         (28,688)             (11)              (11)
                                                           -------------    -------------   --------------    --------------

Other income (expense):
     Interest income                                                136              136                -                 -
     Interest expense, net                                       (3,841)          (3,841)               -                 -
     Interest expense - intercompany                             (1,707)          (1,707)               -            (1,707)
                                                           -------------    -------------   --------------    --------------
                                                                 (5,412)          (5,412)               -            (1,707)
                                                           -------------    -------------   --------------    --------------

Minority interest in net loss                                         -          (23,351)               -                 -

                                                           -------------    -------------   --------------    --------------
Net loss before income taxes                                    (34,089)         (10,749)             (11)           (1,718)

Income tax benefit                                                    -            5,088                -                 -
Equity in net loss of investee                                        -                -          (23,351)           (8,690)
                                                           -------------    -------------   --------------    --------------
     Net loss                                              $    (34,089)    $     (5,661)   $     (23,362)    $     (10,408)
                                                           =============    =============   ==============    ==============







               See accompanying notes to the financial statements.


                                      F2-5

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 1997
                                 (in thousands)

                                                                                                Brigham
                                                                                                 Oil &            Brigham,
                                                                                               Gas, L.P.            Inc.
Revenues:
     Natural gas and oil sales                                                              $       9,184     $        9,184
     Workstation revenue                                                                              637                637
                                                                                            --------------    ---------------
                                                                                                    9,821              9,821
                                                                                            --------------    ---------------
Costs and expenses:
     Lease operating                                                                                1,151              1,151
     Production taxes                                                                                 549                549
     General and administrative                                                                     3,570              3,570
     Depletion of natural gas and oil properties                                                    2,743              2,743
     Depreciation and amortization                                                                    306                306
     Amortization of stock compensation                                                               388                388
                                                                                            --------------    ---------------
                                                                                                    8,707              8,707
                                                                                            --------------    ---------------
        Operating income                                                                            1,114              1,114
                                                                                            --------------    ---------------

Other income (expense):
     Interest income                                                                                  145                145
     Interest expense, net                                                                         (1,017)            (1,017)
     Interest expense - related party                                                                (173)              (173)
                                                                                            --------------    ---------------
                                                                                                   (1,045)            (1,045)
                                                                                            --------------    ---------------

Minority interest in net income                                                                         -                 47
                                                                                            --------------    ---------------
Net income before income taxes                                                                         69                 22

Income tax expense                                                                                      -             (5,088)
                                                                                            --------------    ---------------
     Net income (loss)                                                                      $          69     $       (5,066)
                                                                                            ==============    ==============









               See accompanying notes to the financial statements.

                                      F2-6

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                         STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)

                                                                 Retained
                                                Additional       Earnings/
                             Common Stock         Paid-in       Accumulated      Partners'
                         ---------------------
                          Shares       Amounts    Capital         Deficit         Capital          Total
                         ---------    ----------------------   --------------  --------------  --------------

Brigham Oil & Gas, L.P.
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $      17,124   $      17,124
     Capital contribution       -           -             -                -           5,469           5,469
     Net loss                   -           -             -                          (20,658)        (20,658)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1999        -   $       -   $         -    $           -   $       1,935   $       1,935
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Inc.
     Balance,
       December 31, 1998    1,000   $       1   $    16,109    $     (10,727)  $           -   $       5,383
     Capital contribution       -           -         1,723                -               -           1,723
     Net loss                   -           -             -           (6,517)              -          (6,517)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1999    1,000   $       1   $    17,832    $     (17,244)  $           -   $         589
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Holding I, LLC
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $      11,719   $      11,719
     Capital contribution       -           -             -                -           3,746           3,746
     Net loss                   -           -             -                -         (14,160)        (14,160)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1999        -   $       -   $         -    $           -   $       1,305   $       1,305
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Holdings II, LLC
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $       5,212   $       5,212
     Capital contribution       -           -             -                -           1,668           1,668
     Net loss                   -           -             -                -          (6,310)         (6,310)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1999        -   $       -   $         -    $           -   $         570   $         570
                         =========  ==========  ============   ==============  ==============  ==============

               See accompanying notes to the financial statements.

                                      F2-7

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                         STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)

                                                                 Retained
                                                Additional       Earnings/
                             Common Stock         Paid-in       Accumulated      Partners'
                         ---------------------
                          Shares       Amounts    Capital         Deficit         Capital          Total
                         ---------    ----------------------   --------------  --------------  --------------

Brigham Oil & Gas, L.P.
     Balance,
       December 31, 1997        -   $       -   $         -    $           -   $      43,665   $      43,665
     Capital contribution       -           -             -                -           7,548           7,548
     Net loss                   -           -             -                          (34,089)        (34,089)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $      17,124   $      17,124
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Inc.
     Balance,
       December 31, 1997    1,000   $       1   $    13,732    $      (5,066)  $           -   $       8,667
     Capital contribution       -           -         2,377                -               -           2,377
     Net loss                   -           -             -           (5,661)              -          (5,661)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1998    1,000   $       1   $    16,109    $     (10,727)  $           -   $       5,383
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Holding I, LLC
     Balance,
       December 31, 1997        -   $       -   $         -    $           -   $           -   $           -
     Partnership interest
       contributed              -           -             -                -          29,911          29,911
     Capital contribution       -           -             -                -           5,170           5,170
     Net loss                   -           -             -                -         (23,362)        (23,362)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $      11,719   $      11,719
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Holdings II, LLC
     Balance,
       December 31, 1997        -   $       -   $         -    $           -   $           -   $           -
     Partnership interest
       contributed              -           -             -                -          13,318          13,318
     Capital contribution       -           -             -                -           2,302           2,302
     Net loss                   -           -             -                -         (10,408)        (10,408)
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1998        -   $       -   $         -    $           -   $       5,212   $       5,212
                         =========  ==========  ============   ==============  ==============  ==============


               See accompanying notes to the financial statements.

                                      F2-8

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                         STATEMENTS OF CHANGES IN EQUITY
                                 (in thousands)

                                                                 Retained
                                                Additional       Earnings/
                             Common Stock         Paid-in       Accumulated      Partners'
                         ---------------------
                          Shares       Amounts    Capital         Deficit         Capital          Total
                         ---------    ----------------------   --------------  --------------  --------------

Brigham Oil & Gas, L.P.
  Balance,
   December 31, 1996             -   $       -   $         -    $           -   $       3,244   $       3,244
 Capital contribution from
   Brigham Exploration
   Company at consummation
     of Exchange                 -           -             -                -          16,425          16,425
 Capital contribution from
   Brigham Exploration
   Company of proceeds
     from Offering               -           -             -                -          23,927          23,927
   Net income                    -           -             -                -              69              69
                         ---------  ----------  ------------   --------------  --------------  --------------
     Balance,
       December 31, 1997        -   $       -   $         -    $           -   $      43,665   $      43,665
                         =========  ==========  ============   ==============  ==============  ==============

Brigham Inc.
  Balance,
    December 31, 1996       1,000   $       1   $        29    $           -   $           -   $          30
  Increase in equity due to
    change in ownership in
    the Partnership resulting
    from the Exchange and
       the Offering             -           -        13,703                -               -          13,703
  Net loss                      -           -             -           (5,066)              -          (5,066)
                         ---------  ----------  ------------   --------------  --------------  --------------
  Balance,
    December 31, 1997       1,000   $       1   $    13,732    $      (5,066)  $           -   $       8,667
                         =========  ==========  ============   ==============  ==============  ==============


               See accompanying notes to the financial statements.

                                      F2-9

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1999
                                 (in thousands)

                                                                        Brigham                            Brigham         Brigham
                                                                         Oil &           Brigham,          Holdings        Holdings
                                                                       Gas, L.P.           Inc.            I, LLC          II, LLC

Cash flows from operating activities:

 Net loss                                                           $   (20,658)     $     (6,517)  $    (14,160)  $       (6,310)
 Adjustments to reconcile net loss to cash
  provided by operating activities:

   Depletion of natural gas and oil properties                            7,792             7,792              -                -
   Depreciation and amortization                                            525               525              -                -
   Amortization of stock compensation                                         1                 1              -                -
   Amortization of deferred loan fees and debt issuance costs             1,363             1,363              -                -
   Amortization of deferred loss on derivatives instruments                 759               759              -                -
   Market value adjustment for derivatives instruments                      115               115              -                -
   Loss on sale of natural gas and oil properties                        12,195            12,195              -                -
   Minority interest in net loss                                              -           (14,151)             -                -
   Equity in net loss of investee                                             -                 -         14,151              769
   Changes in working capital and other items:

     Decrease in accounts receivable                                      2,993             2,993              -                -
     Increase in other current assets                                    (1,046)           (1,046)             -                -
     Decrease in accounts payable                                        (1,136)           (1,136)             -                -
     Increase in participant advances received                               86                86              -                -
     Decrease in other current liabilities                                 (188)             (188)             -                -
     Increase in intercompany accounts payable                               65                74              -               72
     Other noncurrent assets                                               (151)             (151)             -                -
     Other noncurrent liabilities                                        (5,585)           (5,585)             -                -
                                                                    ------------     -------------  -------------  ---------------
                                                                         (2,870)           (2,871)            (9)          (5,469)
                                                                    ------------     -------------  -------------  ---------------
Cash flows from investing activities:

 Natural gas and oil properties                                         (25,560)          (25,560)             -                -
 Proceeds from sale of natural gas and oil properties                    27,143            27,143              -                -
 Other property and equipment                                              (146)             (146)             -                -
 Investment in subsidiaries and intercompany advances                       (15)              (10)            10               10
 Change in drilling advances paid                                           207               207              -                -
                                                                    ------------     -------------  -------------  ---------------
                                                                          1,629             1,634             10               10
                                                                    ------------     -------------  -------------  ---------------
Cash flows from financing activities:

 Increase in notes payable                                               13,750            13,750              -                -
 Repayment of notes payable                                             (16,750)          (16,750)             -                -
 Increase in intercompany notes payable                                   5,459             5,459              -            5,459
 Principal payments on capital lease obligations                           (253)             (253)             -                -
 Deferred loan fees paid                                                   (796)             (796)             -                -
                                                                    ------------     -------------  -------------  ---------------
                                                                          1,410             1,410              -            5,459
                                                                    ------------     -------------  -------------  ---------------

Net increase in cash and cash equivalents                                   169               173              1                -
Cash and cash equivalents, beginning of year                              2,549             2,563              5                6
                                                                    ------------     -------------  -------------  ---------------
Cash and cash equivalents, end of year                              $     2,718      $      2,736   $          6   $            6
                                                                    ============     =============  =============  ===============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                         $     1,960      $      1,960   $          -   $            -
Supplemental disclosure of noncash investing and
    financing activities:

     Capital lease asset additions                                  $        51      $         51   $          -   $            -
     Increase in accounts payable for deferred loan fees to be
       paid on future periods                                       $        50      $         50   $          -   $            -
     Capital contributions received in exchange for accounts
       payable and other noncurrent liabilities                     $     5,469      $          -   $          -   $            -
     Intercompany capital contributions                             $         -      $      1,723   $      3,746   $        1,668

               See accompanying notes to the financial statements.


                                      F2-10

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1998
                                 (in thousands)

                                                                  Brigham                               Brigham        Brigham
                                                                   Oil &                  Brigham,      Holdings      Holdings
                                                                 Gas, L.P.                  Inc.         I, LLC        II, LLC

Cash flows from operating activities:

 Net loss                                                      $    (34,089)        $     (5,661)  $      (23,362)  $   (10,408)
 Adjustments to reconcile net loss to cash
  provided by operating activities:

   Depletion of natural gas and oil properties                        8,483                8,483                -             -
   Depreciation and amortization                                        413                  413                -             -
   Capitalized ceiling impairment                                    25,926               25,926                -             -
   Amortization of stock compensation                                   372                  372                -             -
   Amortization of deferred loan fees and debt issuance costs           593                  593                -             -
   Minority interest in net loss                                          -              (23,351)               -             -
   Equity in net loss of investee                                         -                    -           23,351         8,690
   Changes in working capital and other items:

     Increase in accounts receivable                                 (3,029)              (3,029)               -             -
     Increase in prepaid expenses                                       (10)                 (10)               -             -
     Increase in accounts payable                                     7,991                7,991                -             -
     Increase in participant advances received                          275                  275                -             -
     Increase in other current liabilities                              862                  862                -             -
     Decrease in deferred income tax liability                            -               (5,088)               -             -
     Increase in intercompany accounts payable                            -                    -                -         1,707
     Other noncurrent assets                                              6                    6                -             -
     Other noncurrent liabilities                                     7,004                7,004                -             -
                                                               -------------        -------------  ---------------  ------------
                                                                     14,797               14,786              (11)          (11)
                                                               -------------        -------------  ---------------  ------------
Cash flows from investing activities:

 Natural gas and oil properties                                     (85,208)             (85,208)               -             -
 Other property and equipment                                          (868)                (868)               -             -
 Investment in subsidiaries and intercompany advances                   (42)                 (17)          (5,154)      (42,285)
 Change in drilling advances paid                                      (153)                (153)               -             -
                                                               -------------        -------------  ---------------  ------------
                                                                    (86,271)             (86,246)          (5,154)      (42,285)
                                                               -------------        -------------  ---------------  ------------
Cash flows from financing activities:

 Capital contribution received                                        7,548                7,548            5,170         2,302
 Increase in intercompany notes payable                              40,000               40,000                -        40,000
 Increase in notes payable                                          105,800              105,800                -             -
 Repayment of notes payable                                         (78,800)             (78,800)               -             -
 Principal payments on capital lease obligations                       (236)                (236)               -             -
 Deferred loan fees                                                  (1,990)              (1,990)               -             -
                                                               -------------        -------------  ---------------  ------------
                                                                     72,322               72,322            5,170        42,302
                                                               -------------        -------------  ---------------  ------------

Net increase in cash and cash equivalents                               848                  862                5             6

Cash and cash equivalents, beginning of year                          1,701                1,701                -             -
                                                               -------------        -------------  ---------------  ------------
Cash and cash equivalents, end of year                         $      2,549         $      2,563   $            5   $         6
                                                               =============        =============  ===============  ============

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                       $      4,878         $      4,878   $            -   $         -

Supplemental disclosure of noncash investing and financing activities:

     Capital lease asset additions                             $        320         $        320   $            -   $         -
     Intercompany capital contributions                        $          -         $          -   $       29,911   $    13,318



               See accompanying notes to the financial statements.

                                      F2-11

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1997
                                 (in thousands)

                                                                       Brigham
                                                                        Oil &          Brigham,
                                                                      Gas, L.P.          Inc.

Cash flows from operating activities:

     Net income (loss)                                              $       69   $      (5,066)
     Adjustments to reconcile net income (loss) to cash
      provided by operating activities:

       Depletion of natural gas and oil properties                       2,743           2,743
       Depreciation and amortization                                       306             306
       Amortization of stock compensation                                  388             388
       Minority interest in net income                                       -              47
       Changes in working capital and other items:

         Increase in accounts receivable                                (2,213)         (2,213)
         Increase in prepaid expenses                                     (128)           (128)
         Increase in accounts payable                                    8,955           8,955
         Decrease in participant advances received                        (648)           (648)
         Increase in other current liabilities                              50              50
         Increase in deferred interest payable - related party              53              53
         Increase in deferred income tax liability                           -           5,088
         Other noncurrent assets                                           281             281
         Other noncurrent liabilities                                      (50)            (50)
                                                                    -----------  --------------
                                                                         9,806           9,806
                                                                    -----------  --------------
Cash flows from investing activities:

     Natural gas and oil properties                                    (57,170)        (57,170)
     Proceeds from the sale of natural gas and oil properties               74              74
     Other property and equipment                                         (545)           (545)
     Change in drilling advances paid                                      341             341
                                                                    -----------  --------------
                                                                       (57,300)        (57,300)
                                                                    -----------  --------------
Cash flows from financing activities:

     Capital contribution received                                      23,927          23,927
     Increase in notes payable                                          37,250          37,250
     Repayment of notes payable                                        (13,250)        (13,250)
     Principal payments on capital lease obligations                      (179)           (179)
                                                                    -----------  --------------
                                                                        47,748          47,748
                                                                    -----------  --------------

Net increase in cash and cash equivalents                                  254             254

Cash and cash equivalents, beginning of year                             1,447           1,447
                                                                    -----------  --------------
Cash and cash equivalents, end of year                              $    1,701   $       1,701
                                                                    ===========  ==============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                         $    1,679   $       1,679

Supplemental disclosure of noncash investing and financing activities:

     Capital lease asset additions                                  $      403   $         403
     Intercompany capital contributions                             $   16,425   $           -
     Increase resulting from the Exchange and the Offering
       in ownership interest in the Partnership                     $        -   $      13,703



               See accompanying notes to the financial statements.

                                      F2-12

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

                                     F2-13

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

                                     F2-14

     Other property and equipment, which primarily consists of 3-D seismic interpretation workstations, are depreciated on a straight-line basis over the estimated useful lives of the assets after considering salvage value. Estimated useful lives are as follows:

       Furniture and fixtures........................................   10 years
       Machinery and equipment.......................................    5 years
       3-D seismic interpretation workstations and software..........    3 years

     Betterments and major improvements that extend the useful lives are capitalized, while expenditures for repairs and maintenance of a minor nature are expensed as incurred.

Revenue Recognition

     The Partnership recognizes natural gas and oil sales from its interests in producing wells under the sales method of accounting. Under the sales method, the Partnership recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Partnership is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 1999, 1998 and 1997 were not significant. Interest is capitalized on significant unevaluated natural gas and oil properties that are not subject to amortization.

     Industry participants in the Partnership's seismic programs are charged on an hourly basis for the work performed by the Partnership on its 3-D seismic interpretation workstations. The Partnership recognizes workstation revenue as service is provided.

Derivative Instruments

     The Partnership periodically enters into commodity hedge contracts, including price swaps, caps and/or floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of natural gas or crude oil without the exchange of underlying volumes. The notional amounts of these derivative financial instruments are based on expected production from existing wells. The Partnership uses these derivative financial instruments to manage market risks resulting from fluctuations in commodity prices.

     Correlation of the hedge contracts is determined by evaluating whether hedge contract gains and losses will substantially offset the effects of price changes on the underlying natural gas and crude oil sales volumes. To the extent that correlation exists between the hedge contracts and the underlying natural gas and crude oil sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized as a component of natural gas and oil sales in the same period as the sale of the underlying volumes. To the extent that correlation does not exist between the hedge contracts and the underlying natural gas and crude oil sales volumes, realized gains or losses and related cash flows arising from the hedge contracts are recognized in the period incurred as a component of other income. The fair market value of any hedge contract that does not meet the correlation test outlined above is recorded as a deferred gain or loss on the balance sheet and is adjusted to current market value at each balance sheet date with any deferred gains or losses recognized as a component of other income.

                                     F2-15

     In the event that management decides to terminate a hedge contract, generally accepted accounting principles require that any gains or losses upon termination be carried forward and recognized as a component of natural gas and oil sales in the period in which the underlying volumes are sold.

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

Segment Information

     All of the Partnership's natural gas and oil properties and related operations are located in the United States and management has determined that the Subsidiaries have one reportable segment.

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

                                     F2-16

3.       Asset Dispositions

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

     In June 1999, the Partnership sold its entire interest in certain producing and non-producing natural gas and oil properties located in its Anadarko Basin province to two parties for a combined sales price of $17.1 million. Total proceeds, net of transaction costs, were $16.7 million and were used to repay a portion of the Partnership's notes payable. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Partnership's remaining net reserve volumes, the Partnership recognized a loss of $12.2 million, which was difference between the sales price received, after adjustment for transaction costs, and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

4.   Property and Equipment

     Property and equipment (held by the Partnership), at cost, are summarized as follows (in thousands):

                                                                  December 31,
                                                          ------------------------------
                                                              1999            1998
                                                          -------------   --------------

Natural gas and oil properties..........................  $    178,755    $     181,019
Accumulated depletion...................................       (66,689)         (46,702)
                                                          -------------   --------------
                                                               112,066          134,317
                                                          -------------   --------------
Other property and equipment:
   3-D seismic interpretation workstations and software.         2,248            2,186
   Office furniture and equipment.......................         1,909            1,774
   Accumulated depreciation.............................       (2,471)          (1,946)
                                                          -------------   --------------
                                                                 1,686            2,014
                                                          -------------   --------------
                                                          $    113,752    $     136,331
                                                          =============   ==============

     At December 31, 1998, a capitalized ceiling impairment of $25.9 million was recognized by the Partnership and is included above in the accumulated depletion balances for natural gas and oil properties. The write down was calculated based on the estimated discounted present value of future net cash flows from proved natural gas and oil reserves using prices in effect at December 31, 1998.

     The Partnership capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in natural gas and oil properties over the periods benefited by these activities. During the years ended December 31, 1999, 1998 and 1997, these capitalized costs amounted to $3.3 million, $4.6 million and $3.5 million, respectively. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. Interest costs of $3.0 million and $1.2 million were capitalized in 1999 and 1998, respectively.

                                     F2-17

5.   Notes Payable and Senior Subordinated Notes Payable

     In January 1998, the Partnership entered into a reserve-based revolving credit facility (the "Credit Facility") which originally provided for initial borrowing availability of $75 million. Principal outstanding under the Credit Facility is due at maturity on January 26, 2001 with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. Amounts outstanding under the Credit Facility accrued interest at either the lender's Base Rate or LIBOR plus 2.25%, at the Partnership's option. The Credit Facility contains covenants restricting the Company's ability to declare or pay dividends on its stock. In connection with the origination of the Credit Facility, certain bank fees and other expenses totaling approximately $1.9 million were recorded as deferred costs and are amortized over the life of the loan.

     The Credit Facility was amended in March 1999 to reduce the borrowing availability, extend the date of borrowing base redetermination, modify certain financial covenants, include certain additional covenants that place significant restrictions on the Partnership's ability to make certain capital expenditures, and to change the interest rate on outstanding borrowings to either the lender's Base Rate or LIBOR plus 3.0%, at the Partnership's option. The Partnership incurred a $500,000 transaction fee due to the lender over a ten month period.

     In July 1999, the Credit Facility was amended to provide the Partnership with borrowing availability of $56 million. As consideration for this amendment, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. An estimated value of $1.2 million was attributed to these warrants by the Partnership and was recognized as additional deferred loan fees to be amortized over the remaining period to maturity of the Credit Facility. The Partnership's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Partnership.

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

     Principal outstanding under the Notes is due at maturity on August 20, 2003. Interest on the Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Notes. Interest is payable in cash at interest rates of 12%, 13%, and 14% during the years one through three, year four and year five, respectively, of the term of the Notes; provided, however, that the Company may pay interest in kind for a cumulative total of seven (or potentially eight) quarterly interest payments at interest rates of 13%, 14% and 15% during the years one through three, year four and year five, respectively, of the term of the Notes. The Company may repay the Notes in full without premium at any time prior to maturity. The indenture governing the Notes contains certain covenants including, but not limited to, limitations or restrictions on indebtedness, distributions, affiliate transactions, liens and sale and leaseback transactions. The indenture prohibits all dividends on the Company's stock. Warrants to purchase 1 million shares of the Company's common stock exercisable during a period of seven years at a price of $10.45 per share were issued in connection with the Notes.

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Subsidiaries, all of which are directly or indirectly wholly-owned by the Company. The obligations of the Subsidiaries under the subsidiary guaranty agreements are subordinated to the senior indebtedness of the Partnership. Furthermore, all Subsidiaries have pledged their respective stock and Partnership interests as collateral for the Notes.

                                     F2-18

     Concurrent with the issuance of the Notes, the Company recorded a discount on the Notes of $4.5 million to reflect the estimated value of the Warrants. Also in connection with the issuance of the Notes, certain fees and expenses totaling approximately $1.8 million were recorded as deferred costs. The Note discount and deferred fees are amortized over the five year term of the Notes.

     The $40 million in proceeds from the Notes and Warrants, and subsequent changes to the Note balance due to interest paid in kind were transferred through a series of intercompany notes from the Company to Brigham Inc.; from Brigham, Inc. to Holdings II; and from Holdings II to the Partnership. Principal on the intercompany notes is due at the maturity of the Notes and intercompany interest accrues at rates corresponding to those applicable to the Notes. In 1998, approximately $7.6 million of the proceeds from the common stock was transferred through a series of intercompany capital contributions from the Company to Holdings I ($5.2 million) and Brigham, Inc. ($2.4 million); from Holdings I to the Partnership ($5.2 million); from Brigham, Inc. to Holdings II ($2.3 million) and the Partnership ($75,000); and from Holdings II to the Partnership ($2.3 million).

     In March 1999, the indenture governing the Notes was amended to provide the Company with the option to pay interest due on the Notes in kind, for any reason, through the second quarter of 2000. In addition, certain financial and other covenants were amended. The amendment also provides for a reduction in the exercise price per share of the Warrants from $10.45 per share to $3.50 per share. The discount on the Notes was decreased by $479,000 to reflect the change in value attributed to the Warrants as a result of the revision in the terms of the Warrants.

6.   Capital Lease Obligations

     Property under capital leases held by the Partnership consists of the following (in thousands):

                                                                       December 31,
                                                               ------------------------------
                                                                   1999            1998
                                                               -------------   --------------
     3-D seismic interpretation workstations and software...   $        607    $         620
     Office furniture and equipment.........................            167              167
                                                               -------------   --------------
                                                                        774              787
     Accumulated depreciation and amortization..............           (410)            (276)
                                                               -------------   --------------
                                                               $        364    $         511
                                                               =============   ==============

                                     F2-19

         The obligations under capital leases are at fixed interest rates ranging from 7.5% to 17.9% and are collateralized by property, plant and equipment. The future minimum lease payments under the capital leases and the present value of the net minimum lease payments at December 31, 1999 are as follows (in thousands):

     2000.....................................................  $         258
     2001.....................................................            115
     2002.....................................................             27
                                                                --------------
     Total minimum lease payments.............................            400
        Estimated executory costs included in capital leases..            (25)
                                                                --------------
     Net minimum lease payments...............................            375
        Amounts representing interest.........................            (38)
                                                                --------------
     Present value of net minimum lease payments..............            337
     Less:  current portion...................................           (210)
                                                                --------------
     Noncurrent portion.......................................  $         127
                                                                ==============

7.   Income Taxes

     The provision for income taxes consists of the following (in thousands):

                                              Year ended
                                             December 31,
                                      ----------------------------
                                          1999            1998
                                      ------------    ------------
     Current income taxes:
         Federal....................        $   -           $   -
         State......................            -               -
     Deferred income taxes:
         Federal....................            -          (5,088)
         State......................            -               -
                                      ------------    ------------
                                            $   -     $    (5,088)
                                      ============    ============

     The difference in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                               Year ended
                                              December 31,
                                       ----------------------------
                                          1999            1998
                                       ------------    ------------
     Tax at statutory rate...........  $   (2,281)     $   (3,655)
     Add (deduct) the effect of:
         Tax effect of Exchange......            -         (1,433)
         Valuation reserve...........        2,281               -
                                       ------------    ------------
                                        $        -     $   (5,088)
                                       ============    ============

                                     F2-20

         The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                        December 31,
                                                -----------------------------
                                                    1999            1998
                                                -------------   -------------
     Deferred tax assets:
         Net operating loss carryforwards.....  $     8,119     $     4,767
     Deferred tax liability:
         Depreciable and depletable property..       (7,158)         (4,767)
         Valuation reserve....................         (961)              -
                                                -------------   -------------
                                                $         -     $         -
                                                =============   =============

     At December 31, 1999, Brigham, Inc. had regular and alternative minimum tax net operating loss carryforwards of approximately $23.2 million and $20.4 million, respectively, which expire by December 31, 2019.

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

     As of December 31, 1999, there were no known environmental or other regulatory matters related to the Subsidiaries' operations which are reasonably expected to result in a material liability to the Subsidiaries. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on their capital expenditures, earnings or competitive position.

Lease Commitments

     The Partnership leases office equipment and space under operating leases expiring at various dates through 2002. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 1999, are as follows (in thousands):

     2000......................................................   $        795
     2001......................................................            790
     2002......................................................            395
                                                                  -------------
                                                                  $      1,980
                                                                  =============

     Rental expense for the years ended December 31, 1999, 1998 and 1997 was $937,669, $875,150 and $606,173, respectively.

Major Customers

     During 1999, approximately 26%, 16% and 11% of the Partnership's natural gas and oil production was sold to three separate customers. During 1998, approximately 25%, 15%, 11% and 11% of the Partnership's natural gas and oil production was sold to four separate customers. During 1997, approximately 14% and 12% of the Partnership's natural gas and oil production was sold to two separate customers. However, due to the availability of other customers, the Partnership does not believe that the loss of any one of these individual customers would adversely affect the Partnership's result of operations.

                                     F2-21

Factors Which May Affect Future Operations

     Since the Partnership's major products are commodities, significant changes in the prices of natural gas and oil could have a significant impact on the Partnership's results of operations for any particular year.

9.   Financial Instruments

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

     As a result of these arrangements, the Partnership realized an increase (decrease) in natural gas and oil revenues of approximately $(486,000), $555,000 and $(6,200) during 1999, 1998 and 1997, respectively. To the extent that notional amounts covered by these arrangements exceed actual production quantities, a corresponding portion of the contracts has been recorded on the balance sheet at fair value, which approximated $291,000 as of December 31, 1999. Additionally, the mark-to-market adjustments and related cash flows associated with this portion of the contract of approximately $(429,000) have been recorded as a component of other income (expense) on the 1999 statement of operations.

                                     F2-22

     In September 1999, the Partnership amended the fixed contract price from $2.065 per MMBtu to a range from $2.509 to $2.678 per MMBtu for natural gas volumes for the months of October 1999 through January 2000 under the then outstanding swap agreement. This resulted in a deferred loss of $1.1 million to be amortized to natural gas and oil revenues over the original contract period of October 1999 through January 2000. During 1999, approximately $645,000 was amortized to natural gas and oil revenues.

     Concurrently, in September 1999 the Partnership entered into natural gas and crude oil cap contracts. The natural gas cap contract provides the counterparty with a call option on 10,000 MMBtu per day of natural gas production for the monthly periods from May 2001 through June 2002. Payments are made by the Partnership to the counterparty when the floating price exceeds the fixed price of $2.50 per MMBtu for the periods May 2001 through October 2001 and May 2002 through June 2002, and $2.70 per MMBtu for the period November 2001 through April 2002.

     These instruments do not qualify for hedge accounting and accordingly were recorded on the date of the transaction at their fair value of $1.1 million as a deferred credit on the balance sheet. As of December 31, 1999, the fair value of the remaining contracts approximated $875,000 million with the corresponding mark-to-market adjustments and related cash flows recorded as a component of other income (expense) on the statement of operations.

     The Partnership's non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short maturities. The carrying value of the Partnership's revolving credit facility approximates its fair market value since it bears interest at floating market interest rates.

     The Partnership's accounts receivable relate to natural gas and oil sales to various industry companies, amounts due from industry participants for expenditures made by the Partnership on their behalf and workstation revenues. Credit terms, typical of industry standards, are of a short-term nature and the Partnership does not require collateral. The Partnership's accounts receivable at December 31, 1999 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to the natural gas and crude oil price swaps are investment grade financial institutions.

10. Employee Benefit Plans

Retirement Savings Plan

     The Partnership has adopted a defined contribution 401(k) plan for substantially all of its employees. In 1997 Brigham, Inc. succeeded to the 401(k) plan when the employees of the Partnership became employees of Brigham, Inc. Eligible employees may contribute up to 15% of their compensation to this plan. The 401(k) plan provides that the employer may, at its discretion, match employee contributions. The employer has not matched employee contributions in any plan year.

                                     F2-23

Stock Compensation

     In 1994 three employees were granted restricted interests in the Partnership which vest in increments through July 1999. At the date of grant, the value of these interests was immaterial. On February 26, 1997, in connection with the Exchange (see Note 1), the three employees transferred these interests to the Company in exchange for 156,250 shares of restricted common stock of the Company. The terms of the restricted stock and the restricted Company interests are substantially the same. No compensation expense will result from this exchange.

     The Company adopted an incentive plan, effective upon completion of the Exchange (see Note 1), which provides for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to reward key employees whose performance may have a significant effect on the success of the Company. Non-cash compensation expense related to certain stock options granted under the incentive plan by the Company on behalf of the Partnership has been allocated to the Partnerships's results of operations. Compensation expense allocated to the Partnership totaled $600,506, $782,544 and $833,710 in 1999, 1998 and 1997,
respectively.

11.  Subsequent Event

     In February 2000, the Partnership entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Partnership with an increase to $70 million in borrowing availability for a three-year term. If the Partnership exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. Borrowings under the Credit Facility in excess of $45 million are convertible into shares of the Company's common stock in the following amounts: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the Company must issue to a new lender of the Credit Facility warrants to purchase shares of the Company's common stock. In addition, certain financial covenants of the Credit Facility have been amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

     In February 2000, the indenture governing the Notes was amended. The holders of the Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000 and adjusted subsequent levels under this test. In addition, an amendment to the Notes provides the Company with an extension of its right to pay interest through the issuance of additional Notes in lieu of cash (or "in kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company has (i) reset the price of the warrants previously issued to the holders of the Notes to purchase one million shares of the Company's common stock from an exercise price of $3.50 per share to $2.43 per share and (ii) granted to the holders of the Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Notes issued as interest paid in kind.

                                     F2-24

12.      Natural Gas and Oil Exploration and Production Activities

     The tables presented below provide supplemental information about natural gas and oil exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." All natural gas and oil properties are held by the Partnership.

     The Partnership's natural gas and oil properties are included in the consolidated results of Brigham, Inc., subject to the minority interest of 68.5% held by the Company in 1997 and by Holdings I in 1999 and 1998.

Results of Operations for Natural Gas and Oil Producing Activities
(in thousands)

                                                                                   Year ended December 31,
                                                                             -------------------------------------
                                                                                1999(a)       1998(a)      1997(a)
                                                                             -----------  ------------  ----------

    Natural gas and oil sales...........................................    $   14,992   $    13,799   $   9,184
     Costs and expenses:
        Lease operating.................................................          2,259         2,172       1,151
        Production taxes................................................            968           850         549
        Depletion of natural gas and oil properties.....................          7,792         8,483       2,743
        Capitalized ceiling impairment..................................              -        25,926           -
                                                                             -----------  ------------  ----------
     Total costs and expenses...........................................         11,019        37,431       4,443
                                                                             -----------  ------------  ----------
                                                                             $    3,973   $   (23,632)  $   4,741
                                                                             ===========  ============  ==========
     Depletion per physical unit of production (equivalent Mcf of gas)..     $     1.24   $       1.27  $    0.88
                                                                             ===========  ============  ==========

-----------------

     (a) The income tax expense (benefit) related to Brigham, Inc. for 1998, 1998 and 1997 is calculated at the statutory rate and determined without regard to deduction for general and administrative expenses, interest costs and other income tax deductions and credits. Upon consolidation of the Partnership interest into Brigham, Inc. for 1999, 1998 and 1997, the income tax expense (benefit) related to results of operations for natural gas and oil producing activities for Brigham, Inc. would be $438, $(2,605) and $523, respectively.

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

                                     F2-25

Costs Incurred and Capitalized Costs

     The costs incurred in natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                    December 31,
                                      ----------------------------------------
                                         1999          1998          1997
                                      ------------  ------------  ------------

     Costs incurred for the year:
        Exploration.................  $    19,224   $    68,214   $    29,516
        Property acquisition........        3,462        16,245        26,956
        Development.................        4,632        10,475         2,953
        Proceeds from participants..       (2,439)      (10,502)         (319)
                                      ------------  ------------  ------------
                                      $    24,879   $    84,432   $    59,106
                                      ============  ============  ============

     Costs incurred represent amounts incurred by the Partnership for exploration, property acquisition and development activities. Periodically, the Partnership will receive proceeds from participants subsequent to project initiation for an assignment of an interest in the project. These payments are represented by "Proceeds from participants" in the table above.

     Capitalized costs related to natural gas and oil acquisition, exploration and development activities follow (in thousands):

                                                                      December 31,
                                                              ------------------------------
                                                                  1999            1998
                                                              -------------   --------------

    Cost of natural gas and oil properties at year-end:

        Proved.............................................   $    140,757    $     128,643
        Unproved...........................................         37,998           52,376
                                                              -------------   --------------
        Total capitalized costs............................        178,755          181,019
        Accumulated depletion..............................        (66,689)         (46,702)
                                                              -------------   --------------
                                                              $    112,066    $     134,317
                                                              =============   ==============

     Following is a summary of costs (in thousands) excluded from depletion at December 31, 1999, by year incurred. At this time, the Partnership is unable to predict either the timing of the inclusion of these costs and the related natural gas and oil reserves in its depletion computation or their potential future impact on depletion rates.

                                                               December 31,                 Prior
                                                    ------------------------------------
                                                       1999         1998         1997        Years        Total
                                                   -----------  -----------  ----------  ----------   ----------

     Property acquisition........................   $    1,079   $    6,414   $   5,558   $   1,921    $  14,972
     Exploration.................................        1,174       12,876       7,404       1,572       23,026
                                                    -----------  -----------  ----------  ----------   ----------
     Total.......................................   $    2,253   $   19,290   $  12,962   $   3,493    $  37,998
                                                    ===========  ===========  ==========  ==========   ==========

13.  Natural Gas and Oil Reserves and Related Financial Data (Unaudited)

     Information with respect to the Partnership's natural gas and oil producing activities is presented in the following tables. Reserve quantities as well as certain information regarding future production and discounted cash flows were determined by the Partnership's independent petroleum consultants and internal petroleum reservoir engineer.

                                     F2-26

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

                                                              Natural
                                                                Gas              Oil
                                                               (MMcf)          (MBbls)
                                                            -------------   --------------

     Proved reserves at December 31, 1996..................       10,257            1,940
        Revisions to previous estimates....................       (3,044)            (447)
        Extensions, discoveries and other additions........       33,721              735
        Purchase of minerals-in-place......................       13,718            1,244
        Sales of minerals-in-place.........................          (40)               -
        Production.........................................       (1,382)            (291)
                                                            -------------   --------------
     Proved reserves at December 31, 1997..................       53,230            3,181
        Revisions to previous estimates....................      (26,696)            (115)
        Extensions, discoveries and other additions........       48,050            1,752
        Purchase of minerals-in-place......................          851               11
        Production.........................................       (4,269)            (396)
                                                            -------------   --------------
     Proved reserves at December 31, 1998..................       71,166            4,433
        Revisions of previous estimates....................       (9,938)             214
        Extensions, discoveries and other additions........       30,428            1,156
        Sales of minerals-in-place.........................      (22,002)          (2,430)
        Production.........................................       (4,197)            (346)
                                                            -------------   --------------
     Proved reserves at December 31, 1999..................       65,457            3,027
                                                            =============   ==============

     Proved developed reserves at December 31:

        1997...............................................       30,677            2,665
        1998...............................................       38,571            2,935
        1999...............................................       28,594            1,873

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

                                     F2-27

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

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                            1999          1998          1997
                                                                         ------------  ------------  ------------

     Future cash inflows.............................................    $   228,429   $   198,082   $   165,156
     Future development and production costs.........................        (61,878)      (61,064)      (40,923)
                                                                         ------------  ------------  ------------
     Future net cash inflows.........................................    $   166,551   $   137,018   $   124,233
                                                                         ============  ============  ============

     Standardized measure of future net cash inflows discounted
        at 10% per annum.............................................    $   114,466   $    81,741   $    69,249
                                                                         ============  ============  ============

     Estimated future income tax expense as of December 31, 1999, 1998 and 1997 attributable to Brigham, Inc.'s interest in the Partnership was $3.9 million, $2.2 million and $7.2 million, respectively. The standardized measure of future net cash inflows discounted at 10% per annum as of December 31, 1999, 1998 and 1997 after estimated income taxes attributable to Brigham, Inc.'s interest in the Partnership was $114.2 million, $81.7 million and $67.7 million, respectively.

     The base sales prices for the Partnership's reserves were $2.35 per Mcf for natural gas and $22.75 per Bbl for oil as of December 31, 1999, $2.12 per Mcf for natural gas and $9.50 per Bbl for oil as of December 31, 1998, and $2.27 per Mcf for natural gas and $15.50 per Bbl for oil as of December 31, 1997. These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Partnership's reserves at these dates.

                                     F2-28

         Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

                                                                           December 31,
                                                              ----------------------------------------
                                                                  1999          1998        1997
                                                              ------------ ------------ ------------

Beginning of period .......................................   $  81,741    $  69,249    $  44,506
   Sales of natural gas and oil produced, net of production
        costs .............................................     (11,765)     (10,776)      (7,484)
   Development costs incurred .............................       4,413        5,423        1,955
   Extensions and discoveries .............................      43,346       52,389       38,016
   Purchases of minerals-in-place .........................        --            687       16,965
   Sales of minerals-in-place .............................     (32,783)        --            (94)
   Net change of prices and production costs ..............      33,226      (11,921)     (20,466)
   Change in future development costs .....................        (555)        (656)         319
   Changes in production rates and other ..................         637       (6,109)      (1,954)
   Revisions of quantity estimates ........................     (11,969)     (23,470)      (6,964)
   Accretion of discount ..................................       8,174        6,925        4,450
                                                              ---------    ---------    ---------
End of period .............................................   $ 114,465    $  81,741    $  69,249
                                                              =========    =========    =========

     The estimated change in future net cash inflows discounted at 10% per annum attributable to income taxes for the years ended December 31, 1999, 1998 and 1997 attributable to Brigham, Inc.'s interest in the Partnership was $(261,000), $1.5 million and $(1.6) million, respectively.

14.  Quarterly Financial Data (Unaudited)

     The Subsidiaries have restated previously reported quarterly financial results for the nine months ended September 30, 1999 and the year ended December 31, 1998 to give effect to the capitalization of interest for significant acquisition, exploration and development activities in progress. There was no effect on the year ended December 31, 1998 net loss or on the 1997 financial results. The effect of this restatement on the statement of operations is as follows (in thousands):

                                                                 Year Ended December 31, 1999
                                    ------------------------------------------------------------------------------------
                                             Quarter 1              Quarter 2              Quarter 3         Quarter 4
                                    ------------------------ ---------------------- ----------------------- ------------
                                       Previously     As      Previously      As     Previously      As
                                        Reported   Restated    Reported    Restated   Reported    Restated
                                    ------------- ---------- ------------ --------- ------------ ----------
Brigham Oil and Gas, L.P.
  Revenue...........................    $   3,281   $   3,281   $   3,626  $   3,624   $  4,195   $  4,238    $  4,134
  Operating income (loss)...........          124         113         255        200       (379)      (432)        389
  Net loss..........................       (2,484)     (1,759)    (14,794)   (14,599)    (3,329)    (2,391)     (1,909)

Brigham, Inc.
  Revenue...........................    $   3,281   $   3,281   $   3,626  $   3,624   $  4,195   $  4,238    $  4,134
  Operating income (loss)...........          124         113         250        195       (379)      (432)        384
  Net loss..........................         (783)       (554)     (4,664)    (4,604)    (1,049)      (753)       (606)

Brigham Holdings I, LLC
  Revenue...........................    $       -   $       -   $       -  $       -   $      -   $      -    $      -
  Operating income (loss)...........            -           -          (5)        (5)         -          -          (4)
  Net loss..........................       (1,701)     (1,205)    (10,140)   (10,005)    (2,280)    (1,638)     (1,312)

Brigham Holdings II, LLC
  Revenue...........................    $       -   $       -   $       -  $       -   $      -   $      -    $      -
  Operating income (loss)...........            -           -          (5)        (5)         -          -          (4)
  Net loss..........................         (758)       (537)     (4,517)    (4,457)    (1,015)      (729)       (587)

                                     F2-29

                                                          Year Ended December 31, 1998
                        -----------------------------------------------------------------------------------------------
                                 Quarter 1              Quarter 2              Quarter 3              Quarter 4
                        ------------------------ ---------------------- ---------------------- ------------------------
                          Previously      As      Previously     As      Previously     As      Previously      As
                           Reported    Restated    Reported   Restated    Reported   Restated    Reported    Restated
                        ------------- ---------- ----------- ---------- ----------- --------- ---------- --------------

Brigham Oil & Gas, L.P.
  Revenue.................$ 3,257     $ 3,257    $ 4,120     $ 4,120    $ 4,237     $ 4,237   $   2,575  $   2,575
  Operating income (loss).     31          27        438         424        481         466     (28,475)   (29,594)
  Net loss................   (954)       (692)      (932)       (682)    (1,348)     (1,064)    (30,855)   (31,651)

Brigham, Inc.
  Revenue.................$ 3,257     $ 3,257    $ 4,120     $ 4,120    $ 4,237     $ 4,237   $   2,575  $   2,575
  Operating income (loss).     31          27        432         418        481         466     (28,480)   (29,599)
  Net loss................   (207)       (152)      (201)       (150)      (280)       (221)     (4,973)    (5,138)

Brigham Holdings I, LLC
  Revenue.................$     -     $     -    $     -     $     -    $     -     $     -   $       -  $       -
  Operating income (loss).      -           -         (6)         (6)         -           -          (5)        (5)
  Net loss................   (653)       (474)      (645)       (473)      (923)       (729)    (21,141)   (21,686)

Brigham Holdings II, LLC
  Revenue.................$     -     $     -    $     -     $     -    $      -    $     -   $       -  $       -
  Operating income (loss).      -           -         (6)         (6)          -          -          (5)        (5)
  Net loss................   (291)       (211)      (290)       (214)      (411)       (325)     (9,416)    (9,658)

                                     F2-30