Form 10-Q
period 2000-03-31
BRIGHAM EXPLORATION CO
filed 2000-05-15
CIK 1034755

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                            6300 Bridgepoint Parkway
                             Building Two, Suite 500
                               Austin, Texas 78730
                                 (512) 427-3300
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X . No   .
                                     ---    ---
  As of May 15, 2000, 16,712,908 shares of Common Stock, $.01 per share, were outstanding.


================================================================================

                           Brigham Exploration Company

                       First Quarter 2000 Form 10-Q Report

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Financial Statements of Brigham Exploration
           Company
             Balance Sheets - December 31, 1999 and March 31, 2000........... 1
             Statements of Operations - Three months ended
               March 31, 1999 and 2000........................................2
             Statements of Cash Flows - Three months ended
               March 31, 1999 and 2000........................................3
             Statement of Changes in Stockholders' Equity -
               Three months ended March 31, 2000..............................4
             Notes to Condensed Consolidated Financial Statements.............5

         Condensed Financial Statements of Certain Brigham Exploration
           Company Subsidiaries
             Balance Sheets - March 31, 2000..................................8
             Balance Sheets - December 31, 1999...............................9
             Statements of Operations - Three months ended March 31, 2000....10
             Statements of Operations - Three months ended March 31, 1999....11
             Statements of Cash Flows - Three months ended March 31, 2000....12
             Statements of Cash Flows - Three months ended March 31, 1999....13
             Statements of Changes in Equity - Three months ended
             March 31, 2000..................................................14
             Notes to Condensed Financial Statements.........................15

         As all significant Brigham Exploration Company subsidiaries fully and unconditionally guarantee the Senior Subordinated Secured Notes and the Company has no significant assets other than its investments in its subsidiaries, the consolidated financial statements are substantially the same as the financial statements of the subsidiary guarantors and separate financial statements have been omitted as they would not be meaningful to investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION..................................18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK...................................................26

                      PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................28

SIGNATURES...................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

                           BRIGHAM EXPLORATION COMPANY
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                 (in thousands)

                                                             December 31,             March 31,
                                                                1999                   2000
                                                           ---------------      ----------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                             $         2,742       $         1,659
     Accounts receivable                                             4,945                 5,166
     Other current assets                                              577                   387
                                                           ---------------      ----------------
        Total current assets                                         8,264                 7,212
                                                           ---------------      ----------------

Natural gas and oil properties, at cost, net                       112,066               114,675
Other property and equipment, at cost, net                           1,686                 1,572
Drilling advances paid                                                  23                   433
Deferred loan fees                                                   3,481                 3,449
Other noncurrent assets                                                163                   120
                                                           ---------------      ----------------
                                                           $       125,683       $       127,461
                                                          ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $        14,851       $         8,418
     Accrued drilling costs                                            541                 1,161
     Participant advances received                                     850                 1,977
     Other current liabilities                                       1,502                 1,976
                                                           ---------------      ----------------
        Total current liabilities                                   17,744                13,532
                                                           ---------------      ----------------

Notes payable                                                       56,000                58,000
Senior subordinated notes, net                                      41,341                42,898
Other noncurrent liabilities                                         1,600                 1,741

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
        authorized, none issued and outstanding                          -                     -
     Common stock, $.01 par value, 30 million shares
        authorized, 14,517,786 and 16,712,908 issued and
        outstanding at December 31, 1999 and March 31, 2000,
        respective1y                                                   145                   167
     Additional paid-in capital                                     64,171                68,591
     Unearned stock compensation                                      (290)                 (242)
     Accumulated deficit                                           (55,028)              (57,226)
                                                           ----------------      ----------------
        Total stockholders' equity                                   8,998                11,290
                                                           ----------------      ----------------
                                                           $       125,683       $       127,461
                                                           ================      ================


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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months
                                                                      Ended March 31,
                                                           -------------------------------------
                                                               1999                  2000
                                                           ---------------      ----------------
Revenues:
     Natural gas and oil sales                             $        3,191       $         4,505
     Workstation revenue                                               90                    33
                                                           ---------------      ----------------
                                                                    3,281                 4,538
                                                           ---------------      ----------------
Costs and expenses:
     Lease operating                                                  535                   459
     Production taxes                                                 169                   304
     General and administrative                                       918                   740
     Depletion of natural gas and oil properties                    1,361                 1,764
     Depreciation and amortization                                    127                   123
     Amortization of stock compensation                                58                    12
                                                           ---------------      ----------------
                                                                    3,168                 3,402
                                                           ---------------      ----------------
        Operating income                                              113                 1,136
                                                           ---------------      ----------------

Other income (expense):
     Interest income                                                   24                    37
     Interest expense, net                                         (2,081)               (2,775)
     Other expense                                                      -                  (596)
                                                           ---------------      ----------------
                                                                   (2,057)               (3,334)
                                                           ---------------      ----------------

Net loss before income taxes                                       (1,944)               (2,198)

Income tax expense                                                      -                     -
                                                           ---------------      ----------------
     Net loss                                              $       (1,944)      $        (2,198)
                                                           ===============      ================

Net loss per share:
     Basic/Diluted                                         $        (0.15)      $         (0.14)

Weighted average common shares outstanding:

     Basic/Diluted                                                 13,317                15,279

        See accompanying notes to the consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Three Months
                                                                                            Ended March 31,
                                                                                     ---------------------------
                                                                                        1999           2000
                                                                                     ------------   ------------
Cash flows from operating activities:
     Net loss                                                                        $    (1,944)   $    (2,198)
     Adjustments to reconcile net loss to cash provided by operating activities:
        Depletion of natural gas and oil properties                                        1,361          1,764
        Depreciation and amortization                                                        127            123
        Amortization of stock compensation                                                    58             12
        Interest paid through issuance of additional senior subordinated notes             1,300          1,477
        Amortization of deferred loan fees and debt issuance costs                           262            391
        Amortization of discount on senior subordinated notes                                 92            180
        Amortization of deferred loss on derivatives instruments                               -            280
        Market value adjustment for derivatives instruments                                    -            443
        Changes in working capital and other items:
            (Increase) decrease in accounts receivable                                     3,339           (221)
            (Increase) decrease in other current assets                                       33            (90)
            Increase (decrease) in accounts payable                                        2,543         (6,433)
            Increase (decrease) in participant advances received                            (103)         1,127
            Increase (decrease) in other current liabilities                                (150)           138
            Other noncurrent assets                                                         (169)            43
            Other noncurrent liabilities                                                  (1,649)            (8)
                                                                                     ------------   ------------
            Net cash provided (used) by operating activities                               5,100         (2,972)
                                                                                     ------------   ------------

Cash flows from investing activities:
     Additions to natural gas and oil properties                                         (10,195)        (3,738)
     Proceeds from sale of natural gas and oil properties                                 10,000              -
     Additions to other property and equipment                                               (15)            (9)
     Increase in drilling advances paid                                                      (80)          (410)
                                                                                     ------------   ------------
            Net cash used by investing activities                                           (290)        (4,157)
                                                                                     ------------   ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    -          4,205
     Proceeds from issuance of warrants                                                        -            260
     Increase in notes payable                                                                 -          2,000
     Principal payments on capital lease obligations                                         (63)           (58)
     Deferred loan fees paid                                                                (298)          (361)
                                                                                     ------------   ------------
            Net cash provided (used) by financing activities                                (361)         6,046
                                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents                                       4,449         (1,083)
Cash and cash equivalents, beginning of period                                             2,569          2,742
                                                                                     ------------   ------------
Cash and cash equivalents, end of period                                             $     7,018    $     1,659
                                                                                     ============   ============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                        $     1,174    $       762
                                                                                     ============   ============
Supplemental disclosure of noncash investing and financing activities:

     Capital lease asset additions                                                   $        51    $         -
                                                                                     ============   ============
     Decrease in accounts payable and other noncurrent liabilities in
        exchange for issuance of common stock                                        $     3,510    $         -
                                                                                     ============   ============
     Increase in accounts payable for deferred loan fees to be paid
        in future periods                                                            $       450    $         -
                                                                                     ============   ============


        See accompanying notes to the consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                             Additional        Unearned
                                     Common Stock              Paid-in           Stock      Accumulated
                           ---------------------------
                                 Shares       Amounts        Capital        Compensation      Deficit        Total
                           ----------------  ---------   --------------  ------------  -----------------  -----------------

Balance, December 31, 1999      14,517,786   $    145    $      64,171   $      (290)  $    (55,028)  $        8,998

Net loss                                 -          -                -             -         (2,198)          (2,198)
Issuance of  common stock        2,195,122         22            4,183             -              -            4,205
Forfeiture of stock options              -          -              (23)            -              -              (23)
Issuance of warrants                     -          -              260             -              -              260
Amortization of unearned
    stock compensation                   -          -                -            48              -               48
                           ----------------  ---------   --------------  ------------  -------------    -------------
Balance,
    March 31, 2000              16,712,908   $    167    $      68,591   $      (242)  $    (57,226)    $     11,290
                           ================  =========   ==============  ============  =============    =============


        See accompanying notes to the consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     ORGANIZATION AND NATURE OF OPERATIONS

       Brigham Exploration Company (the "Company") is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. The Company explores and develops onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. The Company focuses its exploration and development of natural gas and oil properties primarily in West Texas, the Anadarko Basin and the onshore Gulf Coast.

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

       The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

3.     AMENDMENT TO REVOLVING CREDIT FACILITY AND SENIOR SUBORDINATED NOTES

       In February 2000, the Company entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Company with $70 million in borrowing availability for a three-year term. If the Company exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Credit Facility includes a provision whereby certain amounts, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock (the "Convertible Notes") to the extent total borrowings under the Credit Facility exceed $45 million. As of March 31, 2000, the Company had $58 million in borrowings outstanding under the Credit Facility, of which the Convertible Notes approximate $15 million (the minimum under the Credit Facility). The Credit Facility provides that the Convertible Notes will be convertible as follows: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the strike price of the relative portion of the convertible debt. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the strike price of the Convertible Notes at February 17, 2000 was in excess of the market price of the Company's common stock at that date, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase Brigham common stock become exercisable. Further, to the extent the Company chooses to prepay any of the Convertible Notes without the warrants becoming exercisable, and also assuming the Lender chooses not to convert to equity upon notice of such prepayment, the Company will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts would range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

       prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

       In February 2000, the indenture governing the Notes was amended. In this amendment, the holders of the Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000, and adjusted subsequent levels under this test. In addition, the amendment provides the Company with an extension of its right to pay interest through the issuance of additional Notes in lieu of cash (or "in kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company (i) reset the price of the warrants previously issued to the holders of the Notes to purchase one million shares of the Company's common stock from an exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Notes issued as interest paid in kind. As payments are made pursuant to the term overriding royalty interest, they will be recorded by the Company as a reduction of the balance payable pursuant to the Notes.

       The modification of these agreements did not result in any material adjustment to debt issuance costs.

4.     ISSUANCE OF COMMON STOCK

       In February 2000, the Company entered into an agreement to issue 2,195,122 shares of common stock and 731,707 warrants to purchase the Company's common stock for total net proceeds of $4.2 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consisted of units that included one share of common stock and one-third of a warrant to purchase the Company's common stock at an exercise price of $2.5625 per share with a three-year term.

5.     HEDGING ACTIVITIES

       In March 2000, the Company entered into new fixed price cap and fixed price floor hedging contracts with a counterparty for certain future oil and natural gas production. Under the terms of the fixed price cap contracts, for any month where the average index price (NYMEX) is greater than the strike price per the contract, the Company is required to pay to the counterparty the absolute value of that difference times the production volumes covered under the contract. If the average index price is less than the strike price for a given month, no settlement is required. Under the terms of the fixed price floor contracts, for any month where the average index price (NYMEX or ANR - Oklahoma) is less than the strike price per the contract, the counterparty is required to pay to the Company the absolute value of that difference times the production volumes covered under the contract. If the average index price is greater than the strike price for a given month, no settlement is required. Additionally in March 2000, the Company effectively modified its existing fixed price swap contracts so that a portion of the volumes were associated with new index prices (Houston Ship Channel and TETCO South Texas).

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

 The new contracts are summarized as follows:

                             Daily                                                               Average
                            Volumes                                     Total Volumes Hedged     Fixed
                                                                        --------------------
                            Hedged         Monthly Term         2000          2001           Contract Price
                            ------         ------------         ----          ----           --------------

        Fixed Price Cap:
           Contract #1        600          July 2000 -         110,400          -                $31.75
                             Bbls          December 2000        Bbls                             per Bbl

           Contract #2        400         January 2001 -          -          72,400              $26.60
                             Bbls            June 2001                        Bbls               per Bbl

           Contract #3        200           June 2001 -           -          36,800              $25.25
                             Bbls          December 2001                      Bbls               per Bbl

       Fixed Price Floor:

           Contract #4        600          March 2000 -        183,600          -                $18.00
                             Bbls          December 2000        Bbls                             per Bbl

           Contract #5        400         January 2001 -          -          72,400              $18.00
                             Bbls            June 2001                        Bbls               per Bbl

           Contract #6        200           July 2001 -           -          36,800              $16.10
                             Bbls          December 2001                      Bbls               per Bbl

           Contract #7       5,000          May 2001 -            -          305,000              $1.80
                             MMBtu           June 2001                        MMBtu             per MMBtu

           Contract #8       2,500          July 2001 -           -          460,000              $1.80
                             MMBtu         December 2001                      MMBtu             per MMBtu

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                              AS OF MARCH 31, 2000
                                 (in thousands)
                                   (unaudited)

                                                                    BRIGHAM                            BRIGHAM         BRIGHAM
                                                                     OIL &           BRIGHAM,          HOLDINGS        HOLDINGS
                                                                   GAS, L.P.           INC.             I, LLC         II, LLC

                                     ASSETS

Current assets:
     Cash and cash equivalents                                  $        1,646     $       1,656    $         3     $          4
     Accounts receivable                                                 5,166             5,166              -                -
     Other current assets                                                  387               387              -                -
                                                                --------------    --------------   ------------    -------------
        Total current assets                                             7,199             7,209              3                4
                                                                --------------    --------------   ------------    -------------

Natural gas and oil properties, at cost, net                           114,675           114,675              -                -
Other property and equipment, at cost, net                               1,572             1,572              -                -
Investment in subsidiaries
     and intercompany advances                                             190                27          3,046           50,079
Drilling advances paid                                                     433               433              -                -
Deferred loan fees                                                       2,085             2,085              -                -
Other noncurrent assets                                                    120               120              -                -
                                                                --------------    --------------   ------------    -------------
                                                                $      126,274     $     126,121    $     3,049     $     50,083
                                                                ==============    ==============   ============    =============

                             LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                           $        8,418     $       8,418    $         -     $          -
     Accrued drilling costs                                              1,161             1,161              -                -
     Participant advances received                                       1,977             1,977              -                -
     Other current liabilities                                           1,784             1,784              -                -
                                                                --------------    --------------   ------------    -------------
        Total current liabilities                                       13,340            13,340              -                -
                                                                --------------    --------------   ------------    -------------

Notes payable                                                           58,000            58,000              -                -
Other noncurrent liabilities                                             1,741             1,741              -                -
Intercompany accounts payable                                            1,773             1,642              -            1,799
Intercompany notes payable                                              46,936            46,936              -           46,936

Commitments and contingencies

Minority interest                                                            -             3,072              -                -

Equity
     Partners' capital                                                   4,484                 -          3,049            1,348
     Common stock, $1.00 par value, 1,000
        shares authorized, issued and
        outstanding                                                          -                 1              -                -
     Additional paid-in capital                                              -            19,238              -                -
     Accumulated deficit                                                     -           (17,849)             -                -
                                                                --------------    --------------   ------------    -------------
        Total equity                                                     4,484             1,390          3,049            1,348
                                                                --------------    --------------   ------------    -------------
                                                                $      126,274     $     126,121    $     3,049     $     50,083
                                                                ==============    ==============   ============    =============


   Natural gas and oil properties are accounted for using the full cost method.

         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                                    BRIGHAM                            BRIGHAM         BRIGHAM
                                                                     OIL &           BRIGHAM,          HOLDINGS        HOLDINGS
                                                                   GAS, L.P.           INC.             I, LLC         II, LLC

                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $        2,718     $       2,736    $         6     $          6
     Accounts receivable                                                 4,945             4,945              -                -
     Other current assets                                                  577               577              -                -
                                                                ---------------    --------------   ------------    -------------
        Total current assets                                             8,240             8,258              6                6
                                                                ---------------    --------------   ------------    -------------

Natural gas and oil properties, at cost, net                           112,066           112,066              -                -
Other property and equipment, at cost, net                               1,686             1,686              -                -
Investment in subsidiaries
     and intercompany advances                                             130                26          1,299           47,802
Drilling advances paid                                                      23                23              -                -
Deferred loan fees                                                       2,108             2,108              -                -
Other noncurrent assets                                                    164               164              -                -
                                                                ---------------    --------------   ------------    -------------
                                                                $      124,417     $     124,331    $     1,305     $     47,808
                                                                ===============    ==============   ============    =============

                             LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                           $       14,851     $      14,851    $         -     $          -
     Accrued drilling costs                                                541               541              -                -
     Participant advances received                                         850               850              -                -
     Other current liabilities                                           1,429             1,429              -                -
                                                                ---------------    --------------   ------------    -------------
        Total current liabilities                                       17,671            17,671              -                -
                                                                ---------------    --------------   ------------    -------------

Notes payable                                                           56,000            56,000              -                -
Other noncurrent liabilities                                             1,600             1,600              -                -
Intercompany accounts payable                                            1,752             1,687              -            1,779
Intercompany notes payable                                              45,459            45,459              -           45,459

Commitments and contingencies

Minority interest                                                            -             1,325              -                -

Equity
     Partners' capital                                                   1,935                 -          1,305              570
     Common stock, $1.00 par value, 1,000
        shares authorized, issued and
        outstanding                                                          -                 1              -                -
     Additional paid-in capital                                              -            17,832              -                -
     Accumulated deficit                                                     -           (17,244)             -                -
                                                                ---------------    --------------   ------------    -------------
        Total equity                                                     1,935               589          1,305              570
                                                                ---------------    --------------   ------------    -------------
                                                                $      124,417     $     124,331    $     1,305     $     47,808
                                                                ===============    ==============   ============    =============


  Natural gas and oil properties are accounted for using the full cost method.

         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (in thousands)
                                   (unaudited)

                                                                  BRIGHAM                        BRIGHAM        BRIGHAM
                                                                   OIL &        BRIGHAM,        HOLDINGS        HOLDINGS
                                                                 GAS, L.P.        INC.           I, LLC         II, LLC

Revenues:
     Natural gas and oil sales                                 $     4,505     $    4,505     $         -    $         -
     Workstation revenue                                                33             33               -              -
                                                               ------------    -----------    ------------   ------------
                                                                     4,538          4,538               -              -
                                                               ------------    -----------    ------------   ------------
Costs and expenses:
     Lease operating                                                   459            459               -              -
     Production taxes                                                  304            304               -              -
     General and administrative                                        735            737               2              2
     Depletion of natural gas and oil properties                     1,764          1,764               -              -
     Depreciation and amortization                                     123            123               -              -
     Amortization of stock compensation                                 12             12               -              -
                                                               ------------    -----------    ------------   ------------
                                                                     3,397          3,399               2              2
                                                               ------------    -----------    ------------   ------------
        Operating income (loss)                                      1,141          1,139              (2)            (2)
                                                               ------------    -----------    ------------   ------------

Other income (expense):
     Interest income                                                    37             37               -              -
     Interest expense, net                                          (1,000)        (1,000)              -              -
     Interest expense - intercompany                                (1,497)        (1,497)              -         (1,497)
     Other expense                                                    (596)          (596)              -              -
                                                               ------------    -----------    ------------   ------------
                                                                    (3,056)        (3,056)              -         (1,497)
                                                               ------------    -----------    ------------   ------------

Minority interest in net loss                                            -         (1,312)              -              -
                                                               ------------    -----------    ------------   ------------
Net loss before income taxes                                        (1,915)          (605)             (2)        (1,499)

Income tax benefit                                                       -              -               -              -
Equity in net income (loss) of investee                                  -              -          (1,312)           913
                                                               ------------    -----------    ------------   ------------
     Net loss                                                  $    (1,915)    $     (605)    $    (1,314)   $      (586)
                                                               ============    ===========    ============   ============


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                              BRIGHAM                        BRIGHAM        BRIGHAM
                                                               OIL &        BRIGHAM,        HOLDINGS        HOLDINGS
                                                              GAS, L.P.       INC.           I, LLC         II, LLC

Revenues:
     Natural gas and oil sales                             $     3,191     $     3,191    $         -    $         -
     Workstation revenue                                            90              90              -              -
                                                           -----------     -----------    -----------    -----------
                                                                 3,281           3,281              -              -
                                                           -----------     -----------    -----------    -----------
Costs and expenses:
     Lease operating                                               535             535              -              -
     Production taxes                                              169             169              -              -
     General and administrative                                    918             918              -              -
     Depletion of natural gas and oil properties                 1,361           1,361              -              -
     Depreciation and amortization                                 127             127              -              -
     Amortization of stock compensation                             58              58              -              -
                                                           -----------     -----------    -----------    -----------
                                                                 3,168           3,168              -              -
                                                           -----------     -----------    -----------    -----------
        Operating income                                           113             113              -              -
                                                           -----------     -----------    -----------    -----------

Other income (expense):
     Interest income                                                24              24              -              -
     Interest expense, net                                      (1,315)         (1,315)             -              -
     Interest expense - intercompany                              (581)           (581)             -         (1,317)
                                                           -----------     -----------    -----------    -----------
                                                                (1,872)         (1,872)             -         (1,317)
                                                           -----------     -----------    -----------    -----------

Minority interest in net loss                                        -          (1,205)             -              -

                                                           -----------     -----------    -----------    -----------
Net loss before income taxes                                    (1,759)           (554)             -         (1,317)

Income tax benefit                                                   -               -              -              -
Equity in net income (loss) of investee                              -               -         (1,205)           780
                                                           -----------     -----------    -----------    -----------
     Net loss                                              $    (1,759)    $      (554)   $    (1,205)   $      (537)
                                                           ===========     ===========    ===========    ===========

          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (in thousands)
                                   (unaudited)

                                                                         BRIGHAM                   BRIGHAM      BRIGHAM
                                                                          OIL &       BRIGHAM,    HOLDINGS     HOLDINGS
                                                                        GAS, L.P.       INC.       I, LLC       II, LLC

Cash flows from operating activities:
     Net loss                                                           $   (1,915)  $     (605)  $  (1,314)   $    (586)
     Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depletion of natural gas and oil properties                           1,764        1,764           -            -
       Depreciation and amortization                                           123          123           -            -
       Amortization of stock compensation                                       12           12           -            -
       Amortization of deferred loan fees and debt issuance costs              292          292           -            -
       Amortization of deferred loss on derivatives instruments                280          280           -            -
       Market value adjustment for derivatives instruments                     443          443           -            -
       Minority interest in net loss                                             -       (1,312)          -            -
       Equity in net (income) loss of investee                                   -            -       1,312         (913)
       Changes in working capital and other items:
         Increase in accounts receivable                                      (221)        (221)          -            -
         Increase in other current assets                                      (90)         (90)          -            -
         Decrease in accounts payable                                       (6,433)      (6,433)          -            -
         Increase in participant advances received                           1,127        1,127           -            -
         Increase in other current liabilities                                  92           92           -            -
         Increase (decrease) in intercompany accounts payable                   21          (45)          -           20
         Other noncurrent assets                                                43           43           -            -
         Other noncurrent liabilities                                           (8)          (8)          -            -
                                                                        -----------  -----------  ----------   ----------
                                                                            (4,470)      (4,538)         (2)      (1,479)
                                                                        -----------  -----------  ----------   ----------
Cash flows from investing activities:
     Additions to natural gas and oil properties                            (3,738)      (3,738)          -            -
     Additions to other property and equipment                                  (9)          (9)          -            -
     Investment in subsidiaries and intercompany advances                    4,405        4,465          (1)           -
     Increase in drilling advances paid                                       (410)        (410)          -            -
                                                                        -----------  -----------  ----------   ----------
                                                                               248          308          (1)           -
                                                                        -----------  -----------  ----------   ----------
Cash flows from financing activities:
     Increase in notes payable                                               2,000        2,000           -            -
     Increase in intercompany notes payable                                  1,477        1,477           -        1,477
     Principal payments on capital lease obligations                           (58)         (58)          -            -
     Deferred loan fees paid                                                  (269)        (269)          -            -
                                                                        -----------  -----------  ----------   ----------
                                                                             3,150        3,150           -        1,477
                                                                        -----------  -----------  ----------   ----------

Net decrease in cash and cash equivalents                                   (1,072)      (1,080)         (3)          (2)
Cash and cash equivalents, beginning of year                                 2,718        2,736           6            6
                                                                        -----------  -----------  ----------   ----------
Cash and cash equivalents, end of period                                $    1,646   $    1,656   $       3    $       4
                                                                        ===========  ===========  ==========   ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $      761   $      761   $       -    $       -
Supplemental disclosure of cash flow information:
     Intercompany capital contributions                                 $        -   $    1,406   $   3,058    $   1,364

         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                                         BRIGHAM                   BRIGHAM      BRIGHAM
                                                                          OIL &       BRIGHAM,    HOLDINGS     HOLDINGS
                                                                        GAS, L.P.       INC.       I, LLC       II, LLC

Cash flows from operating activities:
     Net loss                                                           $   (1,759)  $     (554)  $  (1,205)   $    (537)
     Adjustments to reconcile net loss to cash
      provided by operating activities:
       Depletion of natural gas and oil properties                           1,361        1,361           -            -
       Depreciation and amortization                                           127          127           -            -
       Amortization of stock compensation                                       58           58           -            -
       Amortization of deferred loan fees and debt issuance costs              168          168           -            -
       Minority interest in net loss                                             -       (1,205)          -            -
       Equity in net (income) loss of investee                                   -            -       1,205         (780)
       Changes in working capital and other items:
         Decrease in accounts receivable                                     3,339        3,339           -            -
         Decrease in prepaid expenses                                           33           33           -            -
         Increase in accounts payable                                        2,543        2,543           -            -
         Decrease in participant advances received                            (103)        (103)          -            -
         Decrease in other current liabilities                                (167)        (167)          -            -
         Increase in intercompany accounts payable                              17           18           -           17
         Other noncurrent assets                                              (169)        (169)          -            -
         Other noncurrent liabilities                                       (1,649)      (1,649)          -            -
                                                                        ----------  -----------  ----------   ----------
                                                                             3,799        3,800           -       (1,300)
                                                                        ----------  -----------  ----------   ----------
Cash flows from investing activities:
     Additions to natural gas and oil properties                           (10,195)     (10,195)          -            -
     Proceeds from sale of natural gas and oil properties                   10,000       10,000           -            -
     Additions to other property and equipment                                 (15)         (15)          -            -
     Increase in drilling advances paid                                        (79)         (79)          -            -
                                                                        ----------  -----------  ----------   ----------
                                                                              (289)        (289)          -            -
                                                                        ----------  -----------  ----------   ----------
Cash flows from financing activities:
     Increase in intercompany notes payable                                  1,300        1,300           -        1,300
     Principal payments on capital lease obligations                           (63)         (63)          -            -
     Deferred loan fees paid                                                  (298)        (298)          -            -
                                                                        ----------  -----------  ----------   ----------
                                                                               939          939           -        1,300
                                                                        ----------  -----------  ----------   ----------

Net increase in cash and cash equivalents                                    4,449        4,450           -            -

Cash and cash equivalents, beginning of year                                 2,549        2,563           5            6
                                                                        ----------  -----------  ----------   ----------
Cash and cash equivalents, end of year                                  $    6,998   $    7,013   $       5    $       6
                                                                        ==========  ===========  ==========   ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $    1,343   $    1,343   $       -    $       -

Supplemental disclosure of noncash investing and financing activities:
     Capital lease asset additions                                      $       51   $       51   $       -    $       -
     Increase in accounts payable for deferred loan fees to be
       paid in future periods                                           $      450   $      450   $       -    $       -
     Capital contributions received in exchange for accounts
       payable and other noncurrent liabilities                         $    3,510   $        -   $       -    $       -
     Intercompany capital contributions                                 $        -   $    1,106   $   2,404    $   1,071


          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                    CONDENSED STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)
                                   (unaudited)


                                                                                 Retained
                                            Common Stock         Additional      Earnings/
                                         ---------------------    Paid-in       Accumulated     Partners'
                                         Shares      Amounts      Capital         Deficit        Capital         Total
                                        --------    --------  -------------   -------------  -------------  ------------

BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1999                       -    $      -   $          -    $          -   $      1,935   $     1,935
     Capital contribution                      -           -              -               -          4,464         4,464
     Net loss                                  -           -              -               -         (1,915)       (1,915)
                                         -------   ---------  -------------   -------------  -------------  ------------
     Balance,
       March 31, 2000                          -    $      -   $          -    $          -   $      4,421   $     4,421
                                         =======   =========  =============   =============  =============  ============

BRIGHAM INC.
     Balance,
       December 31, 1999                   1,000    $      1   $     17,832    $    (17,244)  $          -   $       589
     Capital contribution                      -           -          1,406               -              -         1,406
     Net loss                                  -           -              -            (605)             -          (605)
                                         -------   ---------  -------------   -------------  -------------  ------------
     Balance,
       March 31, 2000                      1,000    $      1   $     19,238    $    (17,849)  $          -   $     1,390
                                         =======   =========  =============   =============  =============  ============

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1999                       -    $      -   $          -    $          -   $      1,305   $     1,305
     Capital contribution                      -           -              -               -          3,058         3,058
     Net loss                                  -           -              -               -         (1,314)       (1,314)
                                         -------   ---------  -------------   -------------  -------------  ------------
     Balance,
       March 31, 2000                          -    $      -   $          -    $          -   $      3,049   $     3,049
                                         =======   =========  =============   =============  =============  ============

BRIGHAM HOLDINGS II, LLC
     Balance,
       December 31, 1999                       -    $      -   $          -    $          -   $        570   $       570
     Capital contribution                      -           -              -               -          1,364         1,364
     Net loss                                  -           -              -               -           (586)         (586)
                                         -------   ---------  -------------   -------------  -------------  ------------
     Balance,
       March 31, 2000                          -    $      -   $          -    $          -   $      1,348   $     1,348
                                         =======   =========  =============   =============  =============  ============

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

       The Partnership explores and develops onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. The Partnership focuses its exploration and development of natural gas and oil properties primarily in West Texas, the Anadarko Basin and the onshore Gulf Coast. Brigham, Inc. is a Nevada corporation whose only asset prior to the Exchange was its less than 1% ownership interest in the Partnership. Brigham, Inc. is the managing general partner of the Partnership.

       The Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. Subsequent to the Exchange and the Offering, the Company owned a 68.5% interest in the Partnership and Brigham, Inc. owned a 31.50% interest in the Partnership. Effective January 1, 1998, Brigham, Inc. contributed 30.5% of its 31.5% interest in the Partnership to Holdings II, a newly formed Nevada LLC and wholly owned subsidiary of Brigham, Inc., whose only asset is its investment in the Partnership. Also effective January 1, 1998 the Company contributed its 68.5% interest in the Partnership to Brigham Holdings I, a newly formed Nevada LLC and wholly owned subsidiary of the Company whose only asset is its investment in the Partnership.

2.     BASIS OF PRESENTATION

       The accompanying financial condensed financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

3.     AMENDMENT TO REVOLVING CREDIT FACILITY

       In February 2000, the Partnership entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Partnership with $70 million in borrowing availability for a three-year term. If the Company exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Credit Facility includes a provision whereby certain amounts, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock (the "Convertible Notes") to

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

       the extent total borrowings under the Credit Facility exceed $45 million. As of March 31, 2000, the Company had $58 million in borrowings outstanding under the Credit Facility, of which the Convertible Notes approximate $15 million (the minimum under the Credit Facility). The Credit Facility provides that the Convertible Notes will be convertible as follows: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the strike price of the relative portion of the convertible debt. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the strike price of the Convertible Notes at February 17, 2000 was in excess of the market price of the Company's common stock at that date, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase Brigham common stock become exercisable. Further, to the extent the Partnership chooses to prepay any of the Convertible Notes, without the warrants becoming exercisable, and also assuming the Lender chooses not to convert to equity upon notice of such prepayment, the Company will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts would range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In connection with this most recent amendment, the Partnership reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

       The modification of this agreement did not result in any material adjustment to debt issuance costs.

4.     HEDGING ACTIVITIES

       In March 2000, the Partnership entered into new fixed price cap and fixed price floor hedging contracts with a counterparty for certain future oil and natural gas production. Under the terms of the fixed price cap contracts, for any month where the average index price (NYMEX) is greater than the strike price per the contract, the Partnership is required to pay to the counterparty the absolute value of that difference times the production volumes covered under the contract. If the average index price is less than the strike price for a given month, no settlement is required. Under the terms of the fixed price floor contracts, for any month where the average index price (NYMEX or ANR - Oklahoma) is less than the strike price per the contract, the counterparty is required to pay to the Partnership the absolute value of that difference times the production volumes covered under the contract. If the average index price is greater than the strike price for a given month, no settlement is required. Additionally in March 2000, the Partnership effectively modified its existing fixed price swap contracts so that a portion of the volumes were associated with new index prices (Houston Ship Channel and TETCO South Texas).

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The new contracts are summarized as follows:

                             Daily                                                               Average
                            Volumes                                     Total Volumes Hedged      Fixed
                                                                        --------------------
                            Hedged         Monthly Term         2000          2001           Contract Price
                            ------         ------------         ----          ----           --------------

        Fixed Price Cap:
           Contract #1        600          July 2000 -         110,400          -                $31.75
                             Bbls          December 2000        Bbls                             per Bbl

           Contract #2        400         January 2001 -          -          72,400              $26.60
                             Bbls            June 2001                        Bbls               per Bbl

           Contract #3        200           June 2001 -           -          36,800              $25.25
                             Bbls          December 2001                      Bbls               per Bbl

       Fixed Price Floor:

           Contract #4        600          March 2000 -        183,600          -                $18.00
                             Bbls          December 2000        Bbls                             per Bbl

           Contract #5        400         January 2001 -          -          72,400              $18.00
                             Bbls            June 2001                        Bbls               per Bbl

           Contract #6        200           July 2001 -           -          36,800              $16.10
                             Bbls          December 2001                      Bbls               per Bbl

           Contract #7       5,000          May 2001 -            -          305,000              $1.80
                             MMBtu           June 2001                        MMBtu             per MMBtu

           Contract #8       2,500          July 2001 -           -          460,000              $1.80
                             MMBtu         December 2001                      MMBtu             per MMBtu

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of three month periods ended March 31, 1999 and 2000

     NATURAL GAS AND OIL SALES. Natural gas and oil sales increased 41% from $3.2 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000. Of this net increase, $1.4 million was attributable to a 45% increase in the average realized equivalent oil and natural gas sales price, partially offset by $99,000 attributable to a 3% decrease in net equivalent production volumes. Net natural gas production volumes decreased 10% from 1,047 MMcf in the first quarter of 1999 to 940 MMcf in the first quarter of 2000. Net natural gas volumes for the first quarter of 1999 included approximately 229 MMcf attributable to properties sold by Brigham in June 1999. Excluding production attributable to these divested properties, net natural gas volumes increased 15% in the first quarter of 2000, compared to adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled late in 1999 and recompletion and workover projects performed on certain producing wells. The average price received for natural gas decreased 8% from $2.09 per Mcf in the first quarter of 1999 to $1.93 per Mcf in the first quarter of 2000. Included in these realized prices were natural gas hedging gains of $559,000 ($0.53 per Mcf) in the first quarter of 1999, and natural gas hedging losses of $514,000 ($0.55 per Mcf) in the first quarter of 2000. Net oil production volumes increased 12% from 88 MBbls in the first quarter of 1999 to 99 MBbls in the first quarter of 2000. Excluding 11 MBbls of net oil production attributable to properties divested in June 1999, net oil volumes increased 29% in the first quarter of 2000 as compared to the adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled late in 1999 and recompletion and workover projects performed on certain producing wells. The average price received for oil increased 138% from $11.39 per Bbl in the first quarter of 1999 to $27.16 per Bbl in the first quarter of 2000. Oil hedging losses reduced realized average oil prices received in the first quarter of 2000 by $2,000 ($0.02 per Bbl). Brigham did not have any oil hedges in place during the first quarter of 1999.

     WORKSTATION REVENUE. Workstation revenue decreased 63% from $90,000 in the first quarter of 1999 to $33,000 in the first quarter of 2000. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. The decrease in the first quarter 2000 is primarily attributable to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

     LEASE OPERATING EXPENSES. Lease operating expenses decreased 14% from $535,000 for the first quarter of 1999 to $459,000 for the first quarter of 2000 and, on a per unit of production basis, lease operating expenses for the same periods decreased 12% from $0.34 per Mcfe to $0.30 per Mcfe. The decrease in lease operating expenses was primarily due to a decrease in the number of producing wells in the first quarter of 2000, as compared with the same period in 1999, as a result of Brigham's June 1999 property divestitures.

     PRODUCTION TAXES. Production taxes increased 80% from $169,000 ($0.11 per
Mcfe) for the first quarter of 1999 to $304,000 ($0.20 per Mcfe) for the first quarter of 2000, primarily as a result of a 96% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses, partially offset by the 3% decrease in equivalent natural gas and oil production volumes during the first quarter of 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 19% from $918,000 for the first quarter of 1999 to $740,000 for the first quarter of 2000 primarily due to the reduction of various administrative costs, including reduced employee payroll and benefits expenses, lower office rent and reduced equipment rental and maintenance expenses. On a per unit of production basis, general and administrative expenses decreased from $0.58 per Mcfe for the first quarter of 1999 to $0.48 per Mcfe for the first quarter of 2000.

     DEPLETION OF NATURAL GAS AND OIL PROPERTIEs. Depletion of natural gas and oil properties increased 30% from $1.4 million ($0.86 per Mcfe) in the first quarter of 1999 to $1.8 million ($1.15 per Mcfe) in the first quarter of 2000. Of this net increase, $450,000 was due to an increase in the depletion rate per unit of production, partially offset by $47,000 due to a decrease in production volumes. The increased depletion rate was principally the result of estimated additions of proved natural gas and oil reserves at higher average capital costs during the first quarter of 2000 as compared with estimated amounts for the first quarter of 1999.

     NET INTEREST EXPENSE. Net interest expense increased 33% from $2.1 million in the first quarter of 1999 to $2.8 million in the first quarter of 2000. This increase was due to a higher average debt balance with a higher average interest rate in the first quarter of 2000 compared with the first quarter of 1999. The weighted average outstanding debt balance increased from $99.6 million in the first quarter of 1999 to $103.5 million in the first quarter of 2000. The average effective annual interest rate on borrowings outstanding during the first quarter of 1999 was 11.4% compared to 13.1% for the first quarter of 2000. Interest expense in the first quarter of 2000 included $2 million of non-cash charges, including (i) $1.5 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $391,000 for amortization of deferred financing fees, and (iii) $180,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

     OTHER EXPENSE. The Company recognized other expense of $596,000 in the first quarter 2000 primarily related to the changes in the fair market values and the related cash flows of certain oil and natural gas hedging contracts that do not qualify for hedge accounting treatment. This expense in the first quarter 2000 included (i) $443,000 of non-cash expenses related to the changes in the fair market values of these hedging contracts during the period, and (ii) $148,000 of expenses related to cash settlements incurred during the period pursuant to these hedging contracts.

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

     As a result of the completion of the majority of the Company's strategic initiatives to improve its capital resources, including its June 1999 property divestitures and the application of the net sales proceeds to reduce borrowings outstanding under the Credit Facility, the Company and its senior lenders entered into an amendment to the Credit Facility in July 1999. This amendment provided the Company with borrowing availability of $56 million principally to fund its planned drilling activities and anticipated working capital requirements through the end of 1999. As consideration for this amendment to the Credit Facility, in July 1999 the Company issued to its senior lenders one million warrants to purchase the Company's common stock at an exercise price of $2.25 per share. The warrants have a seven-year term from the date of issuance and are exercisable at the holders' option at any time. An estimated value of $1.2 million was attributed to these warrants by the Company and was recognized as additional deferred loan fees that will be amortized and included in interest expense over the remaining period to maturity of the Credit Facility.

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

     The Credit Facility includes a provision whereby certain amounts, not to exceed $30 million, are convertible into shares of Brigham common stock (the "Convertible Notes") to the extent total borrowings under the Credit Facility exceed $45 million. The Credit Facility provides that any outstanding Convertible Notes will be convertible into shares of Brigham common stock in the following amounts: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share and (iii) the final $10 million is convertible at $8.00 per share. As of March 31, 2000, the Company had $58 million in borrowings outstanding under the Credit Facility, of which the Convertible Notes approximate $15 million (the minimum under the Credit Facility). The Convertible Notes could result in a beneficial conversion feature based on the relationship between Brigham's stock price at the time of a borrowing and the strike price of the relative portion of the Convertible Notes. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the applicable Convertible Notes are immediately convertible. Due to the fact that the strike price of the Convertible Notes at February 17, 2000 was in excess of the market price of Brigham's common stock at that date, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase Brigham common stock become exercisable. Further, to the extent Brigham chooses to prepay any of the Convertible Notes without the warrants becoming exercisable, and also assuming the Lender chooses not to convert to equity upon notice of such prepayment, the Company will be required to a pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts would range from 150% to 110%, depending upon the timing of the prepayment. Such prepayment, however, would require prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of Brigham common stock from the then current exercise price of $2.25 per share to $2.02 per share.

     Principal outstanding under the Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. At May 15, 2000, the Company had $60 million in borrowings outstanding under the Credit Facility, which currently bear interest at an annual rate of approximately 9.1%.

     The Credit Facility has certain financial covenants, including current and interest coverage ratios, as defined. The Company and its lenders effected the amendments to the Credit Facility in March 1999, July 1999 and February 2000, in part to enable the Company to comply with certain financial covenants of the Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined) and the limitation on capital expenditures related to seismic and land activities. Should the Company be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

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

     In March 1999, the Company and Chase Bank of Texas, National Association, as trustee (the "Trustee") for the holders of the Subordinated Notes, entered into an amendment to the indenture governing the Subordinated Notes. This amendment provided the Company with the option to pay interest due on the Subordinated Notes in kind, for any reason, through the second quarter of 2000. In addition, certain financial and other covenants were amended. The amendment also provided for a reduction in the exercise price per share of the Subordinated Note Warrants from $10.45 per share to $3.50 per share and extended the term of the Subordinated Note Warrants from seven to ten years.

     In February 2000, Brigham entered into another amendment to the terms of the indenture governing the Subordinated Notes. In this amendment, the holders of the Subordinated Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000 and adjusted subsequent levels under this test. In addition, the amendment provides the Company with an extension of its right to pay interest in kind through the issuance of additional Subordinated Notes in lieu of cash through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company (i) reset the price of the Subordinated Note Warrants from a then current exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Subordinated Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Subordinated Notes issued as interest paid in-kind. Payments made pursuant to the term overriding royalty interest will be recorded as a reduction of the balance payable pursuant to the Subordinated Notes.

     Principal outstanding under the Subordinated Notes is due at maturity on August 20, 2003. Interest on the Subordinated Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Subordinated Notes. Interest is payable in cash at interest rates of 12%, 13% and 14% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes; provided, however, that the Company may pay interest in kind for a cumulative total of seven quarterly interest payments (potentially increasing to eight if certain conditions are met) at interest rates of 13%, 14% and 15% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes. As of May 15, 2000, the Company had made a cumulative total of five quarterly interest payments in kind and expects to make at least the next two quarterly interest payments (due May 20, 2000 and August 20, 2000) in kind.

     The Subordinated Notes rank subordinate in right of payment to Senior Indebtedness (as defined) and senior to all other financings (other than any allowed capital leases and purchase money financings) of the Company. The Subordinated Notes are secured by a second lien against substantially all of the natural gas and oil properties and other tangible assets of the Company. The Subordinated Notes may be prepaid at any time, in whole or in part, without premium or penalty, provided that all partial prepayments must be pro rata to the various holders of the Subordinated Notes. The Subordinated Notes were issued pursuant to an indenture that contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, make distributions, enter into certain sale and leaseback transactions, enter into certain transactions with affiliates, dispose of certain assets, incur liens, reborrow funds utilized to prepay the Senior Indebtedness and engage in most types of mergers and consolidations.

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

     At March 31, 2000 and May 15, 2000, the Company had $46.9 million, respectively, principal amount of Subordinated Notes outstanding.

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

     PRIVATE EQUITY PLACEMENT. On February 22, 2000, Brigham entered into an agreement to issue 2,195,122 shares of common stock and 731,707 warrants to purchase common stock for total consideration of $4.5 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consisted of units that included one share of common stock priced at $2.0525 per share and one-third of a warrant to purchase Brigham common stock at an exercise price of $2.5625 per share with a three-year term. Pricing of this private equity placement was based on the average market price of Brigham common stock during a twenty trading day period prior to issuance. Net proceeds from this equity placement will be used to fund a portion of the Company's planned 2000 capital expenditures and working capital obligations.

CASH FLOW ANALYSIS

     CASH FLOWS FROM OPERATING ACTIVITIES. Cash flows used by operating activities were $3 million in the first quarter of 2000, which consisted of $2.5 million in net operating cash flow (total revenues less lease operating expenses, production taxes, net general and administrative expenses and cash interest expenses) and $5.4 million in cash flow used for working capital items. This compares to cash flows provided by operating activities of $5.1 million in the first quarter of 1999, which consisted of $1.3 million in net operating cash flow and $3.8 million in cash flow provided by working capital items.

     CASH FLOWS FROM INVESTING ACTIVITIES. Cash flows used by investing activities were $4.2 million in the first quarter of 2000 as compared with $290,000 in the first quarter of 1999. This increase in net cash flows used by investing activities was due to the combined effects of (i) reduced capital expenditures in the current year quarter ($3.7 million) as compared with the prior year period ($10.2 million), and (ii) $10 million of proceeds received from the sales of interests in certain seismic projects during the first quarter of 1999.

     CASH FLOWS FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $6 million in the first quarter of 2000 as compared with cash flows used by financing activities of $361,000 in the first quarter of 1999. This increase in cash flows provided by financing activities resulted primarily from a $2 million increase in borrowings under the Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses.

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

     Due to the Company's active exploration and development activities, Brigham has experienced and expects to continue to experience substantial working capital requirements. While the Company believes that cash flow from operations and borrowings under its senior credit facility should allow Brigham to finance its planned operations through 2000 based on current conditions and expectations, additional financing will be required in the future to fund the Company's exploration and development activities. In the event additional financing is not available, the Company may be required to curtail or delay its planned activities.

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

     In 1998, Brigham began using natural gas swap arrangements in an attempt to reduce its sensitivity to volatile commodity prices as its production base became increasingly weighted toward natural gas. Pursuant to these arrangements the Company exchanges a floating market price for a fixed contract price. The Company makes payments when the floating price exceeds the fixed price for a contract month and the Company receives payments when the fixed price exceeds the floating price. Settlements of these swaps are based on the difference between regional market index prices for a contract month and the fixed contract price for the same month. The Company accounts for substantially all of these transactions as hedging activities and, accordingly, adjusts the price received for natural gas and oil production during the period the hedged transactions occurred.

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

     In March 2000, Brigham purchased put options on a portion of its future oil and natural gas production. These transactions effectively converted a portion of its existing call options into collars, thus providing a hedge to future changes in oil and natural gas prices. Brigham also entered into costless collars on additional future oil and natural gas production thus providing further protection to the Company's exposure to potential oil and natural gas price declines.

     The following tables summarize the Company's outstanding natural gas and oil hedging arrangements as of May 15, 2000:

NATURAL GAS HEDGES                                        2000                   2001                  2002
                                                 ----------------------  ---------------------  ---------------------
                                                                Average
                                                               Contract                Average              Average
                                                  Volumes       Price     Volumes     Contract    Volumes  Contract
                                     Monthly      Hedged        Price     Hedged        Price    Hedged     Price
                   Pricing Basis  Contract Term   (MMBtu)     ($/MMBtu)   (MMBtu)     ($/MMBtu)  (MMBtu)   ($/MMBtu)
                   ------------  --------------  -----------  ---------  ----------  ---------  --------  -----------
Fixed Price Swaps:

   Contract #1          ANR      November 1999 -  2,740,000     $2.1690    600,000     $2.0650         --         --
                     Oklahoma      April 2001

   Contract #2        Houston     April 2000 -    1,375,000     $2.1500    600,000     $2.1500         --         --
                   Ship Channel    April 2001

   Contract #3         TETCO      April 2000 -    1,375,000     $2.0575    600,000     $2.0575         --         --
                    South Texas    April 2001

Fixed Price Cap         ANR        May 2001 -            --          --  2,450,000     $2.5498  1,810,000    $2.6326
                     Oklahoma       June 2002

Fixed Price Floor       ANR        May 2001 -            --          --    765,000     $1.8000         --         --
                     Oklahoma     December 2001


CRUDE OIL HEDGES                                          2000                   2001                  2002
                                                 ----------------------  ---------------------  ---------------------
                                                                Average
                                                               Contract               Average              Average
                                                  Volumes       Price     Volumes    Contract    Volumes  Contract
                                     Monthly       Hedged        Price     Hedged      Price    Hedged     Price
                   Pricing Basis  Contract Term    (Bbls)       ($/Bbl)   (Bbls)      ($/Bbl)   (Bbls)     ($/Bbl)
                   ------------  --------------  -----------  ---------  ----------  ---------  --------  -----------

Fixed Price Cap        NYMEX      October 1999 -    219,600      $27.40    109,200      $26.15         --         --
                                  December 2001

Fixed Price Floor      NYMEX      March 2000 -      183,600      $18.00    109,200      $17.36         --         --
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

FORWARD LOOKING INFORMATION

     Brigham or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 2000 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to the Company and its project participants, government regulations and other factors detailed herein and in the Company's 1999 Form 10-K report and other SEC filings. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 1999 (see page 41 of Brigham's 1999 Form 10-K), Brigham provided a discussion of its market risk. There were no material changes during the first quarter of 2000 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham's 1999 Form 10-K report.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 22, 2000, Brigham announced that it entered into a series of financing agreements to provide funding for its planned 2000 capital expenditure program and working capital obligations. These transactions included: (i) a restructuring of its senior credit facility to provide from $14 million to $19 million in borrowing availability, (ii) amendments to the terms of its senior subordinated notes to provide for the restructured credit facility and additional financial flexibility, and (iii) the issuance of $4.5 million of common stock and warrants to purchase common stock in a private placement. No underwriters were involved, and therefore no underwriting commissions or discounts were paid in connection with the privately placed notes, common stock and warrants. The sales of these securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering.

     AMENDED CREDIT FACILITY. On February 17, 2000, Brigham entered into an amended senior credit facility with its existing lenders, Bank of Montreal and Societe Generale, and a new lender, Shell Capital Inc. This amended facility provides the Company with $70 million in borrowing availability for a three-year term, an increase from the $56 million in availability under the existing facility. If Brigham exceeds certain asset value and interest coverage tests in the second or third quarters of 2000, the total borrowing availability under this credit facility will increase to $75 million. Borrowings under the senior credit facility in excess of $45 million are convertible into shares of Brigham common stock in the following amounts: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share and (iii) the final $10 million is convertible at $8.00 per share. If the credit facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the warrants issued to Shell Capital to purchase Brigham common stock become exercisable. All borrowings under the senior credit facility bear interest at annual rates of LIBOR plus 3.00%, or approximately 8.875% based on current LIBOR rates. In addition, certain financial covenants of the senior credit facility were amended or added. In connection with this amendment, the Company has agreed to reset the price of the warrants to purchase one million shares of Brigham common stock previously issued to the Bank of Montreal and Societe Generale from a current exercise price of $2.25 per share to $2.02 per share.

     AMENDED SENIOR SUBORDINATED NOTES. On February 17, 2000, Brigham entered into an amendment to the terms of the indenture related to its outstanding senior subordinated notes due 2003 (the "Notes"). In this amendment, the holders of the Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000 and adjusted subsequent levels under this test. In addition, the amendment to the Notes provides the Company with an extension of its right to pay interest through the issuance of additional Notes in lieu of cash (or "in-kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company (i) reset the price of the warrants to purchase one million shares of Brigham common stock previously issued to the holders of the Notes from a then current exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Notes issued as interest paid in-kind.

     PRIVATE EQUITY PLACEMENT. On February 22, 2000, Brigham entered into an agreement to issue 2,195,122 shares of common stock and 731,707 warrants to purchase common stock for total consideration of $4.5 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consists of units that include one share of common stock priced at $2.0525 per share and one-third of a warrant to purchase Brigham common stock at an exercise price of $2.5625 per share with a three-year term. Pricing of this private equity placement was based on the average market price of Brigham common stock during a twenty trading day period prior to issuance.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                  27       Financial Data Schedule

          (b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on February 29, 2000, to report the announcement on February 22, 2000, that it had entered into a series of financing agreements that provide funding for its planned 2000 capital expenditure program and working capital obligations. These transactions included
(i) a restructuring of its senior credit facility to provide from $14 million to $19 million in borrowing availability, (ii) amendments to the terms of its senior subordinated notes to provide for the restructured credit facility and additional financial flexibility, and (iii) the issuance of $4.5 million of common stock and warrants to purchase common stock in a private placement. The Form 8-K included a copy of the Company's press release that provided this announcement.

     The Company filed a report on Form 8-K on March 9, 2000, to report the announcements on March 7, 2000, of (i) initial production results from two wells completed in its Gulf Coast exploration projects, and (ii) its proved reserve estimates as of December 31, 1999, finding costs and drilling results for 1999, capital budget for 2000, and operational and financial results for the fourth quarter and fiscal year ended December 31, 1999. The Form 8-K included copies of the Company's press releases that provided these announcements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.

                                   BRIGHAM EXPLORATION COMPANY


                                   By:     /s/  BEN M. BRIGHAM
                                          --------------------------------------
                                          Ben M. Brigham
                                          Chief Executive Officer, President and
                                             Chairman of the Board

                                   By:    /s/  CURTIS F. HARRELL
                                          --------------------------------------
                                          Curtis F. Harrell
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION