Form 10-Q
period 2000-06-30
BRIGHAM EXPLORATION CO
filed 2000-08-11
CIK 1034755

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


                  For the quarterly period ended June 30, 2000

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

     As of August 11, 2000, 16,712,908 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                      SECOND QUARTER 2000 FORM 10-Q REPORT

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Financial Statements of Brigham Exploration Company
              Balance Sheets - December 31, 1999 and June 30, 2000 ..........................................1
              Statements of Operations - Three and six months ended June 30, 1999 and 2000 ..................2
              Statements of Cash Flows - Six months ended June 30, 1999 and 2000 ............................3
              Statement of Changes in Stockholders' Equity - Six months ended June 30, 2000 .................4
              Notes to Condensed Consolidated Financial Statements ..........................................5

         Condensed Financial Statements of Certain Brigham Exploration Company Subsidiaries
              Balance Sheets - June 30, 2000.................................................................9
              Balance Sheets - December 31, 1999............................................................10
              Statements of Operations - Three months ended June 30, 2000...................................11
              Statements of Operations - Three months ended June 30, 1999...................................12
              Statements of Operations - Six months ended June 30, 2000.....................................13
              Statements of Operations - Six months ended June 30, 1999.....................................14
              Statements of Cash Flows - Six months ended June 30, 2000.....................................15
              Statements of Cash Flows - Six months ended June 30, 1999.....................................16
              Statements of Changes in Equity - Six months ended June 30, 2000..............................17
              Notes to Condensed Financial Statements.......................................................18


Item  2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition.................................................................21

Item  3. Quantitative and Qualitative Disclosures

         About Market Risk..................................................................................31


                           PART II - OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K...................................................................32

SIGNATURES..................................................................................................33

PART I .  FINANCIAL INFORMATION

Item 1.      Financial Statements

                        BRIGHAM EXPLORATION COMPANY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                              December 31,            June 30,
                                                                                  1999                  2000
                                                                             ----------------      ----------------
                                                                                                     (unaudited)
                                   ASSETS

Current assets:
     Cash and cash equivalents                                                     $   2,742             $      73
     Accounts receivable                                                               4,945                 6,808
     Other current assets                                                                577                   427
                                                                             ----------------      ----------------
        Total current assets                                                           8,264                 7,308
                                                                             ----------------      ----------------


Natural gas and oil properties, at cost, net                                         112,066               120,320
Other property and equipment, at cost, net                                             1,686                 1,487
Drilling advances paid                                                                    23                    39
Deferred loan fees                                                                     3,481                 3,241
Other noncurrent assets                                                                  163                   263
                                                                             ----------------      ----------------
                                                                                   $ 125,683             $ 132,658
                                                                             ================      ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                              $  14,851             $   7,035
     Accrued drilling costs                                                              541                   729
     Participant advances received                                                       850                   215
     Other current liabilities                                                         1,502                 2,727
                                                                             ----------------      ----------------
        Total current liabilities                                                     17,744                10,706
                                                                             ----------------      ----------------

Notes payable                                                                         56,000                65,000
Senior subordinated notes, net                                                        41,341                44,437
Other noncurrent liabilities                                                           1,600                 5,523

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 10 million shares
        authorized, none issued and outstanding                                            -                     -
     Common stock, $.01 par value, 50 million shares authorized,
        14,517,786 and 16,712,908 issued and outstanding at
        December 31, 1999 and June 30, 2000, respectively                                145                   167
     Additional paid-in capital                                                       64,171                68,721
     Unearned stock compensation                                                        (290)                 (342)
     Accumulated deficit                                                             (55,028)              (61,554)
                                                                             ----------------      ----------------
        Total stockholders' equity                                                     8,998                 6,992
                                                                             ----------------      ----------------
                                                                                   $ 125,683             $ 132,658
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

          BRIGHAM EXPLORATION COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months                        Six Months
                                                          Ended June 30,                      Ended June 30,
                                                 -------------------------------     -------------------------------
                                                     1999             2000               1999             2000
                                                 --------------   --------------     --------------   --------------
Revenues:
     Natural gas and oil sales                       $   3,553         $  4,635          $   6,744         $  9,140
     Workstation revenue                                    71               16                161               49
                                                 --------------   --------------     --------------   --------------
                                                         3,624            4,651              6,905            9,189
                                                 --------------   --------------     --------------   --------------
Costs and expenses:
     Lease operating                                       619              502              1,154              961
     Production taxes                                      216              395                385              699
     General and administrative                            891              708              1,809            1,448
     Depletion of natural gas and oil properties         1,514            1,820              2,875            3,584
     Depreciation and amortization                         139              124                266              247
     Amortization of stock compensation                     55               24                113               36
                                                 --------------   --------------     --------------   --------------
                                                         3,434            3,573              6,602            6,975
                                                 --------------   --------------     --------------   --------------
        Operating income                                   190            1,078                303            2,214
                                                 --------------   --------------     --------------   --------------

Other income (expense):
     Interest income                                        70               19                 94               56
     Interest expense, net                              (2,377)          (3,031)            (4,458)          (5,806)
     Loss on sale of natural gas and oil properties    (12,195)               -            (12,195)               -
     Other expense                                        (527)          (2,394)              (527)          (2,990)
                                                 --------------   --------------     --------------   --------------
                                                       (15,029)          (5,406)           (17,086)          (8,740)
                                                 --------------   --------------     --------------   --------------

Net loss before income taxes                           (14,839)          (4,328)           (16,783)          (6,526)
Income tax expense                                           -                -                  -                -
                                                 --------------   --------------     --------------   --------------
     Net loss                                        $ (14,839)        $ (4,328)         $ (16,783)        $ (6,526)
                                                 ==============   ==============     ==============   ==============

Net loss per share:
     Basic/Diluted                                   $   (1.04)        $  (0.26)         $   (1.21)        $  (0.41)

Weighted average common shares outstanding:
     Basic/Diluted                                      14,309           16,713             13,816           15,996


   See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                             ----------------------
                                                                                               1999        2000
                                                                                             ----------  ----------
Cash flows from operating activities:
    Net loss                                                                                 $ (16,783)   $ (6,526)
    Adjustments to reconcile net loss to cash provided (used) by operating activities:
       Depletion of natural gas and oil properties                                               2,875       3,584
       Depreciation and amortization                                                               266         247
       Amortization of stock compensation                                                          113          36
       Interest paid through issuance of additional senior subordinated notes                    2,642       3,003
       Amortization of deferred loan fees and debt issuance costs                                  628         689
       Amortization of discount on senior subordinated notes                                       228         417
       Loss on sale of natural gas and oil properties                                           12,195           -
       Amortization of deferred loss on derivatives instruments                                      -         280
       Market value adjustment for derivatives instruments                                         527       2,367
       Changes in working capital and other items:
         (Increase) decrease in accounts receivable                                              4,879      (1,863)
         (Increase) decrease in prepaid expenses                                                   (90)       (130)
         Increase (decrease) in accounts payable                                                (2,001)     (7,816)
         Increase (decrease) in participant advances received                                     (305)       (635)
         Increase (decrease) in other current liabilities                                          (76)        292
         Other noncurrent assets                                                                  (111)       (100)
         Other noncurrent liabilities                                                           (4,655)      2,388
                                                                                             ----------  ----------
         Net cash provided (used) by operating activities                                          332      (3,767)
                                                                                             ----------  ----------

Cash flows from investing activities:
    Additions to natural gas and oil properties                                                (15,280)    (11,612)
    Proceeds from sale of natural gas and oil properties                                        26,700           -
    Additions to other property and equipment                                                      (89)        (48)
    Increase in drilling advances paid                                                            (122)        (16)
                                                                                             ----------  ----------
         Net cash provided (used) by investing activities                                       11,209     (11,676)
                                                                                             ----------  ----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                           -       4,187
    Proceeds from issuance of warrants                                                               -         260
    Increase in notes payable                                                                    6,000       9,000
    Repayment of notes payable                                                                 (16,750)       (109)
    Principal payments on capital lease obligations                                               (130)       (114)
    Deferred loan fees paid                                                                       (478)       (450)
                                                                                             ----------  ----------
         Net cash provided (used) by financing activities                                      (11,358)     12,774
                                                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents                                               183      (2,669)
Cash and cash equivalents, beginning of period                                                   2,569       2,742
                                                                                             ----------  ----------
Cash and cash equivalents, end of period                                                     $   2,752     $    73
                                                                                             ==========  ==========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                                 $   2,457     $ 1,646
                                                                                             ==========  ==========
Supplemental disclosure of noncash investing and financing activities:

    Capital lease asset additions                                                            $      51    $      -
                                                                                             ==========  ==========
    Decrease in accounts payable and other noncurrent liabilities in
       exchange for issuance of common stock                                                 $   3,510    $      -
                                                                                             ==========  ==========
    Increase in accounts payable for deferred loan fees to be paid in future periods         $     300    $      -
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                      Common Stock           Additional       Deferred
                               ----------------------------    Paid-in          Stock          Accumulated
                                  Shares         Amounts       Capital      Compensation         Deficit         Total
                               --------------   -----------  ------------  ----------------   ---------------  ----------

Balance, December 31, 1999        14,517,786         $ 145       $64,171            $ (290)        $ (55,028)    $ 8,998

Net loss                                   -             -             -                 -            (6,526)     (6,526)
Issuance of  common stock          2,195,122            22         4,165                 -                 -       4,187
Issuance of stock options                  -             -           185              (185)                -           -
Forfeiture of stock options                -             -           (60)               10                 -         (50)
Issuance of warrants                       -             -           260                 -                 -         260
Amortization of unearned
     stock compensation                    -             -             -               123                 -         123
                               --------------   -----------  ------------  ----------------   ---------------  ----------

Balance, June 30, 2000            16,712,908         $ 167       $68,721            $ (342)        $ (61,554)    $ 6,992
                               ==============   ===========  ============  ================   ===============  ==========



See accompanying notes to the condensed consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION AND NATURE OF OPERATIONS

     Brigham Exploration Company (the "Company") is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. The Company explores and develops onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. The Company focuses its exploration and development of onshore natural gas and oil properties primarily in the Anadarko Basin, the Texas Gulf Coast and West Texas.

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

3.   AMENDMENT TO REVOLVING CREDIT FACILITY AND SENIOR SUBORDINATED NOTES

     In February 2000, the Company entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Company with $70 million in borrowing availability for a three-year term. If the Company exceeds certain asset value and interest coverage tests in the third quarter of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Company expects to meet these tests. The Credit Facility includes a provision whereby certain amounts held by one of the lenders, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock ("Convertible Notes") to the extent total borrowings exceed $45 million. As of June 30 and August 11, 2000, the Convertible Notes approximate $20 million and $25 million, respectively.

     The Credit Facility provides that the Convertible Notes will be convertible as follows: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the strike price of the relative portion of the convertible debt. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the strike prices of the Convertible Notes at February 17, 2000 and at each subsequent draw date were in excess of the market prices of the Company's common stock at those respective dates, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase Brigham common stock become exercisable. Further, to the extent the Company prepays any of the Convertible Notes, it will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

     In February 2000, the indenture governing the Subordinated Notes was amended. In this amendment, the holders of the Subordinated Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000, and adjusted subsequent levels under this test. In addition, the amendment provides the Company with an extension of its right to pay interest through the issuance of additional Subordinated Notes in lieu of cash (or "in kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. In exchange for granting these amendments, the Company (i) reset the price of the warrants previously issued to the holders of the Subordinated Notes to purchase one million shares of the Company's common stock from an exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Subordinated Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Subordinated Notes issued as interest paid in kind. As payments are made pursuant to the term overriding royalty interest, they will be recorded by the Company as a reduction of the balance payable pursuant to the Subordinated Notes.

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

     At June 30, 2000 and December 31, 1999, options and warrants to purchase 8,767,624 and 3,519,726 shares of common stock, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive.

5.   ISSUANCE OF COMMON STOCK

     In February 2000, the Company issued 2,195,122 shares of common stock and 731,707 warrants to purchase the Company's common stock for total net proceeds of $4.2 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consisted of units that included one share of common stock and one-third of a warrant to purchase the Company's common stock at an exercise price of $2.5625 per share.

6.   HEDGING ACTIVITIES

     The Company utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and (iii) lock-in prices to protect the economics related to certain capital projects.

     In the first six months of 2000 the Company recognized losses of $2.3 million ($0.72 per Mcfe) from hedging contracts as a component of oil and gas sales. Derivative instruments that do not qualify as hedging contracts are recorded at fair market value and recorded on the balance sheet as deferred gain or loss. Each balance sheet

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     date the market value of these derivative instruments is adjusted to current value and any deferred gains or losses are recognized as a component of other income or expense. In the first six months of 2000 the Company recognized other losses of $3.0 million related to derivative instruments not qualifying as hedging contracts, including $2.4 million in non-cash losses related to the changes in fair market values of certain hedging contracts.

     The following tables summarize the Company's outstanding natural gas and oil hedging arrangements as of July 1, 2000:

 NATURAL GAS HEDGES                                        2000                  2001                    2002
                                                   -------------------  ---------------------   -----------------------
                                                             Average                  Average                  Average
                                                   Volumes   Contract   Volumes      Contract    Volumes      Contract
                                     Monthly       Hedged    Price       Hedged        Price     Hedged         Price
                   Pricing Basis  Contract Term    (MMBtu)   ($/MMBtu)  (MMBtu)      ($/MMBtu)   (MMBtu)      ($/MMBtu)
                   -------------  -------------    -------   ---------  -------      ---------   -------      ---------

 Fixed Price Swaps:

    Contract #1         ANR        July 2000 -       920,000    $2.0650    600,000     $2.0650         --            --
                     Oklahoma      April 2001

    Contract #2       Houston      July 2000 -       920,000    $2.1500    600,000     $2.1500         --            --
                   Ship Channel    April 2001

    Contract #3        TETCO       July 2000 -       920,000    $2.0575    600,000     $2.0575         --            --
                    South Texas    April 2001

 Fixed Price Cap        ANR        May 2001 -             --         --  2,450,000     $2.5498  1,810,000       $2.6326
                     Oklahoma       June 2002

 Fixed Price Floor      ANR        May 2001 -             --         --    765,000     $1.8000         --            --
                     Oklahoma     December 2001


CRUDE OIL HEDGES                                          2000                   2001                  2002
                                                   --------------------     --------------------   ------------------
                                                                Average                  Average             Average
                                                  Volumes      Contract    Volumes      Contract  Volumes    Contract
                                     Monthly       Hedged        Price      Hedged        Price   Hedged      Price
                   Pricing Basis  Contract Term    (Bbls)       ($/Bbl)     (Bbls)       ($/Bbl)   (Bbls)     ($/Bbl)
                   -------------  -------------    ------       -------     ------       -------   ------     -------

Fixed Price Cap        NYMEX       July 2000 -      110,400      $31.75    109,200      $26.15         --         --
                                  December 2001
Fixed Price Floor      NYMEX       July 2000 -      110,400      $18.00    109,200      $17.36         --         --
                                  December 2001


7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS No. 133 and No. 138, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Statement No. 133", effective January 1, 2001. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                                 (in thousands)
                                   (unaudited)

                                                           BRIGHAM                           BRIGHAM        BRIGHAM
                                                            OIL &           BRIGHAM,        HOLDINGS        HOLDINGS
                                                          GAS, L.P.           INC.           I, LLC         II, LLC

                                     ASSETS

Current assets:
     Cash and cash equivalents                              $      67        $      73        $      1        $      1
     Accounts receivable                                        6,808            6,808               -               -
     Other current assets                                         427              427               -               -
                                                         -------------    -------------    ------------   -------------
         Total current assets                                   7,302            7,308               1               1
                                                         -------------    -------------    ------------   -------------

Natural gas and oil properties, at cost, net                  120,320          120,320               -               -
Other property and equipment, at cost, net                      1,487            1,487               -               -
Investment in subsidiaries
     and intercompany advances                                    141               27             305          50,296
Drilling advances paid                                             39               39               -               -
Deferred loan fees                                              1,979            1,979               -               -
Other noncurrent assets                                           263              263               -               -
                                                         -------------    -------------    ------------   -------------
                                                            $ 131,531        $ 131,423         $   306        $ 50,297
                                                         =============    =============    ============   =============

                             LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                       $   7,035        $   7,035         $     -        $      -
     Accrued drilling costs                                       729              729               -               -
     Participant advances received                                215              215               -               -
     Other current liabilities                                  2,400            2,400               -               -
                                                         -------------    -------------    ------------   -------------
         Total current liabilities                             10,379           10,379               -               -
                                                         -------------    -------------    ------------   -------------

Notes payable                                                  65,000           65,000               -               -
Other noncurrent liabilities                                    5,523            5,523               -               -
Intercompany accounts payable                                   2,007            1,923               -           2,034
Intercompany notes payable                                     48,138           48,138               -          48,138

Commitments and contingencies

Minority interest                                                   -              332               -               -

Equity

     Partners' capital                                            484                -             306             125
     Common stock, $1.00 par value, 1,000
         shares authorized, issued and
         outstanding                                                -                1               -               -
     Additional paid-in capital                                     -           19,233               -               -
     Accumulated deficit                                            -          (19,106)              -               -
                                                         -------------    -------------    ------------   -------------
         Total equity                                             484              128             306             125
                                                         -------------    -------------    ------------   -------------
                                                            $ 131,531        $ 131,423         $   306        $ 50,297
                                                         =============    =============    ============   =============


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

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                           BRIGHAM                           BRIGHAM        BRIGHAM
                                                            OIL &           BRIGHAM,        HOLDINGS        HOLDINGS
                                                          GAS, L.P.           INC            I, LLC         II, LLC

                                     ASSETS

Current assets:
     Cash and cash equivalents                              $   2,718        $   2,736        $      6        $      6
     Accounts receivable                                        4,945            4,945               -               -
     Other current assets                                         577              577               -               -
                                                         -------------    -------------    ------------   -------------
         Total current assets                                   8,240            8,258               6               6
                                                         -------------    -------------    ------------   -------------

Natural gas and oil properties, at cost, net                  112,066          112,066               -               -
Other property and equipment, at cost, net                      1,686            1,686               -               -
Investment in subsidiaries

     and intercompany advances                                    130               26           1,299          47,802
Drilling advances paid                                             23               23               -               -
Deferred loan fees                                              2,108            2,108               -               -
Other noncurrent assets                                           164              164               -               -
                                                         -------------    -------------    ------------   -------------
                                                            $ 124,417        $ 124,331        $  1,305        $ 47,808
                                                         =============    =============    ============   =============

                             LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                       $  14,851        $  14,851        $      -        $      -
     Accrued drilling costs                                       541              541               -               -
     Participant advances received                                850              850               -               -
     Other current liabilities                                  1,429            1,429               -               -
                                                         -------------    -------------    ------------   -------------
         Total current liabilities                             17,671           17,671               -               -
                                                         -------------    -------------    ------------   -------------

Notes payable                                                  56,000           56,000               -               -
Other noncurrent liabilities                                    1,600            1,600               -               -
Intercompany accounts payable                                   1,752            1,687               -           1,779
Intercompany notes payable                                     45,459           45,459               -          45,459

Commitments and contingencies

Minority interest                                                   -            1,325               -               -

Equity

     Partners' capital                                          1,935                -           1,305             570
     Common stock, $1.00 par value, 1,000
         shares authorized, issued and
         outstanding                                                -                1               -               -
     Additional paid-in capital                                     -           17,832               -               -
     Accumulated deficit                                            -          (17,244)              -               -
                                                         -------------    -------------    ------------   -------------
         Total equity                                           1,935              589           1,305             570
                                                         -------------    -------------    ------------   -------------
                                                            $ 124,417        $ 124,331        $  1,305        $ 47,808
                                                         =============    =============    ============   =============


  Natural gas and oil properties are accounted for using the full cost method.


         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (in thousands)
                                   (unaudited)

                                                BRIGHAM                           BRIGHAM          BRIGHAM
                                                 OIL &           BRIGHAM,         HOLDINGS         HOLDINGS
                                               GAS, L.P.           INC.            I, LLC          II, LLC

Revenues:
     Natural gas and oil sales                    $  4,635          $  4,635        $      -          $      -
     Workstation revenue                                16                16               -                 -
                                             -------------   ---------------   -------------   ---------------
                                                     4,651             4,651               -                 -
                                             -------------   ---------------   -------------   ---------------
Costs and expenses:
     Lease operating                                   502               502               -                 -
     Production taxes                                  395               395               -                 -
     General and administrative                        704               706               3                 2
     Depletion of natural gas and oil properties     1,820             1,820               -                 -
     Depreciation and amortization                     124               124               -                 -
     Amortization of stock compensation                 24                24               -                 -
                                             -------------   ---------------   -------------   ---------------
                                                     3,569             3,571               3                 2
                                             -------------   ---------------   -------------   ---------------
        Operating income (loss)                      1,082             1,080              (3)               (2)
                                             -------------   ---------------   -------------   ---------------

Other income (expense):
     Interest income                                    19                19               -                 -
     Interest expense, net                          (1,145)           (1,145)              -                 -
     Interest expense - intercompany                (1,545)           (1,545)              -            (1,545)
     Other expense                                  (2,394)           (2,394)              -                 -
                                             -------------   ---------------   -------------   ---------------
                                                    (5,065)           (5,065)              -            (1,545)
                                             -------------   ---------------   -------------   ---------------

Minority interest in net loss                            -            (2,728)              -                 -

                                             -------------   ---------------   -------------   ---------------
Net loss before income taxes                        (3,983)           (1,257)             (3)           (1,547)

Income tax benefit                                       -                 -               -                 -
Equity in net income (loss) of investee                  -                 -          (2,728)              330
                                             -------------   ---------------   -------------   ---------------
     Net loss                                     $ (3,983)         $ (1,257)       $ (2,731)         $ (1,217)
                                             =============   ===============   =============   ===============

         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                BRIGHAM                           BRIGHAM          BRIGHAM
                                                                 OIL &           BRIGHAM,         HOLDINGS         HOLDINGS
                                                               GAS, L.P.           INC.            I, LLC          II, LLC

Revenues:
     Natural gas and oil sales                                 $   3,553          $  3,553       $       -          $      -
     Workstation revenue                                              71                71               -                 -
                                                            -------------   ---------------   -------------   ---------------
                                                                   3,624             3,624               -                 -
                                                            -------------   ---------------   -------------   ---------------
Costs and expenses:
     Lease operating                                                 619               619               -                 -
     Production taxes                                                216               216               -                 -
     General and administrative                                      881               886               5                 5
     Depletion of natural gas and oil properties                   1,514             1,514               -                 -
     Depreciation and amortization                                   139               139               -                 -
     Amortization of stock compensation                               55                55               -                 -
                                                           -------------   ---------------   -------------   ---------------
                                                                   3,424             3,429               5                 5
                                                           -------------   ---------------   -------------   ---------------
        Operating income (loss)                                      200               195              (5)               (5)
                                                           -------------   ---------------   -------------   ---------------

Other income (expense):
     Interest income                                                  70                70               -                 -
     Interest expense, net                                        (1,563)             (786)              -                 -
     Interest expense - intercompany                                (584)           (1,361)              -            (1,361)
     Loss on sale of natural gas and oil properties              (12,195)          (12,195)              -                 -
     Other expense                                                  (527)             (527)              -                 -
                                                           -------------   ---------------   -------------   ---------------
                                                                 (14,799)          (14,799)              -            (1,361)
                                                           -------------   ---------------   -------------   ---------------

Minority interest in net loss                                          -           (10,000)              -                 -

                                                           -------------   ---------------   -------------   ---------------
Net loss before income taxes                                     (14,599)           (4,604)             (5)           (1,366)

Income tax benefit                                                     -                 -               -                 -
Equity in net income (loss) of investee                                -                 -         (10,000)           (3,091)
                                                           -------------   ---------------   -------------   ---------------
     Net loss                                                  $ (14,599)         $ (4,604)      $ (10,005)         $ (4,457)
                                                           =============   ===============   =============   ===============



          See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (in thousands)
                                   (unaudited)

                                                        BRIGHAM                          BRIGHAM         BRIGHAM
                                                          OIL &          BRIGHAM,        HOLDINGS        HOLDINGS
                                                        GAS, L.P.          INC.           I, LLC          II, LLC

Revenues:
     Natural gas and oil sales                           $  9,140        $  9,140        $      -        $      -
     Workstation revenue                                       49              49               -               -
                                                     -------------   -------------   -------------    ------------
                                                            9,189           9,189               -               -
                                                     -------------   -------------   -------------    ------------
Costs and expenses:
     Lease operating                                          961             961               -               -
     Production taxes                                         699             699               -               -
     General and administrative                             1,439           1,443               5               4
     Depletion of natural gas and oil properties            3,584           3,584               -               -
     Depreciation and amortization                            247             247               -               -
     Amortization of stock compensation                        36              36               -               -
                                                     -------------   -------------   -------------    ------------
                                                            6,966           6,970               5               4
                                                     -------------   -------------   -------------    ------------
         Operating income (loss)                            2,223           2,219              (5)             (4)
                                                     -------------   -------------   -------------    ------------

Other income (expense):
     Interest income                                           56              56               -               -
     Interest expense, net                                 (2,145)         (2,145)              -               -
     Interest expense - intercompany                       (3,042)         (3,042)              -          (3,042)
     Other expense                                         (2,990)         (2,990)              -               -
                                                     -------------   -------------   -------------    ------------
                                                           (8,121)         (8,121)              -          (3,042)
                                                     -------------   -------------   -------------    ------------

Minority interest in net loss                                   -          (4,040)              -               -

                                                     -------------   -------------   -------------    ------------
Net loss before income taxes                               (5,898)         (1,862)             (5)         (3,046)

Income tax benefit                                              -               -               -               -
Equity in net income (loss) of investee                         -               -          (4,040)          1,243
                                                     -------------   -------------   -------------    ------------
     Net loss                                            $ (5,898)       $ (1,862)       $ (4,045)       $ (1,803)
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

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                       BRIGHAM                         BRIGHAM          BRIGHAM
                                                        OIL &          BRIGHAM,        HOLDINGS        HOLDINGS
                                                      GAS, L.P.          INC.           I, LLC          II, LLC
Revenues:
     Natural gas and oil sales                          $   6,744        $  6,744         $       -        $      -
     Workstation revenue                                      161             161               -               -
                                                     -------------   -------------   -------------    ------------
                                                            6,905           6,905               -               -
                                                     -------------   -------------   -------------    ------------
Costs and expenses:
     Lease operating                                        1,154           1,154               -               -
     Production taxes                                         385             385               -               -
     General and administrative                             1,799           1,804               5               5
     Depletion of natural gas and oil properties            2,875           2,875               -               -
     Depreciation and amortization                            266             266               -               -
     Amortization of stock compensation                       113             113               -               -
                                                     -------------   -------------   -------------    ------------
                                                            6,592           6,597               5               5
                                                     -------------   -------------   -------------    ------------
         Operating income                                     313             308              (5)             (5)
                                                     -------------   -------------   -------------    ------------

Other income (expense):
     Interest income                                           94              94               -               -
     Interest expense, net                                 (2,878)         (2,101)              -               -
     Interest expense - intercompany                       (1,165)         (1,942)              -          (2,678)
     Loss on sale of natural gas and oil properties       (12,195)        (12,195)              -               -
     Other expense                                           (527)           (527)              -               -
                                                     -------------   -------------   -------------    ------------
                                                          (16,671)        (16,671)              -          (2,678)
                                                     -------------   -------------   -------------    ------------

Minority interest in net loss                                   -         (11,205)              -               -
                                                     -------------   -------------   -------------    ------------
Net loss before income taxes                              (16,358)         (5,158)             (5)         (2,683)

Income tax benefit                                              -               -               -               -
Equity in net income (loss) of investee                         -               -         (11,205)         (2,311)
                                                     -------------   -------------   -------------    ------------
     Net loss                                           $ (16,358)       $ (5,158)      $ (11,210)       $ (4,994)
                                                     =============   =============   =============    ============



See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                     BRIGHAM        BRIGHAM
                                                                            OIL &       BRIGHAM,       HOLDINGS      HOLDINGS
                                                                          GAS, L.P.       INC.          I, LLC        II, LLC

Cash flows from operating activities:
    Net loss                                                                 $(5,898)      $(1,862)      $(4,045)       $(1,803)
    Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
      Depletion of natural gas and oil properties                              3,584         3,584             -              -
      Depreciation and amortization                                              247           247             -              -
      Amortization of stock compensation                                          36            36             -              -
      Amortization of deferred loan fees and debt issuance costs                 488           488             -              -
      Amortization of deferred loss on derivatives instruments                   280           280             -              -
      Market value adjustment for derivatives instruments                      2,367         2,367             -              -
      Minority interest in net loss                                                -        (4,040)            -              -
      Equity in net (income) loss of investee                                      -             -         4,040         (1,243)
      Changes in working capital and other items:
        (Increase) decrease in accounts receivable                            (1,863)       (1,863)            -              -
        (Increase) decrease in prepaid expenses                                 (130)         (130)            -              -
        Increase (decrease) in accounts payable                               (7,816)       (7,816)            -              -
        Increase (decrease) in participant advances received                    (635)         (635)            -              -
        Increase (decrease) in other current liabilities                          77            77             -              -
        Increase (decrease) in intercompany accounts payable                     107            88             -             38
        Other noncurrent assets                                                 (100)         (100)            -              -
        Other noncurrent liabilities                                           2,388         2,388             -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by operating activities                      (6,868)       (6,891)           (5)        (3,008)
                                                                         ------------  ------------   -----------   ------------

Cash flows from investing activities:
    Additions to natural gas and oil properties                              (11,612)      (11,612)            -              -
    Additions to other property and equipment                                    (48)          (48)            -              -
    Investment in subsidiaries and intercompany advances                       4,454         4,465             -              -
    Increase in drilling advances paid                                           (16)          (16)            -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by investing activities                      (7,222)       (7,211)            -              -
                                                                         ------------  ------------   -----------   ------------

Cash flows from financing activities:
    Increase in notes payable                                                  9,000         9,000             -              -
    Increase in intercompany notes payable                                     3,003         3,003             -          3,003
    Principal payments on capital lease obligations                             (114)         (114)            -              -
    Deferred loan fees paid                                                     (450)         (450)            -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by financing activities                      11,439        11,439             -          3,003
                                                                         ------------  ------------   -----------   ------------

Net decrease in cash and cash equivalents                                     (2,651)       (2,663)           (5)            (5)
Cash and cash equivalents, beginning of year                                   2,718         2,736             6              6
                                                                         ------------  ------------   -----------   ------------
Cash and cash equivalents, end of period                                     $    67       $    73       $     1        $     1
                                                                         ============  ============   ===========   ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                   $ 1,646       $ 1,646       $     -        $     -
Supplemental disclosure of cash flow information:
    Intercompany capital contributions                                       $     -       $ 1,406       $ 3,058        $ 1,364


See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                   (unaudited)

                                                                           BRIGHAM                     BRIGHAM        BRIGHAM
                                                                            OIL &       BRIGHAM,       HOLDINGS      HOLDINGS
                                                                          GAS, L.P.       INC.          I, LLC        II, LLC

Cash flows from operating activities:
    Net loss                                                               $ (16,358)     $ (5,158)    $ (11,210)      $ (4,994)
    Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
      Depletion of natural gas and oil properties                              2,875         2,875             -              -
      Depreciation and amortization                                              266           266             -              -
      Amortization of stock compensation                                         113           113             -              -
      Amortization of deferred loan fees and debt issuance costs                 440           440             -              -
      Loss on sale of natural gas and oil properties                          12,195        12,195
      Market value adjustment for derivative instruments                         527           527
      Minority interest in net loss                                                -       (11,205)            -              -
      Equity in net (income) loss of investee                                      -             -        11,205          2,311
      Changes in working capital and other items:
        (Increase) decrease in accounts receivable                             4,879         4,879             -              -
        (Increase) decrease in prepaid expenses                                  (90)          (90)            -              -
        Increase (decrease) in accounts payable                               (2,001)       (2,001)            -              -
        Increase (decrease) in participant advances received                    (305)         (305)            -              -
        Increase (decrease) in other current liabilities                        (111)         (111)            -              -
        Increase (decrease) in intercompany accounts payable                      29           125             -             35
        Other noncurrent assets                                                 (109)         (109)            -              -
        Other noncurrent liabilities                                          (4,655)       (4,655)            -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by operating activities                      (2,305)       (2,214)           (5)        (2,648)
                                                                         ------------  ------------   -----------   ------------

Cash flows from investing activities:

    Additions to natural gas and oil properties                              (15,280)      (15,280)            -              -
    Proceeds from sale of natural gas and oil properties                      26,700        26,700             -              -
    Additions to other property and equipment                                    (89)          (89)            -              -
    Change in investment insubsidiaries and intercompany advances                 (4)          (95)            5              6
    Increase in drilling advances paid                                          (122)         (122)            -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by investing activities                      11,205        11,114             5              6
                                                                         ------------  ------------   -----------   ------------

Cash flows from financing activities:

    Increase in notes payable                                                  6,000         6,000             -              -
    Repayment of notes payable                                               (16,750)      (16,750)            -              -
    Increase in intercompany notes payable                                     2,642         2,642             -          2,642
    Principal payments on capital lease obligations                             (130)         (130)            -              -
    Deferred loan fees paid                                                     (478)         (478)            -              -
                                                                         ------------  ------------   -----------   ------------
        Net cash provided (used) by financing activities                      (8,716)       (8,716)            -          2,642
                                                                         ------------  ------------   -----------   ------------

Net increase in cash and cash equivalents                                        184           184             -              -
Cash and cash equivalents, beginning of year                                   2,549         2,563             5              6
                                                                         ------------  ------------   -----------   ------------
Cash and cash equivalents, end of year                                     $   2,733      $  2,747      $      5        $     6
                                                                         ============  ============   ===========   ============

Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                                 $   2,897      $  2,897      $      -        $     -
Supplemental disclosure of noncash investing and financing activities:
    Capital lease asset additions                                          $      51      $     51      $      -        $     -
    Increase in accounts payable for deferred loan fees to be
      paid in future periods                                               $     300      $    300      $      -        $     -
    Capital contributions received in exchange for accounts
      payable and other noncurrent liabilities                             $   3,510      $      -      $      -        $     -
    Intercompany capital contributions                                     $       -      $  1,106      $  2,404        $ 1,071


         See accompanying notes to the condensed financial statements.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                    CONDENSED STATEMENTS OF CHANGES IN EQUITY
                          (in thousands, except shares)
                                   (unaudited)

                                                                          Retained
                                                          Additional     Earnings/
                                      Common Stock          Paid-In     Accumulated     Partners'
                                 -----------------------
                                  Shares      Amounts       Capital       Deficit        Capital       Total
                                 ---------  ------------  ------------  -------------   ----------   ----------

BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1999          $     -           $ -      $      -      $       -      $ 1,935      $ 1,935
     Capital contribution               -             -             -              -       14,907       14,907
     Net loss                           -             -             -              -      (16,358)     (16,358)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       June 30, 2000                    -           $ -      $      -      $       -      $   484      $   484
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM INC.
     Balance,
       December 31, 1999            1,000           $ 1      $ 17,832      $ (17,244)     $     -        $ 589
     Capital contribution               -             -         4,697              -            -        4,697
     Net loss                           -             -             -         (5,158)           -       (5,158)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       June 30, 2000                1,000           $ 1      $ 22,529      $ (22,402)     $     -      $   128
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1999                -           $ -           $ -            $ -      $ 1,305      $ 1,305
     Capital contribution               -             -             -              -       10,211       10,211
     Net loss                           -             -             -              -      (11,210)     (11,210)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       June 30, 2000                    -           $ -           $ -            $ -        $ 306      $   306
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM HOLDINGS II, LLC
     Balance,
       December 31, 1999                -           $ -           $ -            $ -        $ 570        $ 570
     Capital contribution               -             -             -              -        4,549        4,549
     Net loss                           -             -             -              -       (4,994)      (4,994)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       June 30, 2000                    -           $ -           $ -            $ -        $ 125      $   125
                                 =========  ============  ============  =============   ==========   ==========



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

     The Partnership explores and develops onshore domestic natural gas and oil properties using 3-D seismic imaging and other advanced technologies. The Company focuses its exploration and development of onshore natural gas and oil properties primarily in the Anadarko Basin, the Texas Gulf Coast and West Texas. Brigham, Inc. is a Nevada corporation whose only asset prior to the Exchange was it's less than 1% ownership interest in the Partnership. Brigham, Inc. is the managing general partner of the Partnership.

     The Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. Subsequent to this exchange, the Company owned a 68.5% interest in the Partnership and Brigham, Inc. owned a 31.50% interest in the Partnership. Effective January 1, 1998, Brigham, Inc. contributed 30.5% of its 31.5% interest in the Partnership to Holdings II, a newly formed Nevada LLC and wholly owned subsidiary of Brigham, Inc., whose only asset is its investment in the Partnership. Also effective January 1, 1998 the Company contributed its 68.5% interest in the Partnership to Brigham Holdings I, a newly formed Nevada LLC and wholly owned subsidiary of the Company whose only asset is its investment in the Partnership.

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

3.   AMENDMENT TO REVOLVING CREDIT FACILITY

     In February 2000, the Partnership entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Partnership with $70 million in borrowing availability for a three-year term. If the Company exceeds certain asset value and interest coverage tests in the third quarter of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Company expects to meet these tests. The Credit Facility includes a provision whereby certain amounts held by one of the lenders, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock ("Convertible Notes") to the extent total borrowings exceed $45

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     million. As of June 30 and August 11, 2000, the Convertible Notes approximate $20 million and $25 million, respectively.

     The Credit Facility provides that the Convertible Notes will be convertible as follows: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the strike price of the relative portion of the convertible debt. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the strike prices of the Convertible Notes at February 17, 2000 and at each subsequent draw date were in excess of the market prices of the Company's common stock at those respective dates, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase Brigham common stock become exercisable. Further, to the extent the Partnership prepays any of the Convertible Notes, it will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In connection with this most recent amendment, the Partnership reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

     The modification of this agreement did not result in any material adjustment to debt issuance costs.

4.   HEDGING ACTIVITIES

     The Company utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and (iii) lock-in prices to protect the economics related to certain capital projects.

     In the first six months of 2000 the Company recognized losses of $2.3 million ($0.72 per Mcfe) from hedging contracts as a component of oil and gas sales. Derivative instruments that do not qualify as hedging contracts are recorded at fair market value and recorded on the balance sheet as deferred gain or loss. Each balance sheet date the market value of these derivative instruments is adjusted to current and any deferred gains or losses are recognized as a component of other income or expense. In the first six months of 2000 the Company recognized other losses of $3.0 million related to derivative instruments not qualifying as hedging contracts, including $2.4 million in non-cash losses related to the changes in fair market values of certain hedging contracts.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     The following tables summarize the Company's outstanding natural gas and oil hedging arrangements as of July 1, 2000:

NATURAL GAS HEDGES                                        2000                   2001                  2002
                                                    -------------------    ------------------     ------------------
                                                                Average                Average              Average
                                                    Volumes    Contract   Volumes     Contract    Volumes  Contract
                                     Monthly         Hedged      Price     Hedged       Price     Hedged     Price
                   Pricing Basis  Contract Term     (MMBtu)    ($/MMBtu)   (MMBtu)    ($/MMBtu)   (MMBtu)   ($/MMBtu)
                   -------------  -------------     -------    ---------   -------    ---------   -------   ---------

Fixed Price Swaps:
   Contract #1          ANR        July 2000 -      920,000     $2.0650    600,000     $2.0650         --         --
                     Oklahoma      April 2001

   Contract #2        Houston      July 2000 -      920,000     $2.1500    600,000     $2.1500         --         --
                   Ship Channel    April 2001

   Contract #3         TETCO       July 2000 -      920,000     $2.0575    600,000     $2.0575         --         --
                    South Texas    April 2001

Fixed Price Cap         ANR        May 2001 -            --          --  2,450,000     $2.5498  1,810,000    $2.6326
                     Oklahoma       June 2002

Fixed Price Floor       ANR        May 2001 -            --          --    765,000     $1.8000         --         --
                     Oklahoma     December 2001


CRUDE OIL HEDGES                                          2000                   2001                  2002
                                                   --------------------   --------------------   --------------------
                                                                Average                 Average               Average
                                                   Volumes     Contract   Volumes      Contract   Volumes    Contract
                                     Monthly       Hedged        Price     Hedged       Price     Hedged      Price
                   Pricing Basis  Contract Term    (Bbls)       ($/Bbl)     (Bbls)      ($/Bbl)   (Bbls)      ($/Bbl)
                   -------------  -------------    ------       -------     ------      -------   ------      -------
Fixed Price Cap        NYMEX       July 2000 -      110,400      $31.75    109,200      $26.15         --         --
                                  December 2001

Fixed Price Floor      NYMEX       July 2000 -      110,400      $18.00    109,200      $17.36         --         --
                                  December 2001


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS No. 133 and No. 138, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", effective January 1, 2001. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 2000

         NATURAL GAS AND OIL SALES. Natural gas and oil sales increased 30% from $3.6 million in the second quarter of 1999 to $4.6 million in the second quarter of 2000. Of this net increase, $1.0 million was attributable to a 28% increase in the average realized equivalent oil and natural gas sales price and $78,000 was attributable to a 2% increase in net equivalent production volumes. Net natural gas production volumes increased 4% from 1,005 MMcf in the second quarter of 1999 to 1,047 MMcf in the second quarter of 2000. Net natural gas volumes for the second quarter of 1999 included approximately 213 MMcf attributable to properties sold by Brigham in June 1999. Excluding production attributable to these divested properties, net natural gas volumes increased 32% in the second quarter of 2000, compared to adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for natural gas decreased 5% from $2.07 per Mcf in the second quarter of 1999 to $1.98 per Mcf in the second quarter of 2000. Included in these realized prices were natural gas hedging gains of $7,000 ($0.01 per Mcf) in the second quarter of 1999, and natural gas hedging losses of $1.7 million ($1.66 per Mcf) in the second quarter of 2000. Net oil production volumes decreased 1% from 90 MBbls in the second quarter of 1999 to 89 MBbls in the second quarter of 2000. Excluding 11 MBbls of net oil production attributable to properties divested in June 1999, net oil volumes increased 12% in the second quarter of 2000 as compared to the adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for oil increased 77% from $16.24 per Bbl in the second quarter of 1999 to $28.71 per Bbl in the second quarter of 2000.

         WORKSTATION REVENUE. Workstation revenue decreased 77% from $71,000 in the second quarter of 1999 to $16,000 in the second quarter of 2000. Brigham recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. The decrease in the second quarter 2000 is primarily attributable to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 19% from $619,000 for the second quarter of 1999 to $502,000 for the second quarter of 2000 and, on a per unit of production basis, lease operating expenses for the same periods decreased 21% from $0.40 per Mcfe to $0.32 per Mcfe. The decrease in lease operating expenses was primarily due to a decrease in the number of producing wells in the second quarter of 2000, as compared with the same period in 1999, as a result of Brigham's June 1999 property divestitures and the plugging and abandonment of certain uneconomic wells.

         PRODUCTION TAXES. Production taxes increased 83% from $216,000 ($0.14 per Mcfe) for the second quarter of 1999 to $395,000 ($0.25 per Mcfe) for the second quarter of 2000, primarily as a result of a 76% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 21% from $891,000 for the second quarter of 1999 to $708,000 for the second quarter of 2000 primarily due to the reduction of various administrative costs, including reduced employee payroll and benefits expenses and lower office rent. On a per unit of production basis, general and administrative expenses decreased from $0.58 per Mcfe for the second quarter of 1999 to $0.45 per Mcfe for the second quarter of 2000.

         DEPLETION OF NATURAL GAS AND OIL PROPERTIES. Depletion of natural gas and oil properties increased 20% from $1.5 million ($0.98 per Mcfe) in the second quarter of 1999 to $1.8 million ($1.15 per Mcfe) in the second quarter of 2000. Of this net increase, $273,000 was due to an increase in the depletion rate per unit of production and $33,000 was due to an increase in production volumes. The increased depletion rate was principally the result of estimated additions of proved natural gas and oil reserves at higher average capital costs during the second quarter of 2000 as compared with estimated amounts for the second quarter of 1999.

         NET INTEREST EXPENSE. Net interest expense increased 28% from $2.4 million in the second quarter of 1999 to $3.0 million in the second quarter of 2000. This increase was due to a higher average debt balance with a higher average interest rate in the second quarter of 2000 compared with the second quarter of 1999. The weighted average outstanding debt balance increased from $104.1 million in the second quarter of 1999 to $112.5 million in the second quarter of 2000. The average effective annual interest rate on borrowings outstanding during the second quarter of 1999 was 12.0% compared to 12.6% for the second quarter of 2000. Interest expense in the second quarter of 2000 included $2 million of non-cash charges, including (i) $1.5 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $298,000 for amortization of deferred financing fees, and (iii) $237,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

         OTHER EXPENSE. Other expense increased from $527,000 in the second quarter of 1999 to $2.4 million in the second quarter of 2000. The Company recognizes other income or expense primarily related to the changes in the fair market values and the related cash flows of certain oil and natural gas hedging contracts that do not qualify for hedge accounting treatment. Other expense in the second quarter 2000 included (i) $1.9 million of non-cash expenses related to the changes in the fair market values of these hedging contracts during the period, and (ii) $471,000 of expenses related to cash settlements incurred during the period pursuant to these hedging contracts.

         LOSS ON SALE OF NATURAL GAS AND OIL PROPERTIES. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized a $12.2 million non-cash loss in the second quarter of 1999 to reflect the difference between the sales price received (after adjustment for transaction costs) and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

     COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 2000

         NATURAL GAS AND OIL SALES. Natural gas and oil sales increased 36% from $6.7 million in the first six months of 1999 to $9.1 million in the first six months of 2000. This increase was attributable to a 36% increase in the average realized equivalent oil and natural gas sales price. Net natural gas production volumes decreased 3% from 2,053 MMcf for the first six months of 1999 to 1,987 MMcf for the first six months of 2000. Net natural gas volumes for the first six months of 1999 included approximately 442 MMcf attributable to properties sold by Brigham in June 1999. Excluding production attributable to these divested properties, net natural gas volumes increased 23% in the first six months of 2000, compared to adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for natural gas decreased 6% from $2.08 per Mcf in the first six months of 1999 to $1.96 per Mcf in the first six months of 2000. Included in these realized prices were natural gas hedging gains of $566,000 ($0.28 per Mcf) in the first six months of 1999, and natural gas hedging losses of $2.3 million ($1.13 per Mcf) in the first six months of 2000. Net oil production volumes increased 5% from 178 MBbls in the first six months of 1999 to 188 MBbls in the first quarter of 2000. Excluding 22 MBbls of net oil production attributable to properties divested in June 1999, net oil volumes increased 20% in the first six of 2000 as compared to the adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for oil increased from $13.85 per Bbl in the first six months of 1999 to $27.89 per Bbl in the first six months of 2000. Oil hedging losses reduced realized average oil prices received in the first six months of 2000 by $2,000 ($.01 per Bbl). Brigham did not have any oil hedges in place during the first six months of 1999.

         WORKSTATION REVENUE. Workstation revenue decreased 70% from $161,000 in the first six months of 1999 to $49,000 in the first six months of 2000. Brigham recognizes workstation revenue as industry participants in the

     Company's seismic programs are charged an hourly rate for the work performed by Brigham on its 3-D seismic interpretation workstations. The decrease in the first six months of 2000 is primarily attributable to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

         LEASE OPERATING EXPENSES. Lease operating expenses decreased 17% from $1.2 million for the first six months of 1999 to $961,000 for the first six months of 2000 and, on a per unit of production basis, lease operating expenses for the same periods decreased 17% from $0.37 per Mcfe to $0.31 per Mcfe. The decrease in lease operating expenses was primarily due to a decrease in the number of producing wells in the first six months of 2000, as compared with the same period in 1999, as a result of Brigham's June 1999 property divestitures and the plugging and abandonment of certain uneconomic wells.

         PRODUCTION TAXES. Production taxes increased 82% from $385,000 ($0.12 per Mcfe) for the first six months of 1999 to $699,000 ($0.22 per Mcfe) for the first six months of 2000, as a result of a 85% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 20% from $1.8 million for the first six months of 1999 to $1.5 million for the first six months of 2000 primarily due to the reduction of various administrative costs, including reduced employee payroll and benefits expenses, lower office rent and reduced equipment rental and maintenance expenses. On a per unit of production basis, general and administrative expenses decreased from $0.58 per Mcfe for the first six months of 1999 to $0.47 per Mcfe for the first six months of 2000.

         DEPLETION OF NATURAL GAS AND OIL PROPERTIES. Depletion of natural gas and oil properties increased 25% from $2.9 million ($0.92 per Mcfe) in the first six of 1999 to $3.6 million ($1.15 per Mcfe) in the first six months of 2000. The increase was due to an increase in the depletion rate per unit of production. The increased depletion rate was principally the result of estimated additions of proved natural gas and oil reserves at higher average capital costs during the first six months of 2000 as compared with estimated amounts for the first six months of 1999.

         NET INTEREST EXPENSE. Net interest expense increased 30% from $4.5 million in the first six months of 1999 to $5.8 million in the first six months of 2000. This increase was due to a higher average debt balance with a higher average interest rate in the first six months of 2000 compared with the first six months of 1999. The weighted average outstanding debt balance increased from $101.8 million in the first six months of 1999 to $108.8 million in the first six months of 2000. The average effective annual interest rate on borrowings outstanding during the first six months of 1999 was 11.7% compared to 12.8% for the first six months of 2000. Interest expense in the first six months of 2000 included $4.1 million of non-cash charges, including (i) $3.0 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $689,000 for amortization of deferred financing fees, and (iii) $417,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

         OTHER EXPENSE. Other expense increased from $527,000 in the first six months of 1999 to $3.0 million in the first six months of 2000. The Company recognizes other income or expense primarily related to the changes in the fair market values and the related cash flows of certain oil and natural gas hedging contracts that do not qualify for hedge accounting treatment. Other expense in the first six months of 2000 included (i) $2.4 million of non-cash expenses related to the changes in the fair market values of these hedging contracts during the period, and (ii) $620,000 of expenses related to cash settlements incurred during the period pursuant to these hedging contracts.

         LOSS ON SALE OF NATURAL GAS AND OIL PROPERTIES. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized a $12.2 million non-cash loss in the second quarter of 1999 to reflect the difference between the sales price received (after adjustment for transaction costs) and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

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

         In February 2000, Brigham entered into an amended and restated Credit Facility with its existing lenders and a new lender. This amended and restated Credit Facility provides the Company with $70 million in borrowing availability for a three-year term, an increase from the $56 million previously available. If the Company exceeds certain asset value and interest coverage tests in the third quarter of 2000, the total borrowing availability under the Credit Facility will increase to $75 million. The Company expects to meet these tests. In this amendment, the Company's lenders indicated that the borrowing availability provided under the amended Credit Facility exceeded that which would otherwise have been made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's then current net proved reserves and cash flow.

         The Credit Facility includes a provision whereby certain amounts held by one lender, not to exceed $30 million, are convertible into shares of Brigham common stock (the "Convertible Notes") to the extent total borrowings under the Credit Facility exceed $45 million. The Credit Facility provides that any outstanding Convertible Notes will be convertible into shares of Brigham common stock in the following amounts:
     (i) the first $10 million of borrowings is convertible at $3.90 per share,
     (ii) the second $10 million is convertible at $6.00 per share and (iii) the final $10 million is convertible at $8.00 per share. As of June 30, 2000, the Company had $65 million in borrowings outstanding under the Credit Facility, of which the Convertible Notes approximate $20 million.

         The Convertible Notes could result in a beneficial conversion feature based on the relationship between Brigham's stock price at the time of a borrowing and the strike price of the relative portion of the Convertible Notes. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the applicable Convertible Notes are immediately convertible. Due to the fact that the strike price of the Convertible Notes at June 30, 2000 was in excess of the market price of Brigham's common stock at each draw date since the amendment of the Credit Facility, no beneficial conversion feature was recorded.

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

         Principal outstanding under the Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. At August 11, 2000, the Company had $69 million in borrowings outstanding under the Credit Facility, which currently bear interest at an annual rate of approximately 9.6%.

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

         In February 2000, Brigham entered into another amendment to the terms of the indenture governing the Subordinated Notes. In this amendment, the holders of the Subordinated Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000 and adjusted subsequent levels under this test. In addition, the amendment provides the Company with an extension of its right to pay interest in kind through the issuance of additional Subordinated Notes in lieu of cash through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions are met. The Company currently does not expect to meet these conditions and therefore will be obligated to make quarterly interest payments on outstanding subordinated notes beginning in the fourth quarter 2000 (approximately $1.5 million due November 20, 2000) in cash.

         In exchange for granting the February 2000 amendments, the Company (i) reset the price of the Subordinated Note Warrants from a then current exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Subordinated Notes a term overriding royalty interest that provides for the limited right to receive 4%, or 3% if certain conditions are met, of the Company's net production revenue to reduce any outstanding Subordinated Notes issued as interest paid in-kind. Payments made pursuant to the term overriding royalty interest will be recorded as a reduction of the balance payable pursuant to the Subordinated Notes.

         Principal outstanding under the Subordinated Notes is due at maturity on August 20, 2003. Interest on the Subordinated Notes is payable quarterly at rates that vary depending upon whether accrued interest is paid in cash or "in kind" through the issuance of additional Subordinated Notes. Interest is payable in cash at interest rates of 12%, 13% and 14% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes; provided, however, that the Company may pay interest in kind for a cumulative total of seven quarterly interest payments (potentially increasing to eight if certain conditions are met) at interest rates of 13%, 14% and 15% per annum during years one through three, year four and year five, respectively, of the term of the Subordinated Notes. As of August 11, 2000, the Company had made a cumulative total of six quarterly interest payments in kind and expects to make the next quarterly interest payment (due August 20, 2000) in kind and cash payments thereafter.

         The Subordinated Notes (other than amounts payable pursuant to the term overriding royalty interest) rank subordinate in right of payment to Senior Indebtedness (as defined) and senior to all other financings (other than any allowed capital leases and purchase money financings) of the Company. The Subordinated Notes are secured by a second lien against substantially all of the natural gas and oil properties and other tangible assets of the Company. The Subordinated Notes may be prepaid at any time, in whole or in part, without premium or penalty, provided that all partial prepayments must be pro rata to the various holders of the Subordinated Notes. The Subordinated Notes were issued pursuant to an indenture that contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, make distributions, enter into certain sale and leaseback transactions, enter into certain transactions with affiliates, dispose of certain assets, incur liens, reborrow funds utilized to prepay the Senior Indebtedness and engage in most types of mergers and consolidations.

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

         At June 30, 2000 and August 11, 2000, the Company had $48.4 million, respectively, principal amount of Subordinated Notes outstanding.

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

     CASH FLOW ANALYSIS

         CASH FLOWS FROM OPERATING ACTIVITIES. Cash flows used by operating activities were $3.8 million in the first six months of 2000, which consisted of $4.1 million in net operating cash flow (net cash used by operating activities before changes in operating assets and liabilities) and $7.9 million in cash flow used for working capital items. This compares to cash flows provided by operating activities of $332,000 in the first six months of 1999, which consisted of $2.7 million in net operating cash flow and $2.4 million in cash flow used for working capital items.

         CASH FLOWS FROM INVESTING ACTIVITIES. Cash flows used by investing activities were $11.7 million in the first six months of 2000 as compared with $11.2 million provided by investing activities in the first six months of 1999. Capital expenditures declined $3.8 million to $11.7 million in the first six months of 2000 compared to $15.5 million for the comparable period in 1999. However, the Company realized net proceeds of $26.7 million in the first six months of 1999 from the sale of producing and non-producing properties. No oil and gas properties were sold during the first six months of 2000.

         CASH FLOWS FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $12.8 million in the first six months of 2000 as compared with cash flows used by financing activities of $11.4 million in first six months of 1999. This increase in cash flows provided by financing activities resulted primarily from a $9 million increase in borrowings under the Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses. During the first six months of 1999, net borrowings under the Credit Facility decreased by $10.8 million as a portion of outstanding borrowings were repaid with proceeds received from the mid-1999 property sales.

     CAPITAL EXPENDITURES

         Continuing its strategy implemented during 1999, Brigham intends to focus substantially all of its efforts and available capital resources in 2000 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. The Company's 2000 capital expenditure budget is $25 million, which includes approximately $20 million for drilling projects and $5 million for non-drilling activities (primarily acreage acquisition and capitalized overhead costs). Brigham's 2000 drilling program consists of a balanced blend of exploration and development drilling projects with approximately 54% of budgeted drilling expenditures targeted for exploratory prospects, 28% for development locations and the remaining 18% for development locations that are contingent upon drilling success during the year. In addition, the Company's 2000 budgeted drilling expenditures have been allocated approximately 75% to its Gulf Coast province and 25% to its Anadarko Basin province, concentrated within trends where the Company has experienced exploration success to date. The Company intends to fund the majority of its budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its senior credit facility and the proceeds from its February 2000 private equity placement. Additionally, the Company may supplement its available capital resources through corporate debt and/or equity financings and selective sales of interests in non-producing assets, including interests in its 3-D seismic projects and promoted interests in future drilling prospects or locations.

         Due to the Company's active exploration and development activities, Brigham has experienced and expects to continue to experience substantial working capital requirements. Based on current conditions and expectations, the Company believes that cash flow from operations and borrowings under its senior credit facility are sufficient to finance approximately $20 million of its planned capital expenditures for 2000. Additional financing is expected to be required to fund the estimated remaining $5 million of the Company's 2000 capital expenditure budget and negative working capital requirements. In the event additional financing is not available, the Company will be required to curtail or delay a portion of its planned activities.

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

     The following tables summarize the Company's outstanding natural gas and oil hedging arrangements as of July 1, 2000:

NATURAL GAS HEDGES                                        2000                      2001                       2002
                                                  -----------------------    ----------------------    -----------------------
                                                                  Average                   Average                   Average
                                   Monthly         Volumes       Contract     Volumes      Contract     Volumes      Contract
                     Pricing       Contract        Hedged          Price      Hedged        Price       Hedged        Price
                      Basis         Term          (MMBtu)        ($/MMBtu)    (MMBtu)      ($/MMBtu)    (MMBtu)      ($/MMBtu)
                      -----         ----          -------        ---------    -------      ---------    -------      ---------
Fixed Price Swaps:

   Contract #1         ANR       July 2000 -       920,000        $2.0650     600,000       $2.0650          --           --
                    Oklahoma     April 2001

   Contract #2       Houston     July 2000 -       920,000        $2.1500     600,000       $2.1500          --           --
                      Ship       April 2001
                     Channel


   Contract #3        TETCO      July 2000 -       920,000        $2.0575     600,000       $2.0575          --           --
                   South Texas   April 2001

Fixed Price Cap        ANR       May 2001 -             --             --   2,450,000       $2.5498   1,810,000      $2.6326
                    Oklahoma      June 2002

Fixed Price Floor      ANR       May 2001 -             --             --     765,000       $1.8000          --           --
                    Oklahoma    December 2001


CRUDE OIL HEDGES                                                  2000                   2001                  2002
                                                           ---------------------   -------------------    --------------------
                                                                         Average                Average                 Average
                                            Monthly        Volumes      Contract   Volumes     Contract    Volumes     Contract
                              Pricing      Contract         Hedged        Price    Hedged        Price      Hedged      Price
                               Basis         Term           (Bbls)       ($/Bbl)   (Bbls)       ($/Bbl)     (Bbls)      ($/Bbl)
                               -----         ----           ------       -------   ------       -------     ------      -------

Fixed Price Cap                NYMEX       July 2000 -      110,400      $31.75    109,200      $26.15         --         --
                                          December 2001

Fixed Price Floor              NYMEX       July 2000 -      110,400      $18.00    109,200      $17.36         --         --
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

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS No. 133 and No 138, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", effective January 1, 2001. The Company is currently assessing the impact adoption of this standard will have on its financial statement presentation.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operations.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 1999 (see page 41 of Brigham's 1999 Form 10-K), Brigham provided a discussion of its market risk. There were no material changes during the second quarter of 2000 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham's 1999 Form 10-K report.

                           PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                 27       Financial Data Schedule

          (b)  Reports on Form 8-K:

         The Company filed a report on Form 8-K on April 24, 2000, to report the announcements on April 17, 2000, that (i) it had drilled, tested and was completing a Springer channel discovery well in its Anadarko Basin core province and (ii) it provided an update on its development drilling activity at the Home Run Field in its Gulf Coast core province. The Form 8-K included copies of the Company's press release that provided these announcements.

         The Company filed a report on Form 8-K on May 26, 2000, to report the announcements (i) on May 11, 2000, of its quarterly overview of operational activity for the three months ended March 31, 2000, and (ii) on May 15, 2000, of its financial results for the quarter ended March 31, 2000. The Form 8-K included copies of the Company's press releases that provided these announcements.

         The Company filed a report on Form 8-K on July 5, 2000, to report the announcements on June 19, 2000, that (i) it had completed and brought on production a Lower Frio bright spot discovery well in its Southwest Danbury Project in Brazoria, County, Texas, and (ii) it provided an update regarding its 2000 drilling program and its daily production volumes. The Form 8-K included copies of the Company's press release that provided these announcements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2000.

                               BRIGHAM EXPLORATION COMPANY


                               By:       /s/  BEN M. BRIGHAM
                                      -----------------------------
                                      Ben M. Brigham
                                      Chief Executive Officer, President and
                                         Chairman of the Board

                               By:       /s/  CURTIS F. HARRELL
                                      -----------------------------
                                      Curtis F. Harrell
                                      Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                                 DESCRIPTION
  --

  27         Financial Data Schedule