Form 10-Q
period 2000-09-30
BRIGHAM EXPLORATION CO
filed 2000-11-14
CIK 1034755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                             Yes [X]    No [ ]


     As of November 10, 2000, 15,977,543 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                       THIRD QUARTER 2000 FORM 10-Q REPORT

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Financial Statements of Brigham
           Exploration Company
              Balance Sheets - December 31, 1999 and September 30, 2000........1
              Statements of Operations - Three and nine months ended
                September 30, 1999 and 2000....................................2
              Statements of Cash Flows - Nine months ended
                September 30, 1999 and 2000....................................3
              Statement of Changes in Stockholders' Equity -
                Nine months ended September 30, 2000...........................4
              Notes to Condensed Consolidated Financial Statements.............5

         Condensed Financial Statements of Certain Brigham
           Exploration Company Subsidiaries
              Balance Sheets - September 30, 2000.............................10
              Balance Sheets - December 31, 1999..............................11
              Statements of Operations - Three months ended
                September 30, 2000............................................12
              Statements of Operations - Three months ended
                September 30, 1999............................................13
              Statements of Operations - Nine months ended
                September 30, 2000............................................14
              Statements of Operations - Nine months ended
                September 30, 1999............................................15
              Statements of Cash Flows - Nine months ended
                September 30, 2000............................................16
              Statements of Cash Flows - Nine months ended
                September 30, 1999............................................17
              Statements of Changes in Equity - Nine months ended
                September 30, 2000............................................18
              Notes to Condensed Financial Statements.........................19

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION...................................24

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK....................................................34


                           PART II - OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.....................................35

SIGNATURES....................................................................37

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           BRIGHAM EXPLORATION COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      December 31,    September 30,
                                                                         1999             2000
                                                                   ----------------- ----------------
                                                                                      (unaudited)
                                     ASSETS
     Current assets:

          Cash and cash equivalents                                     $   2,742       $      60
          Accounts receivable                                               4,945           8,268
          Other current assets                                                577             540
                                                                        ---------       ---------

             Total current assets                                           8,264           8,868
                                                                        ---------       ---------

     Natural gas and oil properties, at cost, net                         112,066         127,148
     Other property and equipment, at cost, net                             1,686           1,395
     Drilling advances paid                                                    23               4
     Deferred loan fees                                                     3,481           2,895
     Other noncurrent assets                                                  163             221
                                                                        ---------       ---------
                                                                        $ 125,683       $ 140,531
                                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                              $  14,851       $   7,301
          Accrued drilling costs                                              541           2,331
          Participant advances received                                       850             949
          Other current liabilities                                         1,502           4,569
                                                                        ---------       ---------
             Total current liabilities                                     17,744          15,150
                                                                        ---------       ---------

     Notes payable                                                         56,000          71,000
     Senior subordinated notes, net                                        41,341          45,949
     Other noncurrent liabilities                                           1,600           6,727

     Commitments and contingencies

     Stockholders' equity:
          Preferred stock, $.01 par value, 10 million shares
             authorized, none issued and outstanding                           -               -
          Common stock, $.01 par value, 50 million shares authorized,
             14,517,786 and 16,718,908 issued and outstanding at
             December 31, 1999 and September 30, 2000, respectively           145             167
          Additional paid-in capital                                       64,171          68,736
          Unearned stock compensation                                        (290)           (299)
          Accumulated deficit                                             (55,028)        (66,899)
                                                                        ---------       ---------
             Total stockholders' equity                                     8,998           1,705
                                                                        ---------       ---------
                                                                        $ 125,683       $ 140,531
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

                           BRIGHAM EXPLORATION COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months             Nine Months
                                                        Ended September 30,      Ended September 30,
                                                      ----------------------  -----------------------
                                                         1999          2000       1999       2000
                                                      ----------- ----------  ----------- -----------
     Revenues:
          Natural gas and oil sales                     $  4,152    $  5,362    $ 10,896    $ 14,502
          Workstation revenue                                 86           3         247          52
                                                        --------    --------    --------    --------
                                                           4,238       5,365      11,143      14,554
                                                        --------    --------    --------    --------
     Costs and expenses:
          Lease operating                                    525         541       1,679       1,502
          Production taxes                                   300         554         685       1,253
          General and administrative                         901         718       2,710       2,166
          Depletion of natural gas and oil properties      2,935       2,207       5,810       5,791
          Depreciation and amortization                      132         127         398         374
          Amortization of stock compensation                (123)         20         (10)         56
                                                        --------    --------    --------    --------
                                                           4,670       4,167      11,272      11,142
                                                        --------    --------    --------    --------
             Operating income                               (432)      1,198        (129)      3,412
                                                        --------    --------    --------    --------
      Other income (expense):
          Interest income                                     40          24         134          80
          Interest expense, net                           (2,512)     (3,291)     (6,970)     (9,097)
          Other income (expense)                             253      (3,276)    (12,469)     (6,266)
                                                        --------    --------    --------    --------
                                                          (2,219)     (6,543)    (19,305)    (15,283)
                                                        --------    --------    --------    --------

     Net loss before income taxes                         (2,651)     (5,345)    (19,434)    (11,871)

     Income tax expense                                       -           -           -           -
                                                        --------    --------    --------    --------
          Net loss                                      $ (2,651)   $ (5,345)   $(19,434)   $(11,871)
                                                        ========    ========    ========    ========

     Net loss per share:
          Basic/Diluted                                 $  (0.18)   $  (0.32)   $  (1.39)   $  (0.73)

     Weighted average common shares outstanding:
          Basic/Diluted                                   14,447      16,713      14,028      16,237

   See accompanying notes to the condensed consolidated financial statements.
                                       2

                           BRIGHAM EXPLORATION COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                         Nine Months
                                                                                                      Ended September 30,
                                                                                                 -----------------------------
                                                                                                      1999            2000
                                                                                                 -------------   -------------
     Cash flows from operating activities:
          Net loss                                                                                   $(19,434)     $(11,871)
          Adjustments to reconcile net loss to cash provided (used) by operating activities:
             Depletion of natural gas and oil properties                                                5,810         5,791
             Depreciation and amortization                                                                398           374
             Amortization of stock compensation                                                           (10)           56
             Interest paid through issuance of additional senior subordinated notes                     4,028         4,575
             Amortization of deferred loan fees and debt issuance costs                                 1,160           987
             Amortization of discount on senior subordinated notes                                        394           673
             Loss on sale of natural gas and oil properties                                            12,195             -
             Amortization of deferred loss on derivatives instruments                                       -           280
             Market value adjustment for derivatives instruments                                          233         5,683
             Changes in working capital and other items:
                (Increase) decrease in accounts receivable                                              2,311        (3,323)
                (Increase) decrease in prepaid expenses                                                  (190)         (243)
                Increase (decrease) in accounts payable                                                (2,466)       (7,550)
                Increase (decrease) in participant advances received                                    1,040            99
                Increase (decrease) in other current liabilities                                         (137)          179
                Other noncurrent assets                                                                   (89)          (58)
                Other noncurrent liabilities                                                           (5,663)        2,214
                                                                                                     --------      --------
                Net cash provided (used) by operating activities                                         (420)       (2,134)
                                                                                                     --------      --------

     Cash flows from investing activities:
          Additions to natural gas and oil properties                                                 (20,561)      (19,024)
          Proceeds from sale of natural gas and oil properties                                         27,122             -
          Additions to other property and equipment                                                      (146)          (83)
          Increase in drilling advances paid                                                             (302)           19
                                                                                                     --------      --------
                Net cash provided (used) by investing activities                                        6,113       (19,088)
                                                                                                     --------      --------

     Cash flows from financing activities:
          Proceeds from issuance of common stock                                                           -          4,202
          Proceeds from issuance of warrants                                                               -            260
          Increase in notes payable                                                                    12,750        15,000
          Repayment of notes payable                                                                  (16,750)         (354)
          Principal payments on capital lease obligations                                                (193)         (168)
          Deferred loan fees paid                                                                        (688)         (400)
                                                                                                     --------      --------
                Net cash provided (used) by financing activities                                       (4,881)       18,540
                                                                                                     --------      --------

     Net increase (decrease) in cash and cash equivalents                                                 812        (2,682)
     Cash and cash equivalents, beginning of period                                                     2,569         2,742
                                                                                                     --------      --------
     Cash and cash equivalents, end of period                                                        $  3,381      $     60
                                                                                                     ========      ========

     Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                                                   $  3,739      $  2,755
                                                                                                     ========      ========
     Supplemental disclosure of noncash investing and financing activities:
          Capital lease asset additions                                                              $     51      $      -
                                                                                                     ========      ========
          Decrease in accounts payable and other noncurrent liabilities in
             exchange for issuance of common stock                                                   $  4,240      $      -
                                                                                                     ========      ========
          Increase in accounts payable for deferred loan fees to be paid in future periods           $    150      $      -
                                                                                                     ========      ========
          Increase in deferred loan fees for issuance of warrants                                    $  1,228      $      -
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

                           BRIGHAM EXPLORATION COMPANY

                             CONDENSED CONSOLIDATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                        Common Stock        Additional     Deferred
                                  -----------------------    Paid-in        Stock       Accumulated
                                       Shares   Amounts       Capital    Compensation     Deficit       Total
                                  ------------ ----------  -----------  -------------- ------------- -----------
     Balance, December 31, 1999      14,517,786    $145      $ 64,171       $(290)      $(55,028)      $  8,998

     Net loss                                -        -             -           -        (11,871)       (11,871)
     Issuance of  common stock        2,201,122      22         4,180           -              -          4,202
     Issuance of stock options                -       -           185        (185)             -              -
     Forfeiture of stock options              -       -           (60)         10              -            (50)
     Issuance of warrants                     -       -           260           -              -            260
     Amortization of unearned
          stock compensation                  -       -             -         166              -            166
                                     ----------    ----      --------       -----       --------       --------

     Balance, September 30, 2000     16,718,908    $167      $ 68,736       $(299)      $(66,899)      $  1,705
                                     ==========    ====      ========       =====       ========       ========


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

3.   AMENDMENT TO REVOLVING CREDIT FACILITY AND SENIOR SUBORDINATED NOTES

     In February 2000, the Company entered into an amended and restated Credit Facility with its existing senior lenders and a new senior lender. The Credit Facility was further amended in October 2000. The amended and restated Credit Facility provides the Company with $75 million in senior borrowing availability for a three-year term. The Credit Facility includes a provision whereby certain amounts held by one of the lenders, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock ("Convertible Notes") to the extent total borrowings exceed $45 million. As of September 30 and November 10, 2000, the outstanding balance of the Convertible Notes totaled
     $30 million.

     The Credit Facility provides that the Convertible Notes can be converted into shares of the Company's common stock at the following amounts and prices: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and
     (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the share price at which the Company can force conversion of the relative portion of the Convertible Notes. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the Company cannot force conversion of any portion of the Convertible Notes before February 17, 2001, and also given that the share prices at which the Company can force conversion were in excess of the market price of the Company's common stock at each draw date since the amendment of the Credit Facility, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase the Company's common stock become exercisable. Further, to the extent the Company prepays any of the Convertible Notes, it will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     Facility were amended or added in February 2000 and in October 2000. In connection with the February 2000 amendment, the Company reset the price of the warrants previously issued to two of its senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

     In February 2000, the indenture governing the Subordinated Notes was amended. In this amendment, the holders of the Subordinated Notes waived the minimum consolidated interest coverage ratio covenant through June 30, 2000, and adjusted subsequent levels under this test. In addition, the amendment provided the Company with an extension of its right to pay interest through the issuance of additional Subordinated Notes in lieu of cash (or "in kind") through the third quarter of 2000 and potentially through the fourth quarter of 2000 if certain conditions were met. In exchange for granting these amendments, the Company (i) reset the price of the warrants previously issued to the holders of the Subordinated Notes to purchase one million shares of the Company's common stock from an exercise price of $3.50 per share to $2.43 per share, and (ii) granted to the holders of the Subordinated Notes a term overriding royalty interest that provided for the limited right to receive 4%, or 3% if certain conditions were met, of the Company's net production revenue to reduce any outstanding Subordinated Notes issued as interest paid in kind. As payments were made pursuant to the term overriding royalty interest, they were recorded by the Company as a reduction of the balance payable pursuant to the Subordinated Notes.

     As discussed in Note 8 below, the Subordinated Notes, the term overriding royalty interest and all of the equity securities of the Company held by the holders of the Subordinated Notes were purchased by the Company for $20 million cash on October 31, 2000.

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

     At September 30, 2000 and December 31, 1999, options and warrants to purchase 9,871,907 and 3,519,726 shares of common stock, respectively, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive.

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

6.   DERIVATIVE INSTRUMENTS

     The Company utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and (iii) lock-in prices to protect the economics related to certain capital projects.

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     In the first nine months of 2000, the Company recognized losses of $5.2 million from hedging contracts as a component of oil and gas sales. Derivative instruments that do not qualify as hedging contracts are recorded at fair market value and recorded on the balance sheet in other liabilities. At each balance sheet date, the market value of these derivative instruments is adjusted to current value and any deferred gains or losses are recognized as a component of other income or expense. At December 31, 1999 and September 30, 2000, the market value of these derivative instruments included in other liabilities was $1.2 million and $6.8 million, respectively. In the first nine months of 2000, the Company recognized other losses of $6.3 million related to derivative instruments not qualifying as hedging contracts, including $5.7 million in non-cash losses related to the changes in fair market values of certain contracts.

     The following tables summarize the Company's outstanding natural gas and oil derivative instruments as of September 30, 2000:


Natural Gas Hedges                                           2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE               AVERAGE                   AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES    CONTRACT    VOLUMES        CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED      PRICE     HEDGED          PRICE
                   PRICING BASIS  CONTRACT TERM      (MMBTU)   ($/MMBTU)   (MMBTU)   ($/MMBTU)   (MMBTU)       ($/MMBTU)
                   -------------  -------------     --------   ---------  --------   ---------   -------       ---------

Fixed Price Swaps:

    Contract #1         ANR      October 2000 -      460,000    $2.0650    600,000     $2.0650         --            --
                     Oklahoma      April 2001
    Contract #2       Houston    October 2000 -      460,000    $2.1500    600,000     $2.1500         --            --
                   Ship Channel    April 2001
    Contract #3        TETCO     October 2000 -      460,000    $2.0575    600,000     $2.0575         --            --
                    South Texas    April 2001
 Fixed Price Cap        ANR        May 2001 -             --         --  2,450,000     $2.5498  1,810,000       $2.6326
                     Oklahoma       June 2002
 Fixed Price Floor      ANR        May 2001 -             --         --    765,000     $1.8000         --            --
                     Oklahoma     December 2001



Crude Oil Hedges


                                                           2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE              AVERAGE                   AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES    CONTRACT   VOLUMES        CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED      PRICE     HEDGED          PRICE
                   PRICING BASIS  CONTRACT TERM      (BBLS)      ($/BBL)   (BBLS)    ($/BBL)     (BBLS)         ($/BBL)
                   -------------  -------------     --------   ---------  --------   ---------   -------       ---------

Fixed Price Cap        NYMEX     October 2000 -      55,200      $31.75    109,200      $26.15         --         --
                                  December 2001
Fixed Price Floor      NYMEX     October 2000 -      55,200      $18.00    109,200      $17.36         --         --
                                  December 2001

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to SFAS No. 133. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative instruments will be recorded on the balance sheet at fair value and changes in the fair

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company's derivative contracts consist primarily of cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction. Changes in the fair value of these derivative instruments will be reported in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

     At September 30, 2000, the Company estimates that it would have recorded a liability of approximately $8.9 million related to its outstanding hedges discussed in Note 6 under SFAS No. 133, as amended. The Company is currently evaluating the manner in which to calculate effectiveness, as defined by SFAS No. 133. If any portions of these hedges are deemed to be ineffective, that portion will be recorded in the current period earnings resulting in the potential for increased volatility in the Company's results of operations. As previously noted, the effective portion will be included in other comprehensive income.

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


     8.   SUBSEQUENT EVENTS

     RECENT FINANCING ARRANGEMENTS

     On October 31, 2000, the Company entered into a series of financing agreements to provide funding (i) to repurchase all Subordinated Notes and equity securities in the Company held by affiliates of Enron North America (the "Enron Affiliates"), and (ii) to continue and expand the Company's planned drilling program into 2001.

     FINANCING AND REPURCHASE TRANSACTIONS. The Company raised an aggregate of $40 million in these financing transactions through the issuance of (i) $20 million in new subordinated notes and warrants to purchase the Company's common stock, and (ii) $20 million in new mandatorily redeemable preferred stock and warrants to purchase the Company's common stock. With a portion of the proceeds from these two financing transactions, the Company purchased all of the Enron Affiliates' interests in the Company, which included (i) $51.2 million of outstanding Subordinated Notes and associated accrued interest obligations, (ii) warrants to purchase one million shares of common stock at $2.43 per share, and (iii) 1,052,632 shares of common stock (collectively, the "Enron Securities"), for total cash consideration of $20 million. The remaining approximate $17.5 million in net capital availability raised from these financing transactions after the repurchase of the Enron Securities and the payment of estimated fees and expenses will be used by the Company to fund its planned drilling program into 2001.

     NEW SUBORDINATED NOTES. The $20 million of new subordinated notes issued to Shell Capital (the "SCI Notes") will bear interest at 10.75% per annum and will have no principal repayment obligations until maturity in 2005. The SCI Notes will be issued pursuant a multi-draw facility at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At the Company's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through

                          BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to the Company's existing $75 million senior credit facility. The SCI Notes have a five-year maturity, are redeemable at the Company's option for face value at anytime, and have certain financial and other covenants. The 1,250,000 warrants to purchase the Company's common stock issued to Shell Capital (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. As of November 10, 2000, the Company had $1 million of principal amount of SCI Notes outstanding.

     NEW PREFERRED STOCK. The $20 million of new mandatorily redeemable preferred stock (the "Preferred Stock") issued to affiliates of Donaldson, Lufkin & Jenrette (the "DLJ Affiliates") will bear dividends at a rate of 6% per annum if paid in cash and 8% per annum if paid-in-kind through the issuance of additional Preferred Stock in lieu of cash. At the Company's option, up to 100% of the dividend payments on the Preferred Stock during the first five years can be satisfied through the issuance of PIK dividends. The Preferred Stock has a ten-year maturity and is redeemable at the Company's option at 100% or 101% of par value (depending upon certain conditions) at anytime prior to maturity. The 6,666,667 warrants to purchase the Company's common stock issued to the DLJ Affiliates (the "DLJ Warrants") have a term of ten years, an exercise price of $3.00 per share and must be exercised, if the Company so requires, in the event that the Company's common stock trades at or above $5.00 per share for 60 consecutive trading days. The exercise price of the DLJ Warrants is payable either in cash or in shares of the Preferred Stock, valued at liquidation value plus accrued dividends. If the Company requires exercise of the DLJ Warrants, proceeds from the exercise of the DLJ Warrants will be used to fund the redemption of a similar value of then outstanding Preferred Stock. As of November 10, 2000, the Company had $20 million (liquidation value) of Preferred Stock outstanding.

     EXCHANGE OF CERTAIN OPTIONS FOR SHARES OF RESTRICTED STOCK

     On October 25, 2000, the compensation committee of the Board of Directors approved a proposal to give its employees a one-time right to elect to cancel all or half of their outstanding employee stock options which were previously granted with exercise prices of $5.00 per share (the "$5 Options") or $6.31 per share (the "$6.31 Options") and to receive in exchange shares of restricted stock under the Company's 1997 Incentive Plan. The exchange ratios were .643 shares of restricted stock for each share of common stock underlying a $5 Option and .4 shares of restricted stock for each share of common stock underlying a $6.31 Option.

     Pursuant to the option exchange offer, on October 27, 2000, a total of 244,794 of the $5 Options were canceled in exchange for 157,401 shares of restricted stock, and a total of 379,665 of the $6.31 Options were canceled in exchange for 151,866 shares of restricted stock. Regardless of whether the canceled options were vested or unvested, the shares of restricted stock vest 25% per year beginning October 27, 2000. The restricted stock agreements contain provisions for accelerated vesting in some circumstances, which provisions are similar to those in the agreements covering the canceled options.

                                     BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                             CONDENSED BALANCE SHEETS
                                                SEPTEMBER 30, 2000
                                                  (in thousands)
                                                   (unaudited)

                                                         BRIGHAM                           BRIGHAM      BRIGHAM
                                                          OIL &          BRIGHAM,          HOLDINGS     HOLDINGS
                                                        GAS, L.P.          INC.             I, LLC       II, LLC
                                                        ---------       ---------         ---------    ---------

                                                      ASSETS
Current assets:
     Cash and cash equivalents                          $      45       $      56         $       4    $       5
     Accounts receivable                                    8,268           8,268                 -            -
     Other current assets                                     540             540                 -            -
                                                        ---------       ---------         ---------    ---------
         Total current assets                               8,853           8,864                 4            5
                                                        ---------       ---------         ---------    ---------

Natural gas and oil properties, at cost, net              127,148         127,148                 -            -
Other property and equipment, at cost, net                  1,395           1,395                 -            -
Investment in subsidiaries
     and intercompany advances                                105              31            (3,106)      50,119
Drilling advances paid                                          4               4                 -            -
Deferred loan fees                                          1,733           1,733                 -            -
Other noncurrent assets                                       221             221                 -            -
                                                        ---------       ---------         ---------    ---------
                                                        $ 139,459       $ 139,396         $  (3,102)   $  50,124
                                                        =========       =========         =========    =========

                                              LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                   $   7,301       $   7,301         $       -    $       -
     Accrued drilling costs                                 2,331           2,331                 -            -
     Participant advances received                            949             949                 -            -
     Other current liabilities                              4,153           4,153                 -            -
                                                        ---------       ---------         ---------    ---------
         Total current liabilities                         14,734          14,734                 -            -
                                                        ---------       ---------         ---------    ---------

Notes payable                                              71,000          71,000                 -            -
Other noncurrent liabilities                                6,727           6,727                 -            -
Intercompany accounts payable                               2,092           2,056                 -        2,123
Intercompany notes payable                                 49,394          49,394                 -       49,394

Commitments and contingencies

Minority interest                                              -           (3,074)               -             -
Equity
     Partners' capital                                     (4,488)             -             (3,102)      (1,393)
     Common stock, $1.00 par value, 1,000
         shares authorized, issued and
         outstanding                                            -               1                -             -
     Additional paid-in capital                                 -          19,237                -             -
     Accumulated deficit                                        -         (20,679)               -             -
                                                        ---------        ---------        ---------    ---------
         Total equity                                      (4,488)         (1,441)           (3,102)      (1,393)
                                                        ---------        ---------        ----------    ---------
                                                        $ 139,459       $ 139,396         $  (3,102)   $  50,124
                                                        =========       =========          =========    =========


   Natural gas and oil properties are accounted for using the full cost method
          See accompanying notes to the condensed financial statements.

                                     BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                             CONDENSED BALANCE SHEETS
                                                December 31, 1999
                                                  (in thousands)
                                                   (unaudited)



                                                         BRIGHAM                           BRIGHAM      BRIGHAM
                                                          OIL &           BRIGHAM,        HOLDINGS      HOLDINGS
                                                        GAS, L.P.           INC            I, LLC       II, LLC
                                                        ---------        ---------        ---------    ---------
                                                      ASSETS
Current assets:
     Cash and cash equivalents                          $   2,718        $   2,736        $       6    $       6
     Accounts receivable                                    4,945            4,945                -            -
     Other current assets                                     577              577                -            -
                                                        ---------        ---------        ---------    ---------
         Total current assets                               8,240            8,258                6            6
                                                        ---------        ---------        ---------    ---------

Natural gas and oil properties, at cost, net              112,066          112,066                -            -
Other property and equipment, at cost, net                  1,686            1,686                -            -
Investment in subsidiaries
     and intercompany advances                                130               26            1,299       47,802
Drilling advances paid                                         23               23                -            -
Deferred loan fees                                          2,108            2,108                -            -
Other noncurrent assets                                       163              163                -            -
                                                        ---------        ---------        ---------    ---------
                                                        $ 124,416        $ 124,330        $   1,305    $  47,808
                                                        =========       ==========        =========    =========

                                              LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                   $  14,851        $  14,851        $       -    $       -
     Accrued drilling costs                                   541              541                -            -
     Participant advances received                            850              850                -            -
     Other current liabilities                              1,428            1,428                -            -
                                                        ---------        ---------        ---------    ---------
         Total current liabilities                         17,670           17,670                -            -
                                                        ---------        ---------        ---------    ---------

Notes payable                                              56,000           56,000                -            -
Other noncurrent liabilities                                1,600            1,600                -            -
Intercompany accounts payable                               1,752            1,687                -        1,779
Intercompany notes payable                                 45,459           45,459                -       45,459

Commitments and contingencies

Minority interest                                               -            1,325                -            -

Equity
     Partners' capital                                      1,935                -            1,305          570
     Common stock, $1.00 par value, 1,000
         shares authorized, issued and
         outstanding                                            -                1                -            -
     Additional paid-in capital                                 -           17,832                -            -
     Accumulated deficit                                        -          (17,244)               -            -
                                                        ---------        ---------        ---------    ---------
         Total equity                                       1,935              589            1,305          570
                                                        ---------        ---------        ---------    ---------
                                                        $ 124,416        $ 124,330        $   1,305    $  47,808
                                                        =========        =========        =========    =========


  Natural gas and oil properties are accounted for using the full cost method.
          See accompanying notes to the condensed financial statements.

                                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                       CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                 (in thousands)
                                                   (unaudited)



                                                 BRIGHAM               BRIGHAM    BRIGHAM
                                                  OIL &     BRIGHAM,   HOLDINGS  HOLDINGS
                                                GAS, L.P.     INC.     I, LLC     II, LLC
                                                ---------   -------    -------    -------
Revenues:
   Natural gas and oil sales                     $ 5,362    $ 5,362    $    --    $    --
   Workstation revenue                                 3          3         --         --
                                                 -------    -------    -------    -------
                                                   5,365      5,365         --         --
                                                 -------    -------    -------    -------
Costs and expenses:
   Lease operating                                   541        541         --         --
   Production taxes                                  554        554         --         --
   General and administrative                        714        717          2          2
   Depletion of natural gas and oil properties     2,207      2,207         --         --
   Depreciation and amortization                     127        127         --         --
   Amortization of stock compensation                 20         20         --         --
                                                 -------    -------    -------    -------
                                                   4,163      4,166          2          2
                                                 -------    -------    -------    -------
         Operating income (loss)                   1,202      1,199         (2)        (2)
                                                 -------    -------    -------    -------

Other income (expense):
   Interest income                                    24         24         --         --
   Interest expense, net                          (1,346)    (1,346)        --         --
   Interest expense - intercompany                (1,590)    (1,590)        --     (1,590)
   Other expense                                  (3,276)    (3,276)        --         --
                                                 -------    -------    -------    -------
                                                  (6,188)    (6,188)        --     (1,590)
                                                 -------    -------    -------    -------

Minority interest in net loss                         --     (3,416)        --         --

                                                 -------    -------    -------    -------
Net loss before income taxes                      (4,986)    (1,573)        (2)    (1,592)

Income tax benefit                                    --         --         --         --
Equity in net income (loss) of investee               --         --     (3,416)        70
                                                 -------    -------    -------    -------
     Net loss                                    $(4,986)   $(1,573)   $(3,418)   $(1,522)
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

                                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                       CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                 (in thousands)
                                                   (unaudited)


                                                    BRIGHAM               BRIGHAM    BRIGHAM
                                                     OIL &     BRIGHAM,   HOLDINGS   HOLDINGS
                                                   GAS, L.P.     INC.      I, LLC    II, LLC
                                                    -------    -------    -------    -------
Revenues:
   Natural gas and oil sales                        $ 4,152    $ 4,152    $    --    $    --
   Workstation revenue                                   86         86         --         --
                                                    -------    -------    -------    -------
                                                      4,238      4,238         --         --
                                                    -------    -------    -------    -------
Costs and expenses:
   Lease operating                                      525        525         --         --
   Production taxes                                     300        300         --         --
   General and administrative                           901        901         --         --
   Depletion of natural gas and oil properties        2,935      2,935         --         --
   Depreciation and amortization                        132        132         --         --
   Amortization of stock compensation                  (123)      (123)        --         --
                                                    -------    -------    -------    -------
                                                      4,670      4,670         --         --
                                                    -------    -------    -------    -------
         Operating income (loss)                       (432)      (432)        --         --
                                                    -------    -------    -------    -------

Other income (expense):
   Interest income                                       40         40         --         --
   Interest expense, net                             (1,586)      (848)        --         --
   Interest expense - intercompany                     (666)    (1,404)        --     (1,404)
   Loss on sale of natural gas and oil properties        --         --         --         --
   Other income                                         253        253         --         --
                                                    -------    -------    -------    -------
                                                     (1,959)    (1,959)        --     (1,404)
                                                    -------    -------    -------    -------

Minority interest in net loss                            --     (1,638)        --         --

                                                    -------    -------    -------    -------
Net loss before income taxes                         (2,391)      (753)        --     (1,404)

Income tax benefit                                       --         --         --         --
Equity in net income (loss) of investee                  --         --     (1,638)       675
                                                    -------    -------    -------    -------
     Net loss                                       $(2,391)   $  (753)   $(1,638)   $  (729)
                                                    =======    =======    =======    =======



          See accompanying notes to the condensed financial statements.

                                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                       CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 (in thousands)
                                                   (unaudited)



                                                 BRIGHAM                 BRIGHAM     BRIGHAM
                                                  OIL &      BRIGHAM,    HOLDINGS    HOLDINGS
                                                 GAS, L.P.     INC.       I, LLC     II, LLC
                                                 --------    --------    --------    --------
Revenues:
   Natural gas and oil sales                     $ 14,502    $ 14,502    $     --    $     --
   Workstation revenue                                 52          52          --          --
                                                 --------    --------    --------    --------
                                                   14,554      14,554          --          --
                                                 --------    --------    --------    --------
Costs and expenses:
   Lease operating                                  1,502       1,502          --          --
   Production taxes                                 1,253       1,253          --          --
   General and administrative                       2,153       2,160           7           6
   Depletion of natural gas and oil properties      5,791       5,791          --          --
   Depreciation and amortization                      374         374          --          --
   Amortization of stock compensation                  56          56          --          --
                                                 --------    --------    --------    --------
                                                   11,129      11,136           7           6
                                                 --------    --------    --------    --------
         Operating income (loss)                    3,425       3,418          (7)         (6)
                                                 --------    --------    --------    --------

Other income (expense):
   Interest income                                     80          80          --          --
   Interest expense, net                           (3,491)     (3,491)         --          --
   Interest expense - intercompany                 (4,632)     (4,632)         --      (4,632)
   Other expense                                   (6,266)     (6,266)         --          --
                                                 --------    --------    --------    --------
                                                  (14,309)    (14,309)         --      (4,632)
                                                 --------    --------    --------    --------

Minority interest in net loss                          --      (7,456)         --          --

                                                 --------    --------    --------    --------
Net loss before income taxes                      (10,884)     (3,435)         (7)     (4,638)

Income tax benefit                                     --          --          --          --
Equity in net income (loss) of investee                --          --      (7,456)      1,313
                                                 --------    --------    --------    --------
     Net loss                                    $(10,884)   $ (3,435)   $ (7,463)   $ (3,325)
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

                                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                       CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 (in thousands)
                                                   (unaudited)



                                                    BRIGHAM                  BRIGHAM    BRIGHAM
                                                      OIL &      BRIGHAM,   HOLDINGS    HOLDINGS
                                                    GAS, L.P.      INC.      I, LLC     II, LLC
                                                    --------    --------    --------    --------
Revenues:
   Natural gas and oil sales                        $ 10,896    $ 10,896    $     --    $     --
   Workstation revenue                                   247         247          --          --
                                                    --------    --------    --------    --------
                                                      11,143      11,143          --          --
                                                    --------    --------    --------    --------
Costs and expenses:
   Lease operating                                     1,679       1,679          --          --
   Production taxes                                      685         685          --          --
   General and administrative                          2,700       2,705           5           5
   Depletion of natural gas and oil properties         5,810       5,810          --          --
   Depreciation and amortization                         398         398          --          --
   Amortization of stock compensation                    (10)        (10)         --          --
                                                    --------    --------    --------    --------
                                                      11,262      11,267           5           5
                                                    --------    --------    --------    --------
         Operating income                               (119)       (124)         (5)         (5)
                                                    --------    --------    --------    --------

Other income (expense):
   Interest income                                       134         134          --          --
   Interest expense, net                              (4,464)     (2,949)         --          --
   Interest expense - intercompany                    (1,831)     (3,346)         --      (4,082)
   Loss on sale of natural gas and oil properties    (12,195)    (12,195)         --          --
   Other expense                                        (274)       (274)         --          --
                                                    --------    --------    --------    --------
                                                     (18,630)    (18,630)         --      (4,082)
                                                    --------    --------    --------    --------

Minority interest in net loss                             --     (12,843)         --          --

                                                    --------    --------    --------    --------
Net loss before income taxes                         (18,749)     (5,911)         (5)     (4,087)

Income tax benefit                                        --          --          --          --
Equity in net income (loss) of investee                   --          --     (12,843)     (1,636)
                                                    --------    --------    --------    --------
     Net loss                                       $(18,749)   $ (5,911)   $(12,848)   $ (5,723)
                                                    ========    ========    ========    ========


          See accompanying notes to the condensed financial statements.

                                     BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 (in thousands)
                                                    (unaudited)



                                                                BRIGHAM                     BRIGHAM       BRIGHAM
                                                                 OIL &        BRIGHAM,      HOLDINGS     HOLDINGS
                                                                GAS, L.P.       INC.         I, LLC       II, LLC
                                                               -----------  ------------  -----------  ------------
Cash flows from operating activities:
    Net loss                                                    $ (10,884)     $ (3,435)    $ (7,463)     $ (3,325)
    Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
      Depletion of natural gas and oil properties                   5,791         5,791            -             -
      Depreciation and amortization                                   374           374            -             -
      Amortization of stock compensation                               56            56            -             -
      Amortization of deferred loan fees and debt issuance costs      686           686            -             -
      Amortization of deferred loss on derivatives instruments        280           280            -             -
      Market value adjustment for derivatives instruments           5,683         5,683            -             -
      Minority interest in net loss                                     -        (7,456)           -             -
      Equity in net (income) loss of investee                           -             -        7,456        (1,313)
      Changes in working capital and other items:
        (Increase) decrease in accounts receivable                 (3,323)       (3,323)           -             -
        (Increase) decrease in prepaid expenses                      (243)         (243)           -             -
        Increase (decrease) in accounts payable                    (7,550)       (7,550)           -             -
        Increase (decrease) in participant advances received           99            99            -             -
        Increase (decrease) in other current liabilities              123           123            -             -
        Increase (decrease) in intercompany accounts payable         (419)         (389)           5            62
        Other noncurrent assets                                       (58)          (58)           -             -
        Other noncurrent liabilities                                2,214         2,214            -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by operating activities           (7,171)       (7,148)          (2)       (4,576)
                                                               -----------  ------------  -----------  ------------

Cash flows from investing activities:
    Additions to natural gas and oil properties                   (19,024)      (19,024)           -             -
    Additions to other property and equipment                         (83)          (83)           -             -
    Investment in subsidiaries and intercompany advances            4,490         4,460            -             -
    Increase in drilling advances paid                                 19            19            -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by investing activities          (14,598)      (14,628)           -             -
                                                               -----------  ------------  -----------  ------------

Cash flows from financing activities:
    Increase in notes payable                                      15,000        15,000            -             -
    Increase in intercompany notes payable                          4,575         4,575            -         4,575
    Principal payments on capital lease obligations                  (168)         (168)           -             -
    Deferred loan fees paid                                          (311)         (311)           -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by financing activities           19,096        19,096            -         4,575
                                                               -----------  ------------  -----------  ------------

Net decrease in cash and cash equivalents                          (2,673)       (2,680)          (2)           (1)
Cash and cash equivalents, beginning of year                        2,718         2,736            6             6
                                                               -----------  ------------  -----------  ------------
Cash and cash equivalents, end of period                        $      45      $     56     $      4      $      5
                                                               ===========  ============  ===========  ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                      $   2,755      $  2,755     $      -      $      -
Supplemental disclosure of cash flow information:
    Intercompany capital contributions                          $       -      $  1,406     $  3,058      $  1,364

          See accompanying notes to the condensed financial statements.

                                     BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  (in thousands)
                                                   (unaudited)



                                                                BRIGHAM                     BRIGHAM       BRIGHAM
                                                                  OIL &       BRIGHAM,      HOLDINGS     HOLDINGS
                                                                GAS, L.P.       INC.         I, LLC       II, LLC
                                                               -----------  ------------  -----------  ------------
Cash flows from operating activities:
    Net loss                                                    $ (18,749)     $ (5,911)   $ (12,848)     $ (5,723)
    Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
      Depletion of natural gas and oil properties                   5,810         5,810            -             -
      Depreciation and amortization                                   398           398            -             -
      Amortization of stock compensation                              (10)          (10)           -             -
      Amortization of deferred loan fees and debt issuance costs      878           878            -             -
      Loss on sale of natural gas and oil properties               12,195        12,195
      Market value adjustment for derivative instruments              233           233
      Minority interest in net loss                                     -       (12,843)           -             -
      Equity in net (income) loss of investee                           -             -       12,843         1,636
      Changes in working capital and other items:
        (Increase) decrease in accounts receivable                  2,311         2,311            -             -
        (Increase) decrease in prepaid expenses                      (190)         (190)           -             -
        Increase (decrease) in accounts payable                    (2,466)       (2,466)           -             -
        Increase (decrease) in participant advances received        1,040         1,040            -             -
        Increase (decrease) in other current liabilities             (203)         (203)           -             -
        Increase (decrease) in intercompany accounts payable           49            11            -            53
        Other noncurrent assets                                       (76)          (76)           -             -
        Other noncurrent liabilities                               (5,663)       (5,663)           -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by operating activities           (4,443)       (4,486)          (5)       (4,034)
                                                               -----------  ------------  -----------  ------------

Cash flows from investing activities:
    Additions to natural gas and oil properties                   (20,561)      (20,561)           -             -
    Proceeds from sale of natural gas and oil properties           27,122        27,122            -             -
    Additions to other property and equipment                        (146)         (146)           -             -
    Change in investment insubsidiaries and intercompany advances    (191)           39            5             6
    Increase in drilling advances paid                               (302)         (302)           -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by investing activities            5,922         6,152            5             6
                                                               -----------  ------------  -----------  ------------

Cash flows from financing activities:
    Increase in notes payable                                      12,750        12,750            -             -
    Repayment of notes payable                                    (16,750)      (16,750)           -             -
    Increase in intercompany notes payable                          4,028         4,028            -         4,028
    Principal payments on capital lease obligations                  (193)         (193)           -             -
    Deferred loan fees paid                                          (688)         (688)           -             -
                                                               -----------  ------------  -----------  ------------
        Net cash provided (used) by financing activities             (853)         (853)           -         4,028
                                                               -----------  ------------  -----------  ------------

Net increase in cash and cash equivalents                             626           813            -             -
Cash and cash equivalents, beginning of year                        2,549         2,563            5             6
                                                               -----------  ------------  -----------  ------------
Cash and cash equivalents, end of year                          $   3,175      $  3,376    $       5     $       6
                                                               ===========  ============  ===========  ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                      $   3,739      $  3,739    $       -     $       -
Supplemental disclosure of noncash investing and financing
    activities:
    Capital lease asset additions                               $      51      $     51    $       -     $       -
    Increase in accounts payable for deferred loan fees to be
      paid in future periods                                    $     150      $    150    $       -     $       -
    Capital contributions received in exchange for accounts
      payable and other noncurrent liabilities                  $   5,469      $      -    $       -     $       -
    Intercompany capital contributions                          $       -      $  1,723    $   3,746     $   1,668

          See accompanying notes to the condensed financial statements.

                                   BRIGHAM EXPLORATION COMPANY SUBSIDIARIES
                                  CONDENSED STATEMENTS OF CHANGES IN EQUITY
                                        (in thousands, except shares)
                                                 (unaudited)


                                                                          Retained
                                                          Additional     Earnings/
                                      Common Stock          Paid-In     Accumulated     Partners'
                                 -----------------------
                                  Shares      Amounts       Capital       Deficit        Capital       Total
                                 ---------  ------------  ------------  -------------   ----------   ----------

BRIGHAM OIL & GAS, L.P.
     Balance,
       December 31, 1999                -      $      -      $      -      $       -     $  1,935     $  1,935
     Capital contribution               -             -             -              -        4,461        4,461
     Net loss                           -             -             -              -      (10,884)     (10,884)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       September 30, 2000               -      $      -      $      -      $       -     $ (4,488)    $ (4,488)
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM INC.
     Balance,
       December 31, 1999            1,000      $      1      $ 17,832      $ (17,244)    $      -     $    589
     Capital contribution               -             -         1,405              -            -        1,405
     Net loss                           -             -             -         (3,435)           -       (3,435)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       September 30, 2000           1,000      $      1      $ 19,237      $ (20,679)    $      -     $ (1,441)
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM HOLDING I, LLC
     Balance,
       December 31, 1999                -      $      -      $      -      $       -     $  1,305     $  1,305
     Capital contribution               -             -             -              -        3,056        3,056
     Net loss                           -             -             -              -       (7,463)      (7,463)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       September 30, 2000               -      $      -      $      -      $       -     $ (3,102)    $ (3,102)
                                 =========  ============  ============  =============   ==========   ==========

BRIGHAM HOLDINGS II, LLC
     Balance,
       December 31, 1999                -      $      -      $      -      $       -     $    570     $    570
     Capital contribution               -             -             -              -        1,362        1,362
     Net loss                           -             -             -              -       (3,325)      (3,325)
                                 ---------  ------------  ------------  -------------   ----------   ----------
     Balance,
       September 30, 2000               -      $      -      $      -      $       -     $ (1,393)    $ (1,393)
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

3.   AMENDMENT TO REVOLVING CREDIT FACILITY

     In February 2000, the Partnership entered into an amended and restated Credit Facility with its existing senior lenders and a new senior lender. The Credit Facility was further amended in October 2000. The amended and restated Credit Facility provides the Partnership with $75 million in borrowing availability for a three-year term. The Credit Facility includes a provision whereby certain amounts held by one of the lenders, not to exceed $30 million of the outstanding borrowings, are convertible into shares of the Company's common stock ("Convertible Notes") to the extent total borrowings exceed $45 million As of September 30 and November 10, 2000, the outstanding balance of the Convertible Notes totaled
     $30 million.

     The Credit Facility provides that the Convertible Notes can be converted into shares of the Company's common stock at the following amounts and prices: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share, and
     (iii) the final $10 million is convertible at $8.00 per share. The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the share price at which the

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     Company can force conversion of the relative portion of the Convertible Notes. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the Convertible Notes are immediately convertible. Due to the fact that the Company cannot force conversion of any portion of the Convertible Notes before February 17, 2001, and also given that the share prices at which the Company can force conversion were in excess of the market price of the Company's common stock at each draw date since the amendment of the Credit Facility, no beneficial conversion feature was recorded. If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payments of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase the Company's common stock become exercisable. Further, to the extent the Company prepays any of the Convertible Notes, it will be required to pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts range from 150% to 110%, depending on the timing of the prepayment. Such prepayment, however, would require the prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added in February 2000 and in October 2000. In connection with the February 2000 amendment, the Company reset the price of the warrants previously issued to two of its senior lenders to purchase one million shares of the Company's common stock from an exercise price of $2.25 per share to $2.02 per share.

4.   DERIVATIVE INSTRUMENTS

     The Company utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and (iii) lock-in prices to protect the economics related to certain capital projects.

     In the first nine months of 2000 the Company recognized losses of $5.2 million from hedging contracts as a component of oil and gas sales. Derivative instruments that do not qualify as hedging contracts are recorded at fair market value and recorded on the balance sheet in other liabilities. At each balance sheet date, the market value of these derivative instruments is adjusted to current value and any deferred gains or losses are recognized as a component of other income or expense. At December 31, 1999 and September 30, 2000, the market value of these derivative instruments included in other liabilities was $1.2 million and $6.8 million, respectively. In the first nine months of 2000, the Company recognized other losses of $6.3 million related to derivative instruments not qualifying as hedging contracts, including $5.7 million in non-cash losses related to the changes in fair market values of certain contracts.

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

The following tables summarize the Company's outstanding natural gas and oil derivative instruments as of September 30, 2000:


NATURAL GAS HEDGES                                          2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE              AVERAGE                   AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES    CONTRACT    VOLUMES       CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED      PRICE      HEDGED         PRICE
                   PRICING BASIS  CONTRACT TERM     (MMBTU)    ($/MMBTU)  (MMBTU)    ($/MMBTU)   (MMBTU)       ($/MMBTU)
                   -------------  -------------     --------   ---------  --------   ---------   --------       ---------

Fixed Price Swaps:

   Contract #1          ANR      October 2000 -     460,000     $2.0650    600,000     $2.0650         --         --
                     Oklahoma      April 2001
   Contract #2        Houston    October 2000 -     460,000     $2.1500    600,000     $2.1500         --         --
                   Ship Channel    April 2001
   Contract #3         TETCO     October 2000 -     460,000     $2.0575    600,000     $2.0575         --         --
                    South Texas    April 2001
Fixed Price Cap         ANR        May 2001 -            --          --  2,450,000     $2.5498   1,810,000    $2.6326
                     Oklahoma       June 2002
Fixed Price Floor       ANR        May 2001 -            --          --    765,000     $1.8000         --         --
                     Oklahoma     December 2001



CRUDE OIL HEDGES                                           2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE              AVERAGE                   AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES    CONTRACT   VOLUMES        CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED      PRICE     HEDGED          PRICE
                   PRICING BASIS  CONTRACT TERM      (BBLS)      ($/BBL)   (BBLS)    ($/BBL)     (BBLS)        ($/BBL)
                   -------------  -------------     --------   ---------  --------   ---------   -------       ---------

Fixed Price Cap        NYMEX     October 2000 -      55,200      $31.75    109,200      $26.15         --         --
                                  December 2001
Fixed Price Floor      NYMEX     October 2000 -      55,200      $18.00    109,200      $17.36         --         --
                                  December 2001


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to SFAS No. 133. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative instruments will be recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company's derivative contracts consist primarily of cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction. Changes in the fair value of these derivative instruments will be reported in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

     At September 30, 2000, the Company estimates that it would have recorded a liability of approximately $8.9 million related to its outstanding hedges discussed in Note 4 under SFAS No. 133, as amended. The Company is currently evaluating the manner in which to calculate effectiveness, as defined by SFAS No. 133. If any

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     portions of these hedges are deemed to be ineffective, that portion will be recorded in the current period earnings resulting in the potential for increased volatility in the Company's results of operations. As previously noted, the effective portion will be included in other comprehensive income.

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

6.   SUBSEQUENT EVENT

     As discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements of Brigham Exploration Company, on October 31, 2000, the Company and the Partnership entered into a series of financing agreements to provide funding to repurchase the Notes and equity securities in the Company held by affiliates of Enron North America (the "Enron Affiliates") and to continue and expand the Partnership's planned drilling program into 2001.

     FINANCING AND REPURCHASE TRANSACTIONS. The Partnership raised an aggregate of $40 million in these financing transactions through the issuance of (i) $20 million in new subordinated notes and warrants to purchase the Company's common stock, and (ii) $20 million in new mandatorily redeemable preferred stock and warrants to purchase the Company's common stock. With a portion of the proceeds from these two financing transactions, the Company purchased all of the Enron Affiliates' interests in the Company, which included (i) $51.2 million of outstanding subordinated notes and associated accrued interest obligations, (ii) warrants to purchase one million shares of common stock at $2.43 per share, and (iii) 1,052,632 shares of common stock (collectively, the "Enron Securities"), for total cash consideration of $20 million. The remaining approximate $17.5 million in net capital availability raised from these financing transactions after the repurchase of the Enron Securities and the payment of estimated fees and expenses will be used by the Partnership to fund its planned drilling program into 2001.

     NEW SUBORDINATED NOTES. The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") will bear interest at 10.75% per annum and will have no principal repayment obligations until maturity in 2005. The SCI Notes will be issued pursuant a multi-draw facility at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At the Partnership's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to the Partnership's existing $75 million senior credit facility. The SCI Notes have a five-year maturity, are redeemable at the Partnership's option for face value at anytime, and have certain financial and other covenants. The 1,250,000 warrants to purchase the Company's common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. As of November 10, 2000, the Partnership had $1 million of principal amounts of SCI Notes outstanding.

     NEW PREFERRED STOCK. The $20 million of new mandatorily redeemable preferred stock (the "Preferred Stock") issued to affiliates of Donaldson, Lufkin & Jenrette (the "DLJ Affiliates") will bear dividends at a rate of 6% per annum if paid in cash and 8% per annum if paid-in-kind through the issuance of additional Preferred Stock in lieu of cash. At the Company's option, up to 100% of the dividend payments on the Preferred Stock during the first five years can be satisfied through the issuance of PIK dividends. The Preferred Stock has a ten-year maturity and is redeemable at the Company's option at 100% or 101% of par value (depending upon certain

                    BRIGHAM EXPLORATION COMPANY SUBSIDIARIES

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     conditions) at anytime prior to maturity. The 6,666,667 warrants to purchase the Company's common stock issued to the DLJ Affiliates (the "DLJ Warrants") have a term of ten years, an exercise price of $3.00 per share and must be exercised, if the Company so requires, in the event that the Company's common stock trades at or above $5.00 per share for 60 consecutive trading days. The exercise price of the DLJ Warrants is payable either in cash or in shares of the Preferred Stock, valued at liquidation value plus accrued dividends. If the Company requires exercise of the DLJ Warrants, proceeds from the exercise of the DLJ Warrants will be used to fund the redemption of a similar value of then outstanding Preferred Stock. As of November 10, 2000, the Company had $20 million (liquidation value) of Preferred Stock outstanding.

     As a result of the repurchase of the Notes which were fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's directly or indirectly wholly-owned subsidiaries, the financial statements for Brigham Exploration Company Subsidiaries will not be required in future filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

     NATURAL GAS AND OIL SALES. Natural gas and oil sales increased 29% from $4.2 million in the third quarter of 1999 to $5.4 million in the third quarter of 2000. Of this net increase, $814,000 was attributable to an 18% increase in the average realized equivalent oil and natural gas sales price and $397,000 was attributable to a 10% increase in net equivalent production volumes. Net natural gas production volumes increased 11% from 1,142 MMcf in the third quarter of 1999 to 1,270 MMcf in the third quarter of 2000. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for natural gas decreased 3% from $2.05 per Mcf in the third quarter of 1999 to $1.99 per Mcf in the third quarter of 2000. Included in these realized prices were natural gas hedging losses of $567,000 ($0.50 per Mcf) in the third quarter of 1999 and natural gas hedging losses of $2.9 million ($2.27 per Mcf) in the third quarter of 2000. Net oil production volumes increased 6% from 87 MBbls in the third quarter of 1999 to 92 MBbls in the third quarter of 2000. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for oil increased 48% from $20.76 per Bbl in the third quarter of 1999 to $30.62 per Bbl in the third quarter of 2000. Oil hedging losses reduced realized average oil prices received in the third quarter of 2000 by $40,000 ($0.14 per Bbl). The Company had no oil hedges in place during the third quarter of 1999.

     WORKSTATION REVENUE. Workstation revenue decreased 97% from $86,000 in the third quarter of 1999 to $3,000 in the third quarter of 2000. The Company recognizes workstation revenue as industry participants in the Company's seismic programs are charged an hourly rate for the work performed by the Company on its 3-D seismic interpretation workstations. The decrease in the third quarter 2000 is attributable to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

     LEASE OPERATING EXPENSES. Lease operating expenses increased 3% from $525,000 for the third quarter of 1999 to $541,000 for the third quarter of 2000 and, on a per unit of production basis, lease operating expenses for the same periods decreased 7% from $0.32 per Mcfe to $0.30 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells with higher average working interests in the third quarter of 2000, as compared with the same period in 1999. The decrease in lease operating expenses per unit of production volume in the third quarter of 2000 relative to the third quarter of 1999 was primarily due to an increase in the number of wells which produce at relatively high rates.

     PRODUCTION TAXES. Production taxes increased 85% from $300,000 ($0.18 per
Mcfe) for the third quarter of 1999 to $554,000 ($0.30 per Mcfe) for the third quarter of 2000, primarily as a result of a 60% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 20% from $901,000 for the third quarter of 1999 to $718,000 for the third quarter of 2000 primarily due to the reduction of various administrative costs, including reduced employee payroll and benefits expenses, decreased legal expenses and lower office rent. On a per unit of production basis, general and administrative expenses decreased from $0.54 per Mcfe for the third quarter of 1999 to $0.39 per Mcfe for the third quarter of 2000 due to the combined effects of increased production volumes and lower aggregate general and administrative expenses.

     DEPLETION OF NATURAL GAS AND OIL PROPERTIES. Depletion of natural gas and oil properties decreased 24% from $2.9 million ($1.76 per Mcfe) in the third quarter of 1999 to $2.2 million ($1.21 per Mcfe) in the third quarter of 2000. A $921,000 decrease was due to a decrease in the depletion rate per unit of production resulting primarily from the estimated additions of proved natural gas and oil reserves at lower average capital costs during the third quarter of 2000 as compared with estimated amounts for the third quarter of 1999. This decrease was partially offset by a $193,000 increase due to higher production volumes.

     NET INTEREST EXPENSE. Net interest expense increased 32% from $2.5 million in the third quarter of 1999 to $3.3 million in the third quarter of 2000. This increase was due to a higher average debt balance in the third quarter of 2000 compared with the third quarter of 1999. The weighted average outstanding debt balance increased from $94.7 million in the third quarter of 1999 to $118.0 million in the third quarter of 2000. The average effective annual interest rate on borrowings outstanding during the third quarter of 1999 was 13.4% compared to 13.2% for the third quarter of 2000. Interest expense in the third quarter of 2000 included $2.2 million of non-cash charges, including (i) $1.6 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $298,000 for amortization of deferred financing fees, and (iii) $256,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. Net interest expense is reflected net of capitalized interest of $739,000 and $718,000 in the third quarter 1999 and 2000, respectively. See "Liquidity and Capital Resources
- Credit Facility; - Subordinated Notes".

     OTHER INCOME (EXPENSE). Other income (expense) decreased from $253,000 income in the third quarter of 1999 to a $3.3 million expense in the third quarter of 2000. The Company recognizes other income or expense primarily related to the changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. In the third quarter of 1999 other income included non-cash income of $296,000 related to changes in the fair market value of these contracts during the period due to lower market prices for natural gas. Other expense in the third quarter 2000 included a $3.3 million non-cash charge related to the changes in the fair market values of these contracts during the period due to higher market prices for natural gas.

     COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

     NATURAL GAS AND OIL SALES. Natural gas and oil sales increased 33% from $10.9 million in the first nine months of 1999 to $14.5 million in the first nine months of 2000. This increase was attributable to a 3% increase in equivalent production and a 29% increase in the average realized equivalent oil and natural gas sales price. Net natural gas production volumes increased 2% from 3,194 MMcf for the first nine months of 1999 to 3,257 MMcf for the first nine months of 2000. Net natural gas volumes for the first nine months of 1999 included approximately 442 MMcf attributable to properties sold by the Company in June 1999. Excluding production attributable to these divested properties, net natural gas volumes increased 18% in the first nine months of 2000, compared to adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for natural gas decreased 5% from $2.07 per Mcf in the first nine months of 1999 to $1.97 per Mcf in the first nine months of 2000. Included in these realized prices were natural gas hedging gains of $566,000 and losses of $567,000 which resulted in a net hedging loss of $1,000 in the first nine months of 1999 (no effect per Mcf), and natural gas hedging losses of $5.1 million ($1.58 per Mcf) in the first nine months of 2000. Net oil production volumes increased 6% from 266 MBbls in the first nine months of 1999 to 281 MBbls in the first quarter of 2000. Excluding 22 MBbls of net oil production attributable to properties divested in June 1999, net oil volumes increased 15% in the first nine months of 2000 as compared to the adjusted volumes produced during the same period in 1999. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells. The average price received for oil increased from $16.12 per Bbl in the first nine months of 1999 to $28.79 per Bbl in the first nine months of 2000. Oil hedging losses reduced realized average oil prices received in the first nine months of 2000 by $40,000 ($0.14 per Bbl). The Company had no oil hedges in place during the first nine months of 1999.

     WORKSTATION REVENUE. Workstation revenue decreased 79% from $247,000 in the first nine months of 1999 to $52,000 in the first nine months of 2000. The decrease in the first nine months of 2000 is primarily attributable to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

     LEASE OPERATING EXPENSES. Lease operating expenses decreased 12% from $1.7 million for the first nine months of 1999 to $1.5 million for the first nine months of 2000 and, on a per unit of production basis, lease operating expenses for the same period decreased 14% from $0.35 per Mcfe to $0.30 per Mcfe. The decrease in lease operating expenses was primarily due to a decrease in the number of producing wells in the first nine months of 2000, as compared with the same period in 1999, as a result of the Company's June 1999 property divestitures and the plugging and abandonment of certain uneconomic wells.

     PRODUCTION TAXES. Production taxes increased 90% from $685,000 ($0.14 per
Mcfe) for the first nine months of 1999 to $1.3 million ($0.25 per Mcfe) for the first nine months of 2000, as a result of a 75% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 19% from $2.7 million for the first nine months of 1999 to $2.2 million for the first nine months of 2000 primarily due to the reduction of various administrative costs, including reduced employee payroll and benefits expenses, lower office rent and reduced equipment rental and maintenance expenses. On a per unit of production basis, general and administrative expenses decreased from $0.57 per Mcfe for the first nine months of 1999 to $0.44 per Mcfe for the first nine months of 2000.

     DEPLETION OF NATURAL GAS AND OIL PROPERTIES. Depletion of natural gas and oil properties decreased slightly from $5.81 million ($1.21 per Mcfe) in the first nine months of 1999 to $5.79 million ($1.17 per Mcfe) in the first nine months of 2000. The decrease was due to a decrease in the depletion rate per unit of production resulting primarily from the estimated additions of proved natural gas and oil reserves at lower average capital costs during the first nine months of 2000 as compared with estimated amounts for the first nine months of 1999.

     NET INTEREST EXPENSE. Net interest expense increased 30% from $7.0 million in the first nine months of 1999 to $9.1 million in the first nine months of 2000. This increase was due to a higher average debt balance with a higher average interest rate in the first nine months of 2000 compared with the first nine months of 1999. The weighted average outstanding debt balance increased from $99.5 million in the first nine months of 1999 to $110.1 million in the first nine months of 2000. The average effective annual interest rate on borrowings outstanding during the first nine months of 1999 was 12.2% compared to 13.1% for the first nine months of 2000. Interest expense in the first nine months of 2000 included $6.3 million of non-cash charges, including (i) $4.6 million of interest expense related to the Subordinated Notes that was paid through the issuance of additional Subordinated Notes (or "paid-in-kind"), (ii) $987,000 for amortization of deferred financing fees, and (iii) $673,000 for amortization of debt discounts related to the issuance of the Subordinated Notes. Net interest expense is reflected net of capitalized interest of $2.3 million and $2.0 million in the first nine months of 1999 and 2000, respectively. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

     OTHER EXPENSE. Other expense increased from $274,000 in the first nine months of 1999 to $6.3 million in the first nine months of 2000. The Company recognizes other income or expense primarily related to the changes in the fair market values and the related cash flows of certain oil and natural gas hedging contracts that do not qualify for hedge accounting treatment. Other expense in the first nine months of 1999 included (i) $233,000 million of non-cash expenses related to the changes in the fair market values of these hedging contracts during the period, and (ii) $41,000 of expenses related to cash settlements incurred during the period pursuant to these hedging contracts. Other expense in the first nine months of 2000 included (i) $5.7 million of non-cash expenses related to the changes in the fair market values of these hedging contracts during the period, and (ii) $620,000 of expenses related to cash settlements incurred during the period pursuant to these hedging contracts.

     LOSS ON SALE OF NATURAL GAS AND OIL PROPERTIES. In June 1999, the Company sold all of its interests in certain producing and non-producing natural gas and oil properties for a total sales price of $17.1 million. Due to the magnitude of the reserve volumes that were attributable to these properties relative to the Company's remaining net reserve volumes, the Company recognized a $12.2 million non-cash loss in the third quarter of 1999 to reflect the difference between the sales price received (after adjustment for transaction costs) and the $28.9 million basis allocated to the divested properties in accordance with the full-cost method of accounting for oil and gas properties.

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

CREDIT FACILITY

     In January 1998, the Company entered into a revolving credit agreement (as amended, the "Credit Facility"), which provided for an initial borrowing availability of $75 million. The Credit Facility was amended in March 1999 to reduce the borrowing availability, extend the date of borrowing base redetermination, modify certain financial covenants, include certain additional covenants that place significant restrictions on the Company's ability to incur certain capital expenditures, and to increase the interest rate on outstanding borrowings.

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

     In February 2000, the Company entered into an amended and restated Credit Facility with its existing senior lenders and a new senior lender. The Credit Facility was further amended in October 2000. The amended and restated Credit Facility provides the Company with $75 million in borrowing availability for a three-year term. Total borrowing availability under the Credit Facility was increased from $70 million to $75 million in the third quarter of 2000 based on the Company's attainment of certain tests. In the February 2000 amendment, the Company's lenders indicated that the borrowing availability provided under the amended Credit Facility exceeded that which would otherwise have been made available under a more traditional conforming borrowing base calculation based on the estimated value of the Company's then current net proved reserves and cash flow.

     In connection with the Company's refinancing of its Subordinated Notes (see "Subordinated Notes" and "Refinancing Transactions") in October 2000, the Company entered into an amendment to the Credit Facility that, among other things, permitted the issuance of new subordinated notes and new preferred stock to provide funding for the repurchase of the Subordinated Notes and equity interests in the Company held by the holders of the Subordinated Notes. In addition, the minimum interest coverage ratio (as defined) tests of the Credit Facility were amended to reflect the Company's expected cash flow and interest expense beginning in the fourth quarter of 2000 subsequent to the Refinancing Transactions (as defined), and the Company conditionally waived certain rights to force conversion of that portion of the borrowings under the Credit Facility which is convertible at $3.90 per share.

     The Credit Facility includes a provision whereby certain amounts held by one lender, not to exceed $30 million, are convertible into shares of the Company's common stock (the "Convertible Notes") to the extent total borrowings under the Credit Facility exceed $45 million. The Credit Facility provides that any outstanding Convertible Notes can be converted into shares of the Company's common stock at the following amounts and prices: (i) the first $10 million of borrowings is convertible at $3.90 per share, (ii) the second $10 million is convertible at $6.00 per share and (iii) the final $10 million is convertible at $8.00 per share. As of September 30, 2000, the Company had $71 million in borrowings outstanding under the Credit Facility, of which the Convertible Notes approximate $30 million.

     The Convertible Notes could result in a beneficial conversion feature based on the relationship between the Company's stock price at the time of a borrowing and the share price at which the Company can force conversion of the relative portion of the Convertible Notes. The value assigned to the beneficial conversion feature would be recorded as a component of interest expense to the extent the applicable Convertible Notes are immediately convertible. Due to the fact that the Company cannot force conversion of any portion of the Convertible Notes before February 17, 2001, and also given that the share prices at which the Company can force conversion was in excess of the market price of the Company's common stock at each draw date since the amendment of the Credit Facility, no beneficial conversion feature was recorded.

     If the Credit Facility is repaid at maturity or is prepaid prior to maturity without payment of cash premiums, the warrants issued to the new participant in the Credit Facility to purchase the Company's common stock become exercisable. Further, to the extent the Company chooses to prepay any of the Convertible Notes without the warrants becoming exercisable, and also assuming the lender chooses not to convert to equity upon notice of such prepayment, the Company will be required to a pay a premium above the face value of the Convertible Notes to the lender. Such premium amounts would range from 150% to 110%, depending upon the timing of the prepayment. Such prepayment, however, would require prior approval of the original lenders to the Credit Facility. In addition, certain financial covenants of the Credit Facility were amended or added. In connection with this most recent amendment, the Company reset the price of the warrants previously issued to its existing senior lenders to purchase one million shares of the Company's common stock from the then current exercise price of $2.25 per share to $2.02 per share.

     Principal outstanding under the Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at the Company's option. The Company's obligations under the Credit Facility are secured by substantially all of the natural gas and oil properties and other tangible assets of the Company. At November 10, 2000, the Company had $75 million in borrowings outstanding under the Credit Facility, which bear interest at an annual rate of approximately 9.6%.

     The Credit Facility has certain financial covenants, including current and interest coverage ratios, as defined. The Company and its lenders effected the amendments to the Credit Facility described above in part to enable the Company to comply with certain financial covenants of the Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined), and the limitation on capital expenditures related to seismic and land activities. Should the Company be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, the Company's liquidity may be adversely affected, which could in turn have an adverse impact on the Company's future financial position and results of operations.

SUBORDINATED NOTES

     In August 1998, the Company issued $50 million of debt and equity securities to affiliates of Enron Corp. Securities issued by the Company in connection with this financing transaction included: (i) $40 million of Subordinated Notes, (ii) warrants to purchase one million shares of the Company's common stock at a price of $10.45 per share (the "Subordinated Note Warrants"), and (iii) 1,052,632 shares of the Company's common stock at a price of $9.50 per share

     As described below, the Company repurchased the Subordinated Notes, together with all equity interests in the Company held by the holders of the Subordinated Notes, for $20 million in cash on October 31, 2000 (see "Refinancing Transactions").

     At September 30, 2000, the Company had $49.7 million of principal amounts of Subordinated Notes outstanding. At November 10, 2000, subsequent to the Refinancing Transactions (as defined), the Company had no Subordinated Notes outstanding.

REFINANCING TRANSACTIONS

     On October 31, 2000, the Company entered into a series of financing agreements to provide funding (i) to repurchase all Subordinated Notes and equity securities in the Company held by affiliates of Enron North America (the "Enron Affiliates") at a substantial discount, and (ii) to continue and expand the Company's planned drilling program into 2001.

FINANCING AND REPURCHASE TRANSACTIONS. The Company raised an aggregate of $40 million in these financing transactions through the issuance of (i) $20 million in new subordinated notes and warrants to purchase the Company's common stock to Shell Capital Inc., and (ii) $20 million in new mandatorily redeemable preferred stock and warrants to purchase the Company's common stock to affiliates of Donaldson, Lufkin & Jenrette (the "DLJ Affiliates"). With a portion of the proceeds from these two financing transactions, the Company purchased all of the Enron Affiliates' interests in the Company, which included (i) $51.2 million of outstanding Subordinated Notes and associated accrued interest obligations, (ii) warrants to purchase one million shares of common stock at $2.43 per share, and
(iii) 1,052,632 shares of common stock (collectively, the "Enron Securities"), for total cash consideration of $20 million. The remaining approximate $17.5 million in net capital availability raised from these financing transactions, after the repurchase of the Enron Securities and the payment of estimated fees and expenses, will be used by the Company to fund its planned drilling program into 2001.

     NEW SUBORDINATED NOTES. The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") will bear interest at 10.75% per annum and will have no principal repayment obligations until maturity in 2005. The SCI Notes will be issued pursuant a multi-draw facility at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At the Company's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to the Company's existing $75 million senior credit facility. The SCI Notes have a five-year maturity, are redeemable at the Company's option for face value at anytime, and have certain financial and other covenants. The 1,250,000 warrants to purchase the Company's common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. As of November 10, 2000, the Company had $1 million of principal amount of SCI Notes outstanding.

     NEW PREFERRED STOCK. The $20 million of new mandatorily redeemable preferred stock issued to the DLJ Affiliates (the "Preferred Stock") will bear dividends at a rate of 6% per annum if paid in cash and 8% per annum if paid-in-kind through the issuance of additional Preferred Stock in lieu of cash. At the Company's option, up to 100% of the dividend payments on the Preferred Stock during the first five years can be satisfied through the issuance of PIK dividends. The Preferred Stock has a ten-year maturity and is redeemable at the Company's option at 100% or 101% of par value (depending upon certain conditions) at anytime prior to maturity. The 6,666,667 warrants to purchase the Company's common stock issued to the DLJ Affiliates (the "DLJ Warrants") have a term of ten years, an exercise price of $3.00 per share and must be exercised, if the Company so requires, in the event that the Company's common stock trades at or above $5.00 per share for 60 consecutive trading days. The exercise price of the DLJ Warrants is payable either in cash or in shares of the Preferred Stock, valued at liquidation value plus accrued dividends. If the Company requires exercise of the DLJ Warrants, proceeds from the exercise of the DLJ Warrants will be used to fund the redemption of a similar value of then outstanding Preferred Stock. As of November 10, 2000, the Company had $20 million (liquidation value) of Preferred Stock outstanding.

     The Company has agreed with the DLJ Affiliates to convene a special meeting of shareholders as promptly as practicable to approve the DLJ Warrants and any future adjustments to the exercise price of the DLJ Warrants pursuant to the terms thereof. The following shareholders, holding an aggregate of 8,693,407 shares of the Company's common stock, have agreed, pursuant to a Voting Agreement dated October 31, 2000, to vote for such approval: Ben M. and Anne L. Brigham, Harold D. Carter, General Atlantic Partners III, L.P., GAP-Brigham Partners, L.P., GAP Coinvestment Partners II, L.P., and Aspect Resources, LLC.

     Pursuant to the terms of the securities purchase agreement related to the Preferred Stock, the holders of the Preferred Stock have the right to designate one member to the Company's board of directors. As a result, Steven A. Webster has joined the board of directors of the Company contemporaneously with the issuance of the Preferred Stock, increasing the number of the Company's directors from six to seven members. Mr. Webster is a Managing Director of Global Energy Partners, Ltd., a merchant banking affiliate of Donaldson, Lufkin & Jenrette that makes investments in energy companies. In addition, Mr. Webster also serves on the boards of directors for a number of energy companies, including serving as Chairman of Carrizo Oil & Gas, Inc., an oil and gas exploration and production company operating principally in the Gulf Coast region of the United States, and as Vice Chairman of the Board of R&B Falcon Corporation, an international oil and gas drilling company that was created by the merger of Falcon Drilling Company and Reading & Bates. Mr. Webster is the founder and an original shareholder of Falcon Drilling Company.

     As a result of these collective financing and repurchase transactions (the "Refinancing Transactions"), the number of shares of the Company's common stock outstanding has decreased from approximately 17.0 million shares to 16.0 million shares, while its number of fully-diluted shares outstanding (including all stock options and warrants to purchase common stock) has increased from approximately 26.7 million shares to 32.5 million shares.

SALES OF INTERESTS IN PROJECTS AND NATURAL GAS AND OIL PROPERTIES

     DUKE PROJECT FINANCING. In February 1999, the Company entered into a project financing arrangement with Duke Energy Financial Services, Inc. ("Duke") to fund the continued exploration of five Anadarko Basin projects covered by approximately 200 square miles of 3-D seismic data acquired in 1998. In this transaction, the Company conveyed 100% of its working interest (land and seismic) in these project areas to a newly formed limited liability company (the "Duke LLC") for total consideration of $10 million. The Company is the managing member of the Duke LLC with a 1% interest, and Duke is the sole remaining member with a 99% interest. Pursuant to the terms of the Duke LLC agreement, the Company pays 100% of the drilling and completion costs for all wells drilled by the Duke LLC within the designated project areas in exchange for a 70% working interest in the wells (and their allocable drilling and spacing units), with the remaining 30% working interest remaining in the Duke LLC, subject in each instance to proportionate reduction by any ownership rights held by third parties. Upon 100% project payout, the Company has the right to back-in for 80% of the Duke LLC's working interest in all of the then producing wells (and their allocable drilling and spacing units) and a 94% working interest in any wells (and their allocable drilling and spacing units) drilled after payout within the designated project areas governed by the Duke LLC agreement, thereby increasing the Company's effective working interest in the Duke LLC wells from 70% to 94%. The Company believes this project financing arrangement to be beneficial as it enabled the Company to recoup substantially all of its pre-seismic land and seismic data acquisition costs incurred in these project areas and provided capital to fund the drilling of the first six wells within these projects.

     MID-1999 PROPERTY SALES. In June 1999, the Company sold certain producing and non-producing natural gas and oil properties located in its Anadarko Basin province to two separate parties for a total of $17.1 million. The divested properties were located in two fields operated by third parties - the Chitwood Field in Grady County, Oklahoma (originally acquired by the Company for $13.4 million in the Chitwood Acquisition in November 1997), and the Red Deer Creek Field in Roberts County, Texas. The Company's independent reservoir engineers estimated net proved reserve volumes attributable to the properties as of June 1, 1999 of approximately 36 Bcfe, of which 33% were classified as proved developed producing reserves and 59% were natural gas. The Company estimated that net production volumes from the divested properties were 2.8 MMcfe per day at the time of the sales. The Company used the proceeds from these transactions to reduce borrowings under its credit facility, which contributed to provide the Company with $8 million in borrowing availability under its then existing credit facility that was used to fund working capital needs and capital expenditures during the second half of 1999. The effective date of each transaction was June 30, 1999.

EQUITY PLACEMENTS

     VERITAS EQUITY ISSUANCES. On March 30, 1999, the Company entered into an agreement with Veritas DGC Land, Inc. to exchange 1,002,865 shares of newly issued common stock of the Company valued at $3.50 per share for approximately $3.5 million of payment obligations due to Veritas in 1999 for certain seismic acquisition and processing services previously performed. In addition, this agreement provided for the payment by the Company of up to $1 million in future seismic processing services to be performed by Veritas in newly issued shares of the Company's common stock valued at $3.50 per share, in the event that the Company did not elect to pay for such services in cash. The settlement of these future seismic processing services was determined on a quarterly basis through September 30, 1999. Pursuant to this agreement, the Company issued a total of 1,211,580 shares of common stock to Veritas to satisfy $4.2 million in aggregate payment obligations due to Veritas for seismic acquisition and processing services performed prior to 1999 and certain seismic processing services performed during 1999.

     PRIVATE EQUITY PLACEMENT. On February 22, 2000, the Company entered into an agreement to issue 2,195,122 shares of common stock and 731,707 warrants to purchase common stock for total consideration of $4.5 million in a private placement to a group of institutional investors led by affiliates of two members of the Company's board of directors. The equity sale consisted of units that included one share of common stock priced at $2.0525 per share and one-third of a warrant to purchase the Company's common stock at an exercise price of $2.5625 per share with a three-year term. Pricing of this private equity placement was based on the average market price of the Company's common stock during a twenty trading day period prior to issuance. Net proceeds from this equity placement were used to fund a portion of the Company's planned 2000 capital expenditures and working capital obligations.

CASH FLOW ANALYSIS

     CASH FLOWS FROM OPERATING ACTIVITIES. Cash flows used by operating activities were $2.1 million in the first nine months of 2000, which consisted of $6.5 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and $8.6 million used for working capital items. This compares to cash flows used by operating activities of $420,000 in the first nine months of 1999, which consisted of $4.8 million in net operating cash flow and $5.2 million in cash flow used for working capital items.

     CASH FLOWS FROM INVESTING ACTIVITIES. Cash flows used by investing activities were $19.1 million in the first nine months of 2000 as compared with $6.1 million provided by investing activities in the first nine months of 1999. Capital expenditures declined $1.5 million to $19.1 million in the first nine months of 2000 compared to $20.6 million for the comparable period in 1999. However, the Company realized net proceeds of $27.1 million in the first nine months of 1999 from the sale of producing and non-producing properties. No oil and gas properties were sold during the first nine months of 2000.

     CASH FLOWS FROM FINANCING ACTIVITIES. Cash flows provided by financing activities were $18.5 million in the first nine months of 2000 as compared with cash flows used by financing activities of $4.9 million in first nine months of 1999. This increase in cash flows provided by financing activities during the first nine months of 2000 resulted primarily from $15 million in borrowings under the Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses. During the first nine months of 1999, net borrowings under the Credit Facility decreased by $4.0 million as a portion of outstanding borrowings were repaid with proceeds received from the mid-1999 property sales.

CAPITAL EXPENDITURES

     Continuing its strategy implemented during 1999, the Company intends to focus substantially all of its efforts and available capital resources in 2000 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. The Company's 2000 capital expenditure budget is $25 million, which includes approximately $20 million for drilling projects and $5 million for non-drilling activities (primarily acreage acquisition and capitalized overhead costs). The Company's 2000 drilling program consists of a balanced blend of exploration and development drilling projects with approximately 54% of budgeted drilling expenditures targeted for exploratory prospects, 28% for development locations and the remaining 18% for development locations that are contingent upon drilling success during the year. In addition, the Company's 2000 budgeted drilling expenditures have been allocated approximately 75% to its Gulf Coast province and 25% to its Anadarko Basin province, concentrated within trends where the Company has experienced exploration success to date. The Company intends to fund the majority of its budgeted capital expenditures through a combination of cash flow from operations, available borrowings under the Credit Facility and the SCI Notes facility, and the proceeds from its February 2000 private equity placement. Additionally, the Company may supplement its available capital resources through corporate debt and/or equity financings and selective sales of interests in non-producing assets, including interests in its 3-D seismic projects and promoted interests in future drilling prospects or locations.

     Due to the Company's active exploration and development activities, the Company has experienced and expects to continue to experience substantial working capital requirements. Based on current conditions and expectations, the Company believes that cash flow from operations and borrowings under the Credit Facility and SCI Notes facility are sufficient to finance its planned capital expenditures and negative working capital requirements for 2000.

OTHER MATTERS

DERIVATIVE INSTRUMENTS

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

     In September 1999, the Company sold call options on a portion of its future oil and natural gas production. The Company applied the proceeds from the sale of these call options to increase the effective fixed swap price on its then existing natural gas hedging contracts during the months of October 1999 through January 2000 by an average of $0.57 per MMBtu. For accounting purposes, the improvement in the Company's fixed natural gas swap price attributable to these transactions is not reflected in reported revenues. Rather, it is reflected in
(i) other income (expense) on the income statement, and (ii) amortization of deferred loss on derivatives instruments and market value adjustment for derivatives instruments on the cash flow statement.

     In March 2000, the Company purchased put options on a portion of its future oil and natural gas production. These transactions effectively converted a portion of its existing call options into collars, thus providing a hedge to future changes in oil and natural gas prices. The Company also entered into costless collars on additional future oil and natural gas production thus providing further protection to the Company's exposure to potential oil and natural gas price declines.

     The following tables summarize the Company's outstanding natural gas and oil derivative instruments as of September 30, 2000:


NATURAL GAS HEDGES                                        2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE             AVERAGE                     AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES   CONTRACT     VOLUMES        CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED     PRICE      HEDGED          PRICE
                   PRICING BASIS  CONTRACT TERM      (MMBTU)   ($/MMBTU)   (MMBTU)  ($/MMBTU)    (MMBTU)        ($/MMBTU)
                   -------------  -------------     --------   ---------  --------  ---------    -------        ---------



Fixed Price Swaps:
   Contract #1          ANR      October 2000 -     460,000     $2.0650    600,000    $2.0650          --           --
                     Oklahoma      April 2001

   Contract #2        Houston    October 2000 -     460,000     $2.1500    600,000    $2.1500          --           --
                   Ship Channel    April 2001

   Contract #3         TETCO     October 2000 -     460,000     $2.0575    600,000    $2.0575          --           --
                    South Texas    April 2001

Fixed Price Cap         ANR        May 2001 -            --          --  2,450,000    $2.5498   1,810,000      $2.6326
                     Oklahoma       June 2002

Fixed Price Floor       ANR        May 2001 -            --          --    765,000    $1.8000          --           --
                     Oklahoma     December 2001

CRUDE OIL HEDGES                                            2000                 2001                   2002
                                                   ---------------------  --------------------  -----------------------
                                                                AVERAGE              AVERAGE                   AVERAGE
                                                    VOLUMES     CONTRACT  VOLUMES    CONTRACT   VOLUMES        CONTRACT
                                     MONTHLY         HEDGED      PRICE     HEDGED     PRICE     HEDGED          PRICE
                   PRICING BASIS  CONTRACT TERM      (BBLS)      ($/BBL)   (BBLS)    ($/BBL)     (BBLS)         ($/BBL)
                   -------------  -------------     --------   ---------  --------   ---------   -------       ---------

Fixed Price Cap        NYMEX     October 2000 -      55,200      $31.75    109,200      $26.15      --           --
                                  December 2001

Fixed Price Floor      NYMEX     October 2000 -      55,200      $18.00    109,200      $17.36      --           --
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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to SFAS No. 133. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001.

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivative instruments will be recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company's derivative contracts consist primarily of cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction. Changes in the fair value of these derivative instruments will be reported in other comprehensive income and will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

     At September 30, 2000, the Company estimates that it would have recorded a liability of approximately $8.9 million related to its outstanding hedges discussed in DERIVATIVE INSTRUMENTS above under SFAS No. 133, as amended. The Company is currently evaluating the manner in which to calculate effectiveness, as defined by SFAS No. 133. If any portions of these hedges are deemed to be ineffective, that portion will be recorded in the current period earnings resulting in the potential for increased volatility in the Company's results of operations. As previously noted, the effective portion will be included in other comprehensive income.

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

FORWARD LOOKING INFORMATION

     The Company or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling through 2000 and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to the Company and its project participants, government regulations and other factors detailed herein and in the Company's 1999 Form 10-K report and other SEC filings. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In Part II, Item 7A of the Company's Form 10-K report for the year ended December 31, 1999 (see page 41 of the Company's 1999 Form 10-K), the Company provided a discussion of its market risk. See Note 6 to the Condensed Consolidated Financial Statements of Brigham Exploration Company regarding the Company's market risk associated with its derivative instruments at September 30, 2000. There were no material changes during the third quarter of 2000 in the Company's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in the Company's 1999 Form 10-K report.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          4.1 Certificate of Designations of Series a Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as amended (filed November 8,
                    2000), and incorporated herein by reference).

          10.1 Securities and Note Acquisition Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP, Brigham, Inc., Brigham Exploration Company, Brigham Holdings I, LLC, Brigham Holdings II, LLC, ECT Merchant Investment Corp., and Joint Energy Development Investments II Limited Partnership (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.2 Subordinated Credit Agreement dated as of October 31, 2000 among Brigham Oil & Gas, LP, as Borrower, Shell Capital Inc., as Agent, and the Lenders signatory hereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.3 Subordinated Guaranty Agreement dated as of October 31, 2000 by Brigham Exploration Company in favor of Shell Capital Inc., as Agent, and each of the Lenders party to the Credit Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.4 Ancillary Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP and Shell Capital Inc. (filed as
                    Exhibit 10.4 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.5 Intercreditor and Subordination Agreement dated as of October 31, 2000 by and among Bank of Montreal, as Senior Agent and a Senior Lender, Societe Generale, Southwest Agency, as a Senior Lender, Shell Capital Inc., as a Senior Lender, Shell Capital Inc., both as a Subordinated Agent and a Subordinated Lender, Brigham Exploration Company, Brigham Oil & Gas, LP, Brigham, Inc., Brigham Holdings I, LLC, and Brigham Holdings II, LLC (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.6 Warrant Agreement dated as of October 31, 2000 by and between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.7 First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP, Bank of Montreal, Societe Generale, Southwest Agency, and Shell Capital Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.8 First Amendment to Amended and Restated Guaranty Agreement dated as of October 31, 2000 between Brigham Exploration Company and Bank of Montreal (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.9 Securities Purchase Agreement dated as of November 1, 2000 between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.10 Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP (filed as Exhibit 10.10 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.11 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ MB Funding III, Inc. (filed as Exhibit 10.11 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.12 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ ESC II, LP (filed as Exhibit 10.12 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          27        Financial Data Schedule

          (b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on August 14, 2000, to report the announcements (i) on August 2, 2000, of its quarterly overview of operational activity for the three month period ended June 30, 2000, which included the announcement of a new South Texas Wilcox discovery, and (ii) on August 3, 2000, of its financial results for the quarter ended June 30, 2000. The Form 8-K included copies of the Company's press release that provided these announcements.

     The Company filed a report on Form 8-K on August 31, 2000, to report the announcement on August 22, 2000, of initial production results for two Texas Gulf Coast wells completed in its Diablo Project in the Home Run Field and in its Caliente Project. The Form 8-K included a copy of the Company's press release that provided this announcement.

     The Company filed a report on Form 8-K on November 3, 2000 (and a subsequent amendment thereto on November 8, 2000) to report the announcement on November 2, 2000, that it entered into a series of financing agreements that provided funding (i) to repurchase all subordinated debt and equity securities in the Company held by affiliates of Enron North America, and (ii) to continue and expand the Company's planned drilling program into 2001. The Form 8-K included a copy of the Company's press release that provided this announcement, and the amended Form 8-K included exhibits of the material agreements related to these financing transactions.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2000.

                          BRIGHAM EXPLORATION COMPANY

                          By:       /s/  BEN M. BRIGHAM
                                 ----------------------------------------
                                 Ben M. Brigham
                                 Chief Executive Officer, President and
                                    Chairman of the Board

                          By:       /s/  CURTIS F. HARRELL
                                 ----------------------------------------
                                 Curtis F. Harrell
                                 Chief Financial Officer

                              INDEX TO EXHIBITS

       EXHIBIT
          NO.                            DESCRIPTION
          ---                            -----------

          4.1 Certificate of Designations of Series a Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, as amended (filed November 8,
                    2000), and incorporated herein by reference).

          10.1 Securities and Note Acquisition Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP, Brigham, Inc., Brigham Exploration Company, Brigham Holdings I, LLC, Brigham Holdings II, LLC, ECT Merchant Investment Corp., and Joint Energy Development Investments II Limited Partnership (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.2 Subordinated Credit Agreement dated as of October 31, 2000 among Brigham Oil & Gas, LP, as Borrower, Shell Capital Inc., as Agent, and the Lenders signatory hereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.3 Subordinated Guaranty Agreement dated as of October 31, 2000 by Brigham Exploration Company in favor of Shell Capital Inc., as Agent, and each of the Lenders party to the Credit Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.4 Ancillary Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP and Shell Capital Inc. (filed as
                    Exhibit 10.4 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.5 Intercreditor and Subordination Agreement dated as of October 31, 2000 by and among Bank of Montreal, as Senior Agent and a Senior Lender, Societe Generale, Southwest Agency, as a Senior Lender, Shell Capital Inc., as a Senior Lender, Shell Capital Inc., both as a Subordinated Agent and a Subordinated Lender, Brigham Exploration Company, Brigham Oil & Gas, LP, Brigham, Inc., Brigham Holdings I, LLC, and Brigham Holdings II, LLC (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.6 Warrant Agreement dated as of October 31, 2000 by and between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.7 First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2000 by and among Brigham Oil & Gas, LP, Bank of Montreal, Societe Generale, Southwest Agency, and Shell Capital Inc. (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.8 First Amendment to Amended and Restated Guaranty Agreement dated as of October 31, 2000 between Brigham Exploration Company and Bank of Montreal (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.9 Securities Purchase Agreement dated as of November 1, 2000 between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.10 Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP (filed as

                    Exhibit 10.10 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.11 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ MB Funding III, Inc. (filed as Exhibit 10.11 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          10.12 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ ESC II, LP (filed as Exhibit 10.12 to the Company's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

          27        Financial Data Schedule