Form 10-Q/A
period 2000-09-30
BRIGHAM EXPLORATION CO
filed 2000-11-14
CIK 1034755

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

                       THIRD QUARTER 2000 FORM 10-Q/A REPORT

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

          10.9 Securities Purchase Agreement dated as of November 1, 2000 between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, as amended (filed
                    8, 2000), and incorporated herein by reference).

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

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.

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