Form 10-Q
period 2001-03-31
BRIGHAM EXPLORATION CO
filed 2001-05-10
CIK 1034755

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


                  For the quarterly period ended March 31, 2001

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
 (State of other jurisdiction   (Primary Standard Industrial    (I.R.S. Employer
     of incorporation or         Classification Code Number)     Identification
        organization)                                                Number)

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


     As of May 10, 2001, 15,992,518 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY
                       FIRST QUARTER 2001 FORM 10-Q REPORT

                                TABLE OF CONTENTS
                                -----------------

                                                                                           PAGE
                                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL  STATEMENTS
          Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000 . . . 1
          Condensed Consolidated Statements of Operations - Three months ended
              March  31,  2001  and  2000 . . . . . . . . . . . . . . . . . . . . . . . . . .2
          Condensed Consolidated Statements of Changes in Stockholders' Equity - Three
              months  ended  March  31,  2001 . . . . . . . . . . . . . . . . . . . . . . . .3
          Condensed Consolidated Statement of Cash Flows - Three months ended
              March  31,  2001  and  2000 . . . . . . . . . . . . . . . . . . . . . . . . . .4
          Notes  to  Condensed  Consolidated  Financial  Statements . . . . . . . . . . . . .5

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . . . . . . . . . . . .9

ITEM 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
          ABOUT  MARKET  RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS . . . . . . . . . . . . . . . . . 17

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS . . . . . . . . . . . 17

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                                                BRIGHAM EXPLORATION COMPANY

                                                  CONDENSED CONSOLIDATED
                                                      BALANCE SHEETS
                                                      (in thousands)
                                                       (unaudited)


                                                                                                March 31,    December 31,
                                                                                                  2001           2000
                                                                                               -----------  --------------
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                    $   12,029   $         837
  Accounts receivable                                                                              12,863           9,277
  Other current assets                                                                                563             559
                                                                                               -----------  --------------
    Total current assets                                                                           25,455          10,673
                                                                                               -----------  --------------

Oil and gas properties, at cost, net                                                              137,665         129,490
Other property and equipment, at cost, net                                                          1,311           1,341
Drilling advances paid                                                                                575             960
Deferred loan fees                                                                                  3,995           4,338
Other noncurrent assets                                                                               100             109
                                                                                               -----------  --------------
                                                                                               $  169,101   $     146,911
                                                                                               ===========  ==============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $   10,049   $       9,211
  Accrued drilling costs                                                                            2,175             792
  Participant advances received                                                                       300             136
  Other current liabilities                                                                        11,063           7,760
                                                                                               -----------  --------------
    Total current liabilities                                                                      23,587          17,899
                                                                                               -----------  --------------

Notes payable                                                                                      75,000          75,000
Senior subordinated notes                                                                          16,075           7,000
Other noncurrent liabilities                                                                        2,025           3,697

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated value,
  2,250,000 shares authorized, 1,513,334 and 1,000,000 shares issued and outstanding
  at March 31, 2001 and December 31, 2000, redemption value $20 per share                          14,183           8,558

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, none issued and outstanding            -               -
  Common stock, $.01 par value, 50 million shares authorized, 17,045,150 and
    17,030,176 shares issued at March 31, 2001 and December 31, 2000, respectively                    170             170
  Additional paid-in capital                                                                       82,353          78,274
  Unearned stock compensation                                                                      (1,233)         (1,321)
  Accumulated deficit                                                                             (37,514)        (38,416)
  Treasury stock, at cost; 1,052,632 shares at March 31, 2001 and December 31, 2000                (3,950)         (3,950)
  Accumulated other comprehensive income (loss)                                                    (1,595)              -
                                                                                               -----------  --------------
    Total stockholders' equity                                                                     38,231          34,757
                                                                                               -----------  --------------
                                                                                               $  169,101   $     146,911
                                                                                               ===========  ==============

      Oil and gas properties are accounted for using the full cost method.


   See accompanying notes to the condensed consolidated financial statements.

                             BRIGHAM EXPLORATION COMPANY

                                CONDENSED CONSOLIDATED
                               STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                   ------------------
                                                                     2001      2000
                                                                   --------  --------
Revenues:
  Oil and gas sales                                                $ 6,905   $ 4,505
  Other                                                                138        33
                                                                   --------  --------
                                                                     7,043     4,538
                                                                   --------  --------

Costs and expenses:
  Lease operating                                                      706       459
  Production taxes                                                     466       304
  General and administrative                                           817       740
  Depletion of oil and gas properties                                2,477     1,764
  Depreciation and amortization                                        110       123
  Amortization of stock compensation                                    42        12
                                                                   --------  --------
                                                                     4,618     3,402
                                                                   --------  --------
  Operating income                                                   2,425     1,136
                                                                   --------  --------

Other income (expense):
  Interest income                                                       62        37
  Interest expense, net                                             (1,806)   (2,775)
  Other income (expense)                                               221      (596)
                                                                   --------  --------
                                                                    (1,523)   (3,334)
                                                                   --------  --------

Income (loss) before income taxes                                      902    (2,198)
Income tax benefit (expense)                                             -         -
                                                                   --------  --------

Net income (loss)                                                      902    (2,198)

Less accretion and dividends on redeemable preferred stock             478         -
                                                                   --------  --------

Net income (loss) attributable to common stockholders              $   424   $(2,198)
                                                                   ========  ========

Net income (loss) per share attributable to common stockholders:
  Basic                                                            $  0.03   $ (0.14)
  Diluted                                                          $  0.02   $ (0.14)

   See accompanying notes to the condensed consolidated financial statements.

                                                    BRIGHAM EXPLORATION COMPANY

                                                      CONDENSED CONSOLIDATED
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (in thousands)
                                                            (unaudited)

                                                                                                         Accumulated
                                                                                                           Other
                                                                                                           Compre-
                                    Common Stock   Additional   Unearned     Accum-     Treasury Stock     hensive     Total
                                  ---------------   Paid-in      Stock       ulated    -----------------   Income   Stockholders'
                                  Shares  Amounts   Capital   Compensation   Deficit   Shares    Amounts    (Loss)     Equity
                                  ------  -------  ---------  ------------  ---------  -------  --------  ---------  ---------
Balance, December 31, 2000        17,030  $   170  $ 78,274   $    (1,321)  $(38,416)  (1,053)  $(3,950)  $      -   $ 34,757

Exercise of employee stock
  options                             15        -        57             -          -        -         -          -         57
Issuance of warrants                   -        -     4,500             -          -        -         -          -      4,500
Dividends on mandatorily
  redeemable Series A
  Preferred Stock                      -        -      (457)            -          -        -         -          -       (457)
Accretion on mandatorily
  redeemable Series A
  Preferred Stock                      -        -       (21)            -          -        -         -          -        (21)
Amortization of unearned
  stock compensation                   -        -         -            88          -        -         -          -         88
Net income                             -        -         -             -        902        -         -          -        902
Other comprehensive
  income (loss):
    Cumulative effect (loss) on
       the adoption of FAS 133         -        -         -             -          -        -         -    (11,800)   (11,800)
    Change in fair value of
       cash flow hedges                -        -         -             -          -        -         -     10,205     10,205
Comprehensive loss
                                  ------  -------  ---------  ------------  ---------  -------  --------  ---------  ---------
Balance, March 31, 2001           17,045  $   170  $ 82,353   $    (1,233)  $(37,514)  (1,053)  $(3,950)  $ (1,595)  $ 38,231
                                  ======  =======  =========  ============  =========  =======  ========  =========  =========

                                   Compre-
                                   hensive
                                   Income
                                   (Loss)
                                  ---------
Balance, December 31, 2000

Exercise of employee stock
  options
Issuance of warrants
Dividends on mandatorily
  redeemable Series A
  Preferred Stock
Accretion on mandatorily
  redeemable Series A
  Preferred Stock
Amortization of unearned
  stock compensation
Net income                        $    902
Other comprehensive
  income (loss):
    Cumulative effect (loss) on
       the adoption of FAS 133     (11,800)
    Change in fair value of
       cash flow hedges             10,205
                                  ---------
Comprehensive loss                $   (693)
                                  =========
Balance, March 31, 2001

   See accompanying notes to the condensed consolidated financial statements.

                                            BRIGHAM EXPLORATION COMPANY

                                              CONDENSED CONSOLIDATED
                                             STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)
                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                                ------------------
                                                                                                  2001      2000
                                                                                                --------  --------
Cash flows from operating activities:
  Net income (loss)                                                                             $   902   $(2,198)
  Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
    Depletion of oil and gas properties                                                           2,477     1,764
    Depreciation and amortization                                                                   110       123
    Amortization of stock compensation                                                               42        12
    Interest paid through the issuance of additional senior subordinated notes                       75     1,477
    Amortization of deferred loan fee and debt issuance costs                                       343       391
    Amortization of discount on senior subordinated notes                                             -       180
    Amortization of deferred loss on derivative instruments                                           -       280
    Market value adjustment for derivative instruments                                             (221)      443
    Changes in working capital and other items:
      Increase in accounts receivable                                                            (3,586)     (221)
      Increase in other current assets                                                               (4)      (90)
      Increase (decrease) in accounts payable                                                       838    (6,433)
      Increase in participant advances received                                                     164     1,127
      Increase in other current liabilities                                                         111       138
      Decrease in other noncurrent assets                                                             9        43
      Decrease in other noncurrent liabilities                                                       (8)       (8)
                                                                                                --------  --------
        Net cash provided (used) by operating activities                                          1,252    (2,972)
                                                                                                --------  --------

Cash flows from investing activities:
  Additions to oil and natural gas properties                                                    (9,223)   (3,738)
  Additions to other property and equipment                                                         (80)       (9)
  (Increase) decrease in drilling advances paid                                                     385      (410)
                                                                                                --------  --------
        Net cash used by investing activities                                                    (8,918)   (4,157)
                                                                                                --------  --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                              -     4,205
  Proceeds from exercise of employee stock options                                                   57         -
  Proceeds from issuance of preferred stock and warrants, net                                     9,838         -
  Proceeds from issuance of senior subordinated notes and warrants                                9,000       260
  Increase in notes payable                                                                           -     2,000
  Principal payments on capital lease obligations                                                   (37)      (58)
  Deferred loan fees paid                                                                             -      (361)
                                                                                                --------  --------
        Net cash provided by financing activities                                                18,858     6,046
                                                                                                --------  --------

Net increase (decrease) in cash and cash equivalents                                             11,192    (1,083)
Cash and cash equivalents, beginning of period                                                      837     2,742
                                                                                                --------  --------
Cash and cash equivalents, end of period                                                        $12,029   $ 1,659
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

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   ORGANIZATION  AND  NATURE  OF  OPERATIONS

     Brigham Exploration Company ("Brigham"), a Delaware corporation formed on February 25, 1997, explores and develops onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham focuses its exploration and development of onshore oil and natural gas properties primarily in the Anadarko Basin, the Texas Gulf Coast and West Texas.

2.   BASIS  OF  PRESENTATION

     The accompanying financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with Brigham's 2000 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

3.   PRIVATE  PLACEMENT  OF  PREFERRED  STOCK

     In March 2001, Brigham issued 500,000 additional shares of mandatorily redeemable Series A Preferred Stock and 2,105,263 additional warrants to purchase Brigham's common stock (the "Additional Series A Warrants") for $10 million.

     The Additional Series A Warrants have a term of ten years, an exercise price of $4.75 per share and must be exercised, if Brigham so requires, in the event that the market price of Brigham's common stock averages at least 150% of the exercise price ($7.125 per share) for 60 consecutive trading days. The exercise price of the Additional Series A Warrants is payable either in cash or in shares of Series A Preferred Stock, valued at liquidation value plus accrued dividends. If Brigham requires exercise of the Additional Series A Warrants, proceeds will be used to fund the redemption of a similar value of then outstanding Series A Preferred Stock. The Additional Series A Warrants were valued at approximately $4.5 million using the Black-Scholes valuation model and were recorded as additional paid-in capital.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   NET  INCOME  (LOSS)  PER  SHARE

     Basic earnings per common share ("EPS") are computed by dividing net income
     (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

     The following table reconciles the numerators and denominators of the basic and diluted earning per common share computations for net income (loss) available to common stockholders for the three months ended March 31, 2001 and 2000:

                                                                    Three months ended
                                                                        March 31,
                                                                     -----------------
                                                                      2001      2000
                                                                     -------  --------
Basic EPS:
  Income (loss) available to common stockholders                     $   424  $(2,198)
                                                                     =======  ========

  Weighed average common shares outstanding                           15,983   15,279
                                                                     =======  ========

  Basic EPS                                                          $  0.03  $ (0.14)
                                                                     =======  ========

Diluted EPS:
  Income (loss) available to common stockholders                     $   424  $(2,198)
  Plus amortization of compensation expense on stock options               4        -
                                                                     -------  --------

  Adjusted income (loss) available to common stockholders - diluted  $   428  $(2,198)
                                                                     =======  ========

  Weighted average common shares outstanding                          15,983   15,279
  Effect of potentially dilutive securities:
    Warrants                                                           1,320        -
    Stock options                                                        585        -
                                                                     -------  --------
  Potentially dilutive common shares                                   1,905        -

  Adjusted weighted average common shares outstanding - diluted       17,888   15,279
                                                                     =======  ========

  Diluted EPS                                                        $  0.02  $ (0.14)
                                                                     =======  ========

     At March 31, 2001 and 2000, options and warrants to purchase 14.3 million and 8.0 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the effects would have been anitdilutive.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.   DERIVATIVE  INSTRUMENTS

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and (iii) lock-in prices to protect the economics related to certain capital projects.

     On January 1, 2001, Brigham adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. In accordance with FAS 133, all derivative instruments are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Brigham's hedge contracts consist primarily of cash flow hedge transactions in which Brigham is hedging the variability of cash flows related to forecasted transactions. Changes in the fair value of these derivative instruments are reported in other comprehensive income and are recognized as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings.

     On January 1, 2001, Brigham recorded a net of tax cumulative effect adjustment of $(11.8) million to other comprehensive income (loss) to recognize the fair value (liability) of all derivative instruments that qualify for hedge accounting treatment in accordance with FAS 133. In the first quarter of 2001, Brigham recognized losses of $6.6 million from hedging contracts, which was recorded as a reduction of oil and gas sales, and $10.2 million of gains related to changes in the fair value, which was recorded as a reduction of the liability with a corresponding offset recorded in other comprehensive income.

     Derivative instruments that do not qualify as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of these derivative instruments is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At March 31, 2001 and December 31, 2000, the fair value of these derivative instruments included in other liabilities was $9.8 million and $10.1 million, respectively. In the first quarter of 2001, Brigham recognized $221,000 in non-cash gains related to changes in the fair values of these derivative contracts.

                           BRIGHAM EXPLORATION COMPANY

                             NOTES TO THE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The following tables summarize Brigham's outstanding oil and natural gas derivative instruments as of March 31, 2001:

NATURAL GAS DERIVATIVE CONTRACTS                           2001                   2002
                                                  ----------------------  ----------------------
                                                               AVERAGE                 AVERAGE
                                                   VOLUMES     CONTRACT    VOLUMES     CONTRACT
                                      MONTHLY       HEDGED      PRICE       HEDGED      PRICE
                    PRICING BASIS  CONTRACT TERM   (MMBTU)    ($/MMBTU)    (MMBTU)    ($/MMBTU)
                    -------------  -------------  ----------  ----------  ----------  ----------
Fixed Price Swaps:

  Contract #1       ANR            April 2001        150,000  $   2.0650          --          --
                    Oklahoma

  Contract #2       Houston        April 2001        150,000  $   2.1500          --          --
                    Ship Channel

  Contract #3       TETCO          April 2001        150,000  $   2.0575          --          --
                    South Texas

Fixed Price Cap     ANR            May 2001 -      2,450,000  $   2.5498   1,810,000  $   2.6326
                    Oklahoma       June 2002

Fixed Price Floor   ANR            May 2001 -        765,000  $   1.8000          --          --
                    Oklahoma       December 2001


CRUDE OIL DERIVATIVE CONTRACTS                          2001                 2002
                                                 --------------------  -------------------
                                                            AVERAGE               AVERAGE
                                                 VOLUMES    CONTRACT   VOLUMES   CONTRACT
                                     MONTHLY      HEDGED     PRICE      HEDGED     PRICE
                   PRICING BASIS  CONTRACT TERM   (BBLS)    ($/BBL)     (BBLS)    ($/BBL)
                   -------------  -------------  --------  ----------  --------  ---------
Fixed Price Cap    NYMEX          April 2001 -     73,600  $    25.93        --         --
                                  December 2001
Fixed Price Floor  NYMEX          April 2001 -     73,600  $    17.05        --         --
                                  December 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison  of  the  three  month  periods  ended  March  31,  2001  and  2000

     Oil and natural gas sales. Oil and natural gas sales increased 53% from $4.5 million in the first quarter of 2000 to $6.9 million in the first quarter of 2001. Of this net increase, $1.7 million was attributable to a 14% increase in the average realized equivalent oil and natural gas sales price and $661,000 was attributable to a 35% increase in net equivalent production volumes. Net natural gas production volumes increased 71% from 940 MMcf in the first quarter of 2000 to 1,610 MMcf in the first quarter of 2001. This increase was principally due to the completion of wells drilled over the past twelve months and recompletion and workover projects performed on certain producing wells, offset in part by natural production decline. The average price received for natural gas increased 57% from $1.93 per Mcf in the first quarter of 2000 to $3.03 per Mcf in the first quarter of 2001. Included in these realized prices was natural gas hedging losses of $514,000 ($0.55 per Mcf) in the first quarter of 2000 and natural gas hedging losses of $6.6 million ($4.08 per Mcf) in the first quarter of 2001. Net oil production volumes decreased 24% from 99 MBbls in the first quarter of 2000 to 76 MBbls in the first quarter of 2001. This decrease was principally due to natural production decline coupled with Brigham's emphasis on drilling natural gas wells during the past twelve months. The average price received for oil decreased 2% from $27.16 per Bbl in the first quarter of 2000 to $26.74 per Bbl in the first quarter of 2001. Oil hedging losses reduced realized average oil prices received by $2,000 ($0.02 per Bbl) in the first quarter of 2000 and by $75,000 ($1.00 per Bbl) in the first quarter of 2001.

     Other revenue. Other revenue increased 318% from $33,000 in the first quarter of 2000 to $138,000 in the first quarter of 2001. The increase in the first quarter 2001 is primarily attributable to higher natural gas pipeline transportation revenue offset in part by lower workstation revenue due to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the prior year period.

     Lease operating expenses. Lease operating expenses increased 54% from $459,000 for the first quarter of 2000 to $706,000 for the first quarter of 2001, and, on a per unit of production basis, lease operating expenses for the same periods increased 13% from $0.30 per Mcfe to $0.34 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells as compared with the same period in 2000. The increase in lease operating expenses per unit of production volume in the first quarter of 2001 relative to the first quarter of 2000 was primarily due to unusual non-recurring maintenance and workovers on certain wells during the first quarter of 2001.

     Production taxes. Production taxes increased 53% from $304,000 ($0.20 per Mcfe) for the first quarter of 2000 to $466,000 ($0.23 per Mcfe) for the first quarter of 2001, primarily as a result of (i) a 101% increase in the average equivalent price received for natural gas and oil sales before the effects of hedging gains and losses, and (ii) a 35% increase in net equivalent production volumes, each of which was offset by the recording of a $455,000 reimbursement of previously incurred production taxes related to certain wells that qualify for severance tax refunds. Of the $455,000 total production tax reimbursements recorded in the first quarter of 2001, $211,000 related to volumes produced during the first quarter of 2001 and $244,000 related to volumes produced during prior periods in 1999 and 2000.

     General and administrative expenses. General and administrative expenses increased 10% from $740,000 for the first quarter of 2000 to $817,000 for the first quarter of 2001 primarily due to higher employee payroll and benefits expenses. On a per unit of production basis, general and administrative expenses decreased from $0.48 per Mcfe for the first quarter of 2000 to $0.40 per Mcfe for the first quarter of 2001 as increased production volumes more than offset higher aggregate general and administrative expenses.

     Depletion of oil and natural gas properties. Depletion of oil and natural properties increased 40% from $1.8 million ($1.15 per Mcfe) in the first quarter of 2000 to $2.5 million ($1.20 per Mcfe) in the first quarter of 2001. Of this increase, $636,000 was due to higher production volumes and $77,000 was due to an increase in the depletion rate per unit of production. The increase in the per unit depletion rate resulted primarily from the estimated additions of proved oil and natural gas reserves at higher average capital costs during the first quarter of 2001 as compared with estimated amounts for the first quarter of 2000.

     Net interest expense. Net interest expense decreased 35% from $2.8 million in the first quarter of 2000 to $1.8 million in the first quarter of 2001. This decrease was due to a lower average debt balance and lower interest rates on outstanding borrowings in the first quarter of 2001 compared with the first quarter of 2000. These reductions were principally due to Brigham's debt refinancing transactions that were completed during the fourth quarter of 2000 (see "Liquidity and Capital Resources - Refinancing Transactions"). The weighted average outstanding debt balance decreased from $103.5 million in the first quarter of 2000 to $88.3 million in the first quarter of 2001. The average effective annual interest rate on borrowings outstanding during the first quarter of 2000 was 13.1% compared to 10.9% for the first quarter of 2001. Net interest expense is reflected net of capitalized interest of $642,000 and $572,000 in the first quarter 2000 and 2001, respectively. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

     Other income (expense). Other income (expense) increased $817,000 from an expense of $596,000 in the first quarter of 2000 to income of $221,000 in the first quarter of 2001. Brigham recognizes other income or expense associated with changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. In the first quarter of 2000, other income (expense) consisted primarily of (i) $443,000 of non-cash expenses related to the changes in the fair market values of these derivative contracts during the period, and (ii) $148,000 of expenses related to cash settlements incurred during the period pursuant to these derivative contracts. In the first quarter of 2001, other income (expense) consisted entirely of $221,000 of non-cash income related to the changes in the fair market values of these derivative contracts during the period.

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

Credit  Facility

     In January 1998, Brigham entered into a revolving credit agreement (as amended, the "Senior Credit Facility"), which provided for an initial borrowing availability of $75 million. The Senior Credit Facility was amended in March 1999, July 1999, February 2000 and October 2000. The amended and restated Senior Credit Facility provides Brigham with $75 million in borrowing availability for a three-year term that expires on December 31, 2002.

     As a result of the February 2000 amendments, $30 million of the Senior Credit Facility held by one of the lenders is convertible into shares of Brigham common stock (the "Convertible Notes") in the following amounts and prices: (i) $10 million is convertible at $3.90 per share, (ii) $10 million is convertible at $6.00 per share and (iii) $10 million is convertible at $8.00 per share. As of March 31, 2001 and May 10, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, of which the Convertible Notes are $30 million.

     In connection with Brigham's refinancing of its subordinated notes due 2003 (see "- Subordinated Notes" and "- Refinancing Transactions") in October 2000, Brigham entered into an amendment to the Senior Credit Facility that, among other things, permitted the issuance of new subordinated notes and new preferred stock to provide funding for the repurchase of the subordinated notes due 2003 and equity interests in Brigham held by affiliates of Enron Corp. In addition, the minimum interest coverage ratio (as defined) tests of the Senior Credit Facility were amended to reflect Brigham's expected cash flow and interest expense beginning in the fourth quarter of 2000 subsequent to the Refinancing Transactions (as defined), and Brigham conditionally waived certain rights to force conversion of the portion of the borrowings under the Senior Credit Facility that are convertible at $3.90 per share.

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

     Principal outstanding under the Senior Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Senior Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at Brigham's option. Obligations under the Senior Credit Facility are secured by substantially all of Brigham's oil and natural gas properties and other tangible assets. At May 10, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, which bear interest at an annual rate of approximately 7.5%.

     The Senior Credit Facility has certain financial covenants, including current and interest coverage ratios, as defined. Brigham and its senior lenders effected the amendments to the Senior Credit Facility described above in part to enable Brigham to comply with certain financial covenants of the Senior Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined), and the limitation on capital expenditures related to seismic and land activities. Should Brigham be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, Brigham's liquidity may be adversely affected, which could in turn have an adverse impact on its future financial position and results of operations. At March 31, 2001, Brigham was in compliance with its financial covenants.

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

     As described below, Brigham repurchased the subordinated notes due 2003, together with all equity interests in Brigham held by the affiliates of Enron Corp., for $20 million in cash in November 2000 (see " Refinancing Transactions").

Refinancing  Transactions

     On October 31, 2000 and November 1, 2000, Brigham entered into a series of financing agreements to provide funding (i) to repurchase all the debt and equity securities in Brigham held by affiliates of Enron Corp. at a substantial discount, and (ii) to continue and expand Brigham's planned drilling program into 2001.

     Financing and Repurchase Transactions. Brigham raised an aggregate of $40 million in these financing transactions through the issuance of (i) $20 million in new subordinated notes and warrants to purchase Brigham common stock to Shell Capital Inc., and (ii) $20 million in new mandatorily redeemable preferred stock and warrants to purchase Brigham common stock to affiliates of Credit Suisse First Boston (USA), Inc. (the "CSFB Affiliates"). With a portion of the proceeds from these two financing transactions, Brigham purchased all of the interests in Brigham held by affiliates of Enron Corp., which included (i) $51.2 million of outstanding subordinated notes due 2003 and associated accrued interest obligations, (ii) warrants to purchase one million shares of common stock at $2.43 per share, and (iii) 1,052,632 shares of common stock (collectively, the "Enron Securities"), for total cash consideration of $20 million. The remaining approximate $17.5 million in net capital availability raised from these financing transactions, after the repurchase of the Enron Securities and the payment of fees and expenses, was available for Brigham to fund its planned drilling program into 2001.

     Subordinated Notes Facility. The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") bear interest at 10.75% per annum and have no principal repayment obligations until maturity in 2005. The SCI Notes are issued pursuant to a multi-draw facility (the "Subordinated Notes Facility") at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At Brigham's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to Brigham's existing $75 million Senior Credit Facility. The SCI Notes have a five-year maturity, are redeemable at Brigham's option for face value at anytime, and have certain financial and other covenants. The warrants to purchase an aggregate of 1,250,000 shares of Brigham common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. For financial reporting purposes, the SCI Warrants were valued using the Black-Scholes valuation model and the estimated value of $2.9 million was recorded as deferred loan costs that will be amortized over the five year term of the SCI Notes. As of March 31, 2001 and May 10, 2001, Brigham had $16 million of borrowings outstanding under the Subordinated Notes Facility.

     Series A Preferred Stock. The $20 million of mandatorily redeemable preferred stock (the "Series A Preferred Stock") issued to the CSFB Affiliates bears dividends at a rate of 6% per annum if paid in cash and 8% per annum if paid-in-kind through the issuance of additional Series A Preferred Stock in lieu of cash. At Brigham's option, up to 100% of the dividend payments on the Series A Preferred Stock during the first five years can be satisfied through the issuance of PIK dividends. The Series A Preferred Stock has a ten-year maturity and is redeemable at Brigham's option at 100% or 101% of par value (depending upon certain conditions) at any time prior to maturity. The warrants to purchase an aggregate of 6,666,667 shares of Brigham common stock issued to the CSFB Affiliates (the "Series A Warrants") have a term of ten years, an exercise price of $3.00 per share and must be exercised, if Brigham so requires, in the event that Brigham common stock trades at or above $5.00 per share for 60 consecutive trading days. The exercise price of the Series A Warrants is payable either in cash or in shares of Series A Preferred Stock, valued at liquidation value plus accrued dividends. If Brigham requires exercise of the Series A Warrants, proceeds from the exercise of the Series A Warrants will be used to fund the redemption of a similar value of then outstanding Series A Preferred Stock. For financial reporting purposes, the Series A Warrants were valued at $11.5 million using the Black-Scholes valuation model and were recorded as additional paid-in capital in the year ended December 31, 2000. Pursuant to the terms of the securities purchase agreement related to the Series A Preferred Stock, Brigham agreed to nominate one representative of one of the CSFB Affiliates to serve as a member of Brigham's board of directors so long as the CSFB Affiliates or their affiliates own at least 10% of the Series A Preferred Stock issued in November 2000, or at least 5% of the outstanding shares of Brigham common stock.

     In March 2001, Brigham sold an additional $10 million of Series A Preferred Stock to affiliates of CSFB (see " Equity Placements Private Placement of Preferred Stock"). As of March 31, 2001 and May 10, 2001, Brigham had $30.3 million and $30.7 million (liquidation value), respectively, of Series A Preferred Stock outstanding.

Sales  of  Interests  in  Projects  and  Oil  and  Natural  Gas  Properties

     Duke Project Financing. In February 1999, Brigham entered into a project financing arrangement with Duke Energy Financial Services, Inc. ("Duke") to fund the continued exploration of five Anadarko Basin projects covered by approximately 200 square miles of 3-D seismic data acquired in 1998. In this transaction, Brigham conveyed 100% of its working interest (land and seismic) in these project areas to a newly formed limited liability company (the "Brigham-Duke LLC") for total consideration of $10 million. Brigham entered into this project financing arrangement to enable it to recoup substantially all of its pre-seismic land and seismic data acquisition costs incurred in these project areas and to provide the capital to fund the drilling of the first six wells within these projects. Brigham served as the managing member of the Brigham-Duke LLC with a 1% interest, and Duke was the sole remaining member with a 99% interest. Pursuant to the terms of the Brigham-Duke LLC agreement, Brigham paid 100% of the drilling and completion costs for all wells drilled by the Brigham-Duke LLC within the designated project areas in exchange for a 70% working interest in the wells (and their allocable drilling and spacing units), with the remaining 30% working interest remaining in the Brigham-Duke LLC, subject in each instance to proportionate reduction by any ownership rights held by third parties. Upon 100% project payout, Brigham had the right to back-in for 80% of the Brigham-Duke LLC's working interest in all of the then producing wells (and their allocable drilling and spacing units) and a 94% working interest in any wells (and their allocable drilling and spacing units) drilled after payout within the designated project areas governed by the Brigham-Duke LLC agreement, thereby increasing Brigham's effective working interest in the Brigham-Duke LLC wells from 70% to 94%. In February 2001, Duke, as majority member of the Brigham-Duke LLC, assumed management of the Brigham-Duke LLC and initiated the process of its dissolution. As a result, any ownership of remaining undeveloped land and/or seismic data within the Brigham-Duke LLC project areas will be transferred to Duke following dissolution of the Brigham-Duke LLC.

Equity  Placements

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

     Private Placement of Preferred Stock. On March 5, 2001, Brigham sold $10 million of additional Series A Preferred Stock and warrants (the "New CSFB Warrants") to affiliates of CSFB in a private placement transaction. The New CSFB Warrants to purchase an aggregate of 2,105,263 shares of Brigham common stock have a term of ten years, an exercise price of $4.75 per share and must be exercised, if Brigham so requires, in the event that the market price of Brigham common stock trades averages at least 150% of the exercise price ($7.125 per share) for 60 consecutive trading days. The exercise price of the New CSFB Warrants is payable either in cash or in shares of Series A Preferred Stock, valued at liquidation value plus accrued dividends. If Brigham requires exercise of the New CSFB Warrants, proceeds from the exercise of the New CSFB Warrants will be used to fund the redemption of a similar value of then outstanding Series A Preferred Stock. For financial reporting purposes, the New CSFB Warrants were valued at approximately $4.5 million using the Black-Scholes valuation model and were recorded as additional paid-in capital in March 2001.

Cash  Flow  Analysis

     Cash Flows from Operating Activities. Cash flows provided by operating activities were $1.2 million in the first three months of 2001, which consisted of $3.7 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and a net $2.5 million used for working capital items. This compares to cash flows used by operating activities of $3.0 million in the first three months of 2000, which consisted of $2.5 million in net operating cash flow and a net $5.4 million used for working capital items.

     Cash Flows from Investing Activities. Cash flows used by investing activities were $8.9 million in the first three months of 2001 as compared with $4.2 million used by investing activities in the first three months of 2000. Capital expenditures increased $5.5 million, or 147%, to $9.2 million in the first three months of 2001 compared to $3.7 million for the comparable period in 2000.

     Cash Flows from Financing Activities. Cash flows provided by financing activities were $18.9 million in the first three months of 2001 as compared with cash flows provided by financing activities of $6.0 million in the first three months of 2000. The cash flows provided by financing activities during the first three months of 2001 resulted primarily from $9.0 million in borrowings under the Subordinated Notes Facility and the March 2001 placement of additional Series A Preferred Stock and warrants that generated proceeds of $9.8 million after transaction expenses. The cash flows provided by financing activities during the first three months of 2000 resulted primarily from a $2.0 million increase in borrowings under the Senior Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses.

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

     Due to its active exploration and development activities, Brigham has experienced and expects to continue to experience substantial working capital requirements. While Brigham believes that cash flow from operations and borrowings under its Subordinated Notes Facility should allow it to finance its planned operations through 2001 based on current conditions and expectations, additional financing may be required in the future to fund Brigham's exploration and development activities. In the event additional financing is not available, Brigham may be required to curtail or delay its planned activities.

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

     In March 2000, Brigham purchased put options on a portion of its future oil and natural gas production. These transactions effectively converted a portion of its existing call options into collars, thus providing a hedge to future changes in oil and natural gas prices. Brigham also entered into costless collars on additional future oil and natural gas production thus providing further protection to Brigham's exposure to potential oil and natural gas price declines.

     The following tables summarize Brigham's outstanding oil and natural gas derivative contracts as of March 31, 2001:

NATURAL GAS DERIVATIVE CONTRACTS                          2001                    2002
                                                  ----------------------  ----------------------
                                                               AVERAGE                 AVERAGE
                                                   VOLUMES     CONTRACT    VOLUMES     CONTRACT
                                      MONTHLY       HEDGED      PRICE       HEDGED      PRICE
                    PRICING BASIS  CONTRACT TERM   (MMBTU)    ($/MMBTU)    (MMBTU)    ($/MMBTU)
                    -------------  -------------  ----------  ----------  ----------  ----------
Fixed Price Swaps:
Contract #1         ANR            April 2001        150,000  $   2.0650          --          --
                    Oklahoma
Contract #2         Houston        April 2001        150,000  $   2.1500          --          --
                    Ship Channel
Contract #3         TETCO          April 2001        150,000  $   2.0575          --          --
                    South Texas
Fixed Price Cap     ANR            May 2001 -      2,450,000  $   2.5498   1,810,000  $   2.6326
                    Oklahoma       June 2002
Fixed Price Floor   ANR            May 2001 -        765,000  $   1.8000          --          --
                    Oklahoma       December 2001


CRUDE OIL DERIVATIVE CONTRACTS                          2001                 2002
                                                 --------------------  -------------------
                                                            AVERAGE               AVERAGE
                                                 VOLUMES    CONTRACT   VOLUMES   CONTRACT
                                     MONTHLY      HEDGED     PRICE      HEDGED     PRICE
                   PRICING BASIS  CONTRACT TERM   (BBLS)    ($/BBL)     (BBLS)    ($/BBL)
                   -------------  -------------  --------  ----------  --------  ---------
Fixed Price Cap    NYMEX          April 2001 -     73,600  $    25.93        --         --
                                  December 2001
Fixed Price Floor  NYMEX          April 2001 -     73,600  $    17.05        --         --
                                  December 2001


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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 2000 (see page 43 of Brigham's 2000 Form 10-K), Brigham provided a discussion of its market risk. See Note 6 to the Consolidated Financial Statements regarding Brigham's market risk associated with its derivative instruments at March 31, 2001. There were no material changes during the first quarter of 2001 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham's 2000 Form 10-K report.

                           PART II - OTHER INFORMATION


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On  March 5, 2001, Brigham sold to affiliates of Credit Suisse First Boston
(USA), Inc. an aggregate of 500,000 shares of its Series A Preferred Stock and warrants to purchase an aggregate of 2,105,263 shares of Brigham common stock at an exercise price of $4.75 per share, for a cash purchase price of $10 million. Terms of the warrants are described below under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Equity Placements." The sales of these securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     A special meeting of stockholders of Brigham was held at on Tuesday, January 9, 2001, at Brigham's offices at 6300 Bridge Point Parkway, Building Two, Suite 500, Austin, Texas. Out of a total of 15,977,544 shares of common stock of Brigham outstanding and entitled to vote, 11,772,482 shares were present in person or by proxy. The matters voted upon and the voting results were as follows:

     1. Proposal to approve and ratify the warrants issued by the Company in November 2000 to affiliates of Credit Suisse First Boston (USA), Inc. (formerly named Donaldson, Lufkin & Jenrette, Inc.), and to approve any future adjustments to the exercise price of such warrants pursuant to the terms of such warrants. 9,502,321 shares were voted for the proposal, and 5,400 shares were voted against or withheld. There were 2,264,761 abstentions or "broker non-votes," which had no effect on the vote on the proposal.

     2. Amendment to Brigham's Certificate of Incorporation to effect a one-for-three reverse stock split of all issued shares of Brigham common stock, subject to the discretion of the Board of Directors to delay filing the amendment or not to file the amendment. 11,659,040 shares were voted for the proposal, and 80,600 shares were voted against or withheld. There were 32,842 abstentions or "broker non-votes," which had the effect of votes against the proposal.

ITEM 6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          4.2     --     Certificate of Amendment of Certificate of Designations
                         of  Series A Preferred Stock (Par Value $.01 Per Share)
                         of  Brigham  Exploration  Company,  filed March 2, 2001
                         (filed  as  Exhibit 4.2.1 to Brigham's Annual Report on
                         Form  10-K  for the year ended December 31, 2000 (filed
                         March 23, 2001), and incorporated herein by reference).
          10.1    --     Securities Purchase Agreement dated as of March 5, 2001
                         among  Brigham Exploration Company, DLJ MB Funding III,
                         Inc.,  DLJ  Merchant  Banking Partners III, LP, DLJ ESC
                         II,  LP  and  DLJ  Offshore  Partners III, CV (filed as
                         Exhibit  10.70  to Brigham's Annual Report on Form 10-K
                         for  the  year ended December 31, 2000 (filed March 23,
                         2001),  and  incorporated  herein  by  reference).
          10.2    --     First Amendment to Registration Rights Agreement, dated
                         March  5,  2001,  by  and  among  Brigham  Exploration
                         Company,  DLJMB Funding III, Inc., DLJ Merchant Banking
                         Partners  III,  LP,  DLJ  ESC  II,  LP and DLJ Offshore
                         Partners  III,  CV (filed as Exhibit 10.71 to Brigham's
                         Annual  Report on Form 10-K for the year ended December
                         31,  2000  (filed  March  23,  2001),  and incorporated
                         herein  by  reference).
          10.3    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham  Exploration Company and DLJMB Funding
                         III,  Inc.  (filed as Exhibit 10.72 to Brigham's Annual
                         Report  on  Form  10-K  for the year ended December 31,
                         2000 (filed March 23, 2001), and incorporated herein by
                         reference).
          10.4    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham Exploration Company and DLJ ESC II, LP
                         (filed  as  Exhibit 10.73 to Brigham's Annual Report on
                         Form  10-K  for the year ended December 31, 2000 (filed
                         March 23, 2001), and incorporated herein by reference).
          10.5    --     Warrant  Certificate dated  as  of March 5, 2001 by and
                         between  Brigham  Exploration  Company and DLJ Merchant
                         Banking  Partners  III,  LP  (filed as Exhibit 10.74 to
                         Brigham's Annual Report on Form 10-K for the year ended
                         December  31,  2000  (filed  March  23,  2001),  and
                         incorporated  herein  by  reference).
          10.6    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham  Exploration  Company and DLJ Offshore
                         Partners  III,  CV (filed as Exhibit 10.75 to Brigham's
                         Annual  Report on Form 10-K for the year ended December
                         31,  2000  (filed  March  23,  2001),  and incorporated
                         herein  by  reference).
          10.7    --     Stockholders Voting Agreement dated as of March 5, 2001
                         by and among Brigham Exploration Company, DLJMB Funding
                         III,  Inc.,  DLJ Merchant Banking Partners III, LP, DLJ
                         ESC II, LP, DLJ Offshore Partners III, CV and certain shareholders of Brigham Exploration Company (filed as
                         Exhibit  10.76  to Brigham's Annual Report on Form 10-K
                         for  the  year ended December 31, 2000 (filed March 23,
                         2001),  and  incorporated  herein  by  reference).

     (b)  Reports  on  Form  8-K:

     Brigham filed a report on Form 8-K on February 2, 2001, to report the announcements on February 1, 2001, of its quarterly overview of operational activity for the three month period ending December 31, 2000, estimated production and cash flow results for the fourth quarter 2000, and its planned 2001 capital expenditure budget. The Form 8-K included a copy of Brigham's press release that provided these announcements.

Brigham filed a report on Form 8-K on March 7, 2001, to report the announcements on March 6, 2001, of the sale of $10 million in preferred equity in a private placement transaction, the completion of a high-rate Frio well and development activities at the Home Run Field. The Form 8-K included a copy of Brigham's press release that provided these announcements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2001.

                                     BRIGHAM  EXPLORATION  COMPANY


                                     By:  /s/  BEN  M.  BRIGHAM
                                          ------------------------
                                          Ben  M.  Brigham
                                          Chief Executive Officer, President and
                                            Chairman  of  the  Board



                                     By:  /s/  CURTIS  F.  HARRELL
                                          ---------------------------
                                          Curtis  F.  Harrell
                                          Executive  Vice  President  and
                                          Chief  Financial  Officer

                                INDEX TO EXHIBITS

         EXHIBIT
           NO.                               DESCRIPTION
           ---                               -----------

          4.2     --     Certificate of Amendment of Certificate of Designations
                         of  Series A Preferred Stock (Par Value $.01 Per Share)
                         of  Brigham  Exploration  Company,  filed March 2, 2001
                         (filed  as  Exhibit 4.2.1 to Brigham's Annual Report on
                         Form  10-K  for the year ended December 31, 2000 (filed
                         March 23, 2001), and incorporated herein by reference).
          10.1    --     Securities Purchase Agreement dated as of March 5, 2001
                         among  Brigham Exploration Company, DLJ MB Funding III,
                         Inc.,  DLJ  Merchant  Banking Partners III, LP, DLJ ESC
                         II,  LP  and  DLJ  Offshore  Partners III, CV (filed as
                         Exhibit  10.70  to Brigham's Annual Report on Form 10-K
                         for  the  year ended December 31, 2000 (filed March 23,
                         2001),  and  incorporated  herein  by  reference).
          10.2    --     First Amendment to Registration Rights Agreement, dated
                         March  5,  2001,  by  and  among  Brigham  Exploration
                         Company,  DLJMB Funding III, Inc., DLJ Merchant Banking
                         Partners  III,  LP,  DLJ  ESC  II,  LP and DLJ Offshore
                         Partners  III,  CV (filed as Exhibit 10.71 to Brigham's
                         Annual  Report on Form 10-K for the year ended December
                         31,  2000  (filed  March  23,  2001),  and incorporated
                         herein  by  reference).
          10.3    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham  Exploration Company and DLJMB Funding
                         III,  Inc.  (filed as Exhibit 10.72 to Brigham's Annual
                         Report  on  Form  10-K  for the year ended December 31,
                         2000 (filed March 23, 2001), and incorporated herein by
                         reference).
          10.4    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham Exploration Company and DLJ ESC II, LP
                         (filed  as  Exhibit 10.73 to Brigham's Annual Report on
                         Form  10-K  for the year ended December 31, 2000 (filed
                         March 23, 2001), and incorporated herein by reference).
          10.5    --     Warrant  Certificate dated  as  of March 5, 2001 by and
                         between  Brigham  Exploration  Company and DLJ Merchant
                         Banking  Partners  III,  LP  (filed as Exhibit 10.74 to
                         Brigham's Annual Report on Form 10-K for the year ended
                         December  31,  2000  (filed  March  23,  2001),  and
                         incorporated  herein  by  reference).
          10.6    --     Warrant  Certificate  dated  as of March 5, 2001 by and
                         between  Brigham  Exploration  Company and DLJ Offshore
                         Partners  III,  CV (filed as Exhibit 10.75 to Brigham's
                         Annual  Report on Form 10-K for the year ended December
                         31,  2000  (filed  March  23,  2001),  and incorporated
                         herein  by  reference).
          10.7    --     Stockholders Voting Agreement dated as of March 5, 2001
                         by and among Brigham Exploration Company, DLJMB Funding
                         III,  Inc.,  DLJ Merchant Banking Partners III, LP, DLJ
                         ESC II, LP, DLJ Offshore Partners III, CV and certain shareholders of Brigham Exploration Company (filed as
                         Exhibit  10.76  to Brigham's Annual Report on Form 10-K
                         for  the  year ended December 31, 2000 (filed March 23,
                         2001),  and  incorporated  herein  by  reference).