Form 10-Q
period 2001-06-30
BRIGHAM EXPLORATION CO
filed 2001-08-14
CIK 1034755

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-22433

BRIGHAM EXPLORATION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	1311 (Primary Standard Industrial Classification Code Number)	75-2692967 (I.R.S. Employer Identification Number)

6300 Bridgepoint Parkway
Building Two, Suite 500
Austin, Texas 78730
(512) 427-3300
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 9, 2001, 15,980,518 shares of Common Stock, $.01 per share, were outstanding.

BRIGHAM EXPLORATION COMPANY

SECOND QUARTER 2001 FORM 10-Q REPORT

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

    BRIGHAM EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,232	$837
Accounts receivable	13,306	9,277
Other current assets	1,448	559

Total current assets	22,986	10,673

Oil and gas properties, at cost, net	143,623	129,490
Other property and equipment, at cost, net	1,254	1,341
Drilling advances paid	237	960
Deferred loan fees	3,652	4,338
Other noncurrent assets	100	109

	$171,852	$146,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,622	$9,211
Accrued drilling costs	2,002	792
Participant advances received	701	136
Other current liabilities	7,280	7,760

Total current liabilities	17,605	17,899

Notes payable	75,000	75,000
Senior subordinated notes	16,278	7,000
Other noncurrent liabilities	264	3,697
Commitments and contingencies
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated value, 2,250,000 shares authorized, 1,536,215 and 1,000,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, redemption value $20 per share	14,667	8,558
Stockholders' equity:
Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 shares are designated as Series A	—	—
Common stock, $.01 par value, 50 million shares authorized, 17,049,350 and 17,030,176 shares issued and 15,964,718 and 15,977,544 shares outstanding at June 30, 2001 and December 31, 2000, respectively	171	170
Additional paid-in capital	81,570	78,274
Unearned stock compensation	(1,020)	(1,321)
Accumulated deficit	(28,548)	(38,416)
Treasury stock, at cost; 1,084,632 and 1,052,632 shares at June 30, 2001 and December 31, 2000	(4,051)	(3,950)
Accumulated other comprehensive income (loss)	(84)	—

Total stockholders' equity	48,038	34,757

	$171,852	$146,911

Oil and gas properties are accounted for using the full cost method.

See accompanying notes to the consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Oil and gas sales	$10,467	$4,635	$17,372	$9,140
Other	37	16	175	49

	10,504	4,651	17,547	9,189

Costs and expenses:
Lease operating	784	502	1,490	961
Production taxes	622	395	1,088	699
General and administrative	957	708	1,774	1,448
Depletion of oil and gas properties	3,182	1,820	5,659	3,584
Depreciation and amortization	83	148	235	283

	5,628	3,573	10,246	6,975

Operating income	4,876	1,078	7,301	2,214

Other income (expense):
Interest income	105	19	167	56
Interest expense, net	(1,779)	(3,031)	(3,585)	(5,806)
Other income (expense)	5,764	(2,394)	5,985	(2,990)

	4,090	(5,406)	2,567	(8,740)

Income (loss) before income taxes	8,966	(4,328)	9,868	(6,526)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	8,966	(4,328)	9,868	(6,526)
Less accretion and dividends on redeemable preferred stock	639	—	1,117	—

Net income (loss) attributable to common stockholders	$8,327	$(4,328)	$8,751	$(6,526)

Net income (loss) per share attributable to common stockholders:
Basic	$0.52	$(0.26)	$0.55	$(0.41)
Diluted	$0.46	$(0.26)	$0.51	$(0.41)

See accompanying notes to the consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

								Accumulated Other Compre- hensive Income (Loss)
	Common Stock					Treasury Stock
										Compre- hensive Income (Loss)
			Additional Paid-in Capital	Unearned Stock Compensation	Accum- ulated Deficit				Total Stockholders' Equity
	Shares	Amounts				Shares	Amounts
Balance, December 31, 2000	17,030	$170	$78,274	$(1,321)	$(38,416)	(1,053)	$(3,950)	$—	$34,757
Exercise of employee stock options	20	1	69	—	—	—	—	—	70
Forfeitures of employee stock options	—	—	(139)	31	—	—	—	—	(108)
Forfeitures of restricted stock	—	—	(17)	101	—	(32)	(101)	—	(17)
Issuance of warrants	—	—	4,500	—	—	—	—	—	4,500
Dividends on mandatorily redeemable Series A Preferred Stock	—	—	(1,071)	—	—	—	—	—	(1,071)
Accretion on mandatorily redeemable Series A Preferred Stock	—	—	(46)	—	—	—	—	—	(46)
Amortization of unearned stock compensation	—	—	—	169	—	—	—	—	169
Net income	—	—	—	—	9,868	—	—	—	9,868	$9,868
Other comprehensive income (loss):
Cumulative effect (loss) on the adoption of FAS 133	—	—	—	—	—	—	—	(11,800)	(11,800)	(11,800)
Change in fair value of cash flow hedges	—	—	—	—	—	—	—	11,716	11,716	11,716

Comprehensive loss										$9,784

Balance, June 30, 2001	17,050	$171	$81,570	$(1,020)	$(28,548)	(1,085)	$(4,051)	$(84)	$48,038

See accompanying notes to the consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$9,868	$(6,526)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depletion of oil and gas properties	5,659	3,584
Depreciation and amortization	235	283
Interest paid through the issuance of additional senior subordinated notes	278	3,003
Amortization of deferred loan fee and debt issuance costs	686	689
Amortization of discount on senior subordinated notes	—	417
Amortization of deferred loss on derivative instruments	—	280
Market value adjustment for derivative instruments	(7,028)	2,367
Changes in working capital and other items:
Increase in accounts receivable	(4,029)	(1,863)
Increase in other current assets	(889)	(130)
Decrease in accounts payable	(1,589)	(7,816)
Increase (decrease) in participant advances received	565	(635)
Increase in other current liabilities	2,769	292
Decrease (increase) in other noncurrent assets	9	(100)
Increase (decrease) in other noncurrent liabilities	(15)	2,388

Net cash provided (used) by operating activities	6,519	(3,767)

Cash flows from investing activities:
Additions to oil and natural gas properties	(18,559)	(11,612)
Additions to other property and equipment	(127)	(48)
(Increase) decrease in drilling advances paid	723	(16)

Net cash used by investing activities	(17,963)	(11,676)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,187
Proceeds from exercise of employee stock options	70	—
Proceeds from issuance of preferred stock and warrants, net	9,838	—
Proceeds from issuance of senior subordinated notes and warrants	—	260
Increase in notes payable	9,000	9,000
Principal payments on notes payable	—	(109)
Principal payments on capital lease obligations	(69)	(114)
Deferred loan fees paid	—	(450)

Net cash provided by financing activities	18,839	12,774

Net increase (decrease) in cash and cash equivalents	7,395	(2,669)
Cash and cash equivalents, beginning of period	837	2,742

Cash and cash equivalents, end of period	$8,232	$73

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

    The following table reconciles the numerators and denominators of the basic and diluted earning per common share computations for net income (loss) available to common stockholders for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic EPS:
Income (loss) available to common stockholders	$8,327	$(4,328)	$8,751	$(6,526)

Common shares outstanding	15,983	16,713	15,983	15,996

Basic EPS	$0.52	$(0.26)	$0.55	$(0.41)

Diluted EPS:
Income (loss) available to common stockholders—basic	$8,327	$(4,328)	$8,751	$(6,526)
Effect of assumed conversions:
Amortization of compensation expense on stock options	4	—	10	—
Interest on convertible debt	—	—	464	—
Mandatorily redeemable preferred stock dividends	399	—	793	—

Assumed conversions	403	—	1,267	—

Income (loss) available to common stockholders—diluted	$8,730	$(4,328)	$10,018	$(6,526)

Common shares outstanding	15,983	16,713	15,983	15,996
Effect of dilutive securities:
Warrants	2,521	—	3,349	—
Stock options	331	—	402	—

Potentially dilutive common shares	2,852	—	3,751	—

Adjusted common shares outstanding—diluted	18,835	16,713	19,734	15,996

Diluted EPS	$0.46	$(0.26)	$0.51	$(0.41)

    At June 30, 2001 and 2000, options and warrants to purchase 5.1 million and 8.8 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effects would have been anitdilutive.

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

    On January 1, 2001, Brigham recorded a net of tax cumulative effect adjustment of $(11.8) million to other comprehensive income (loss) to recognize the fair value (liability) of all derivative instruments that qualify for hedge accounting treatment in accordance with FAS 133. In the first six months of 2001, Brigham recognized losses of $8.1 million from hedging contracts, which were recorded as a reduction of oil and gas sales, and $11.7 million of gains related to changes in the fair value, which were recorded as a reduction of the liability with a corresponding offset recorded in other comprehensive income.

    Derivative instruments that do not qualify as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of these derivative instruments is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At June 30, 2001 and December 31, 2000, the fair value of these derivative instruments included in other liabilities was $3.0 million and $10.1 million, respectively. In the first six months of 2001, Brigham recognized $7.0 in non-cash gains related to changes in the fair values of these derivative contracts and $(1.0) in cash losses related to the cash settlement payments made by the Company to the counterparty.

    The following tables summarize Brigham's outstanding oil and natural gas derivative instruments as of June 30, 2001:

Natural Gas Derivative Contracts

			2001		2002
	Pricing Basis	Monthly Contract Term	Volumes Hedged (MMBtu)	Average Contract Price ($/MMBtu)	Volumes Hedged (MMBtu)	Average Contract Price ($/MMBtu)
Fixed Price Cap	ANR Oklahoma	July 2001 - June 2002	1,840,000	$2.5663	1,810,000	$2.6326
Fixed Price Floor	ANR Oklahoma	July 2001 - December 2001	460,000	$1.8000	—	—

Crude Oil Derivative Contracts

			2001		2002
	Pricing Basis	Monthly Contract Term	Volumes Hedged (Bbls)	Average Contract Price ($/Bbl)	Volumes Hedged (Bbls)	Average Contract Price ($/Bbl)
Fixed Price Cap	NYMEX	July 2001 - December 2001	36,800	$25.25	—	—
Fixed Price Floor	NYMEX	July 2001 - December 2001	36,800	$16.10	—	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three month periods ended June 30, 2001 and 2000

    Oil and natural gas sales.  Oil and natural gas sales increased 126% from $4.6 million for the second quarter of 2000 to $10.5 million for the second quarter of 2001. Of this net increase, $3.0 million was attributable to a 35% increase in the average realized equivalent oil and natural gas sales price and $2.8 million was attributable to a 68% increase in net equivalent production volumes. Net natural gas production volumes increased 78% from 1,047 MMcf for the second quarter of 2000 to 1,867 MMcf for the second quarter of 2001. This increase was principally due to the completion of wells drilled during the first and second quarters of 2001 and recompletion and workover projects performed on certain producing wells. The average price received for natural gas increased 91% from $1.98 per Mcf for the second quarter of 2000 to $3.78 per Mcf for the second quarter of 2001. Included in these realized prices are natural gas hedging losses of $1.7 million ($1.66 per Mcf) for the second quarter of 2000 and $1.4 million ($.77 per Mcf) for the second quarter of 2001. Net oil production volumes increased 47% from 89 MBbls for the second quarter of 2000 to 131 MBbls for the second quarter of 2001. This increase was principally due to the completion of wells drilled during the first and second quarters of 2001 and recompletion and workover projects performed on certain producing wells. The average price received for oil decreased 9% from $28.71 per Bbl for the second quarter of 2000 to $26.09 per Bbl for the second quarter of 2001. Oil hedging losses reduced realized average oil prices received by $50,000 ($.38 per Bbl) for the second quarter of 2001.

    Other revenue.  Other revenue increased 131% from $16,000 for the second quarter of 2000 to $37,000 for the second quarter of 2001. This increase is primarily attributable to higher natural gas pipeline transportation revenue offset in part by lower workstation revenue due to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared to the second quarter 2000.

    Lease operating expenses.  Lease operating expenses increased 56% from $502,000 for the second quarter of 2000 to $784,000 for the second quarter of 2001, and, on a per unit of production basis, lease operating expenses for the same period decreased 6% from $0.32 per Mcfe to $0.30 per Mcfe. The increase in lease operating expenses for second quarter of 2001 is primarily due to an increase in the number of producing wells and an increase in well repair and maintenance cost.

    Production taxes.  Production taxes increased 57% from $395,000 for the second quarter of 2000 to $622,000 for the second quarter of 2001, and, on a per unit of production basis, production taxes for the same period decreased 8% from $0.25 per Mcfe to $0.23 per Mcfe primarily as a result of (i) a 68% increase in net equivalent production volumes, and (ii) a 12% increase in the average equivalent price received for oil and natural gas sales before the effects of hedging gains and losses, each of which was offset by the recording of a $247,000 reimbursement of previously incurred production taxes related to certain wells that qualify for severance tax refunds. Of the $247,000 total production tax reimbursements recorded for the second quarter of 2001, $156,000 related to volumes produced during the second quarter of 2001 and $91,000 related to volumes produced during prior periods in 1999 and 2000.

    General and administrative expenses.  General and administrative expenses increased 35% from $708,000 for the second quarter of 2000 to $957,000 for the second quarter of 2001 primarily due to higher employee payroll and benefits expenses. On a per unit of production basis, general and administrative expenses decreased 20% from $0.45 per Mcfe for the second quarter of 2000 to $0.36 per Mcfe for the second quarter of 2001 as increased production volumes more than offset higher aggregate general and administrative expenses.

    Depletion of oil and natural gas properties.  Depletion of oil and natural properties increased 75% from $1.8 million ($1.15 per Mcfe) for the second quarter of 2000 to $3.2 million ($1.20 per Mcfe) for the second quarter of 2001. Of this increase, $1.3 million was due to higher production volumes and $79,000 was due to an increase in the depletion rate per unit of production. The increase in the per unit depletion rate resulted primarily from the estimated additions of proved oil and natural gas reserves at higher average capital costs during the second quarter of 2001 as compared with estimated amounts for the second quarter of 2000.

    Net interest expense.  Net interest expense decreased 41% from $3.0 million for the second quarter of 2000 to $1.8 million for the second quarter of 2001. This decrease was due to a lower average debt balance and lower interest rates on outstanding borrowings for the second quarter of 2001 compared to the second quarter of 2000. These reductions were principally due to Brigham's debt refinancing transactions that were completed during the fourth quarter of 2000 (see "Liquidity and Capital Resources—Refinancing Transactions"). The weighted average outstanding debt balance decreased from $112.5 million for the second quarter of 2000 to $91.3 million for the second quarter of 2001. The average effective annual interest rate on borrowings outstanding during the second quarter of 2000 was 12.6% compared to 9.7% for the second quarter of 2001. Net interest expense is reflected net of capitalized interest of $655,000 and $440,000 for the second quarter 2000 and 2001, respectively. See "Liquidity and Capital Resources—Credit Facility;—Subordinated Notes".

    Other income (expense).  Other income (expense) increased $8.2 million from an expense of $2.4 million for the second quarter of 2000 to income of $5.8 million for the second quarter of 2001. Brigham recognizes other income or expense associated with changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. In the second quarter of 2000, other income (expense) included (i) $1.9 million of non-cash expenses related to the changes in the fair market values of these derivative contracts during the period, and (ii) $471,000 of expenses related to cash settlements incurred during the period pursuant to these derivative contracts. In the second quarter of 2001, other income (expense) included (i) $6.8 million of non-cash income related to the changes in the fair market values of these derivative contracts during the period, and (ii) $1.0 million of expenses related to cash settlements incurred during the period pursuant to these derivative contracts.

Comparison of the six month periods ended June 30, 2001 and 2000

    Oil and natural gas sales.  Oil and natural gas sales increased 90% from $9.1 million for the first six months of 2000 to $17.4 million for the first six months of 2001. Of this net increase, $3.4 million was attributable to a 26% increase in the average realized equivalent oil and natural gas sales price and $4.8 million was attributable to a 51% increase in net equivalent production volumes. Net natural gas production volumes increased 75% from 1,987 MMcf for the first six months of 2000 to 3,477 MMcf for the first six months of 2001. This increase was principally due to the completion of wells drilled during the first and second quarters of 2001 and recompletion and workover projects performed on certain producing wells. The average price received for natural gas increased 75% from $1.96 per Mcf for the first six months of 2000 to $3.43 per Mcf for the first six months of 2001. Included in these realized prices are natural gas hedging losses of $2.3 million ($1.13 per Mcf) for the first six months of 2000, and natural gas hedging losses of $8.0 million ($2.30 per Mcf) for the first six months of 2001. Net oil production volumes increased 10% from 188 MBbls for the first six months of 2000 to 206 MBbls for the first six months of 2001. This increase was principally due to the completion of wells drilled during the first and second quarters of 2001 and recompletion and workover projects performed on certain producing wells. The average price received for oil decreased from $27.89 per Bbl for the first six months of 2000 to $26.33 per Bbl for the first six months of 2001. Oil hedging losses reduced realized average oil prices received for the first six months of 2001 by $125,000 ($.61 per Bbl) versus a reduction of $2,000 ($.01 per Bbl) for the first six months on 2000.

    Other revenue.  Other revenue increased 257% from $49,000 for the first six months of 2000 to $175,000 for the first six months of 2001. This increase is primarily attributable to higher natural gas pipeline transportation revenue offset in part by lower workstation revenue due to a reduction in the volume of 3-D seismic interpretation activity billable to industry participants as compared with the first six months of 2000.

    Lease operating expenses.  Lease operating expenses increased 55% from $961,000 for the first six months of 2000 to $1.5 million for the first six months of 2001 and, on a per unit of production basis, lease operating expenses for the same periods increased 3% from $.31 per Mcfe to $.32 per Mcfe. The overall increase in lease operating expenses was primarily due to an increase in the number of producing wells as compared with the same period in 2000. The increase in lease operating expenses per unit of production volume for the first six months of 2001 relative to the first six months of 2000 was primarily due to increased well maintenance and repair cost for the first six months of 2001.

    Production taxes.  Production taxes increased 56% from $699,000 ($.22 per Mcfe) for the first six months of 2000 to $1.1 million ($.23 per Mcfe) for the first six months of 2001, primarily as a result of (i) a 48% increase in the average equivalent price received for oil and natural gas sales before the effects of hedging gains and losses, and (ii) a 51% increase in net equivalent production volumes, each of which was offset by the recording of a $709,000 reimbursement of previously incurred production taxes related to certain wells that qualify for severance tax refunds. Of the $709,000 total production tax reimbursements recorded for the first six months of 2001, $374,000 related to volumes produced during the first six months of 2001 and $335,000 related to volumes produced during prior periods in 1999 and 2000.

    General and administrative expenses.  Net general and administrative expenses increased 23% from $1.5 million for the first six months of 2000 to $1.8 million for the first six months of 2001 primarily due to higher employee payroll and benefits expenses. On a per unit of production basis, net general and administrative decreased 17% from $0.47 per Mcfe for the first six months of 2000 to $0.38 per Mcfe for the first six months of 2001 as increased production volumes more than offset higher aggregate general and administrative expenses.

    Depletion of oil and natural gas properties.  Depletion of oil and natural gas properties increased 58% from $3.6 million ($1.15 per Mcfe) for the first six months of 2000 to $5.7 million ($1.20 per Mcfe) for the first six months of 2001. Of this increase, $1.9 million was due to higher production volumes and $156,000 was due to an increase in the depletion rate per unit of production. The increase in the per unit depletion rate was principally the result of estimated additions of proved natural gas and oil reserves at higher average capital costs during the first six months of 2001 as compared with estimated amounts for the first six months of 2000.

    Net interest expense.  Net interest expense decreased 38% from $5.8 million for the first six months of 2000 to $3.6 million for the first six months of 2001. This decrease was due to a lower average debt balance and lower interest rates on outstanding borrowings during the first six months of 2001 compared with the same period in 2000. These reductions were principally due to Brigham's debt refinancing transactions that were completed during the fourth quarter of 2000 (see "Liquidity and Capital Resources—Refinancing Transactions"). The weighted average outstanding debt balance decreased from $108.8 million for the first six months of 2000 to $89.7 million for the first six months 2001. The average effective annual interest rate on borrowings outstanding during the first six months of 2000 was 12.8% compared to 10.3% for the first six months of 2001. Net interest expense is reflected net of capitalized interest of $1.3 million and $1.0 million for the first six months of 2000 and 2001, respectively. See "Liquidity and Capital Resources—Credit Facility;—Subordinated Notes".

    Other income (expense).  Other income (expense) increased $9.0 million from an expense of $3.0 million for the six months of 2000 to income of $6.0 million for the first six months of 2001. Brigham recognizes other income or expense associated with changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. For the first six months of 2000, other income (expense) included (i) $2.4 million of non-cash expenses related to the changes in the fair market values of these derivative contracts during the period, and (ii) $620,000 of expenses related to cash settlements incurred during the period pursuant to these derivative contracts. For the first six months of 2001, other income (expense) included (i) $7.0 million of non-cash income related to the changes in the fair market values of these derivative contracts during the period, and (ii) $1.0 million of expenses related to cash settlements incurred during the period pursuant to these derivative contracts.

Liquidity and Capital Resources

    Brigham's primary sources of capital are its Senior Credit Facility and its Subordinated Notes Facility, public and private equity financings, the sale of interests in projects and properties and funds generated by operations. Brigham's primary capital requirements are 3-D seismic acquisition, processing and interpretation costs, land acquisition costs and drilling expenditures.

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

    As a result of the February 2000 amendments, $30 million of the Senior Credit Facility held by one of the lenders is convertible into shares of Brigham common stock (the "Convertible Notes") in the following amounts and prices: (i) $10 million is convertible at $3.90 per share, (ii) $10 million is convertible at $6.00 per share and (iii) $10 million is convertible at $8.00 per share. As of June 30, 2001 and August 9, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, of which the Convertible Notes are $30 million.

    In connection with Brigham's refinancing of its subordinated notes due 2003 (see "—Subordinated Notes" and "—Refinancing Transactions") in October 2000, Brigham entered into an amendment to the Senior Credit Facility that, among other things, permitted the issuance of new subordinated notes and new preferred stock to provide funding for the repurchase of the subordinated notes due 2003 and equity interests in Brigham held by affiliates of Enron Corp. In addition, the minimum interest coverage ratio (as defined) tests of the Senior Credit Facility were amended to reflect Brigham's expected cash flow and interest expense beginning in the fourth quarter of 2000 subsequent to the Refinancing Transactions (as defined), and Brigham conditionally waived certain rights to force conversion of the portion of the borrowings under the Senior Credit Facility that are convertible at $3.90 per share.

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

    Principal outstanding under the Senior Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Senior Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at Brigham's option. Obligations under the Senior Credit Facility are secured by substantially all of Brigham's oil and natural gas properties and other tangible assets. On August 9, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, which bear interest at an annual rate of approximately 6.8%.

    The Senior Credit Facility has certain financial covenants, including current and interest coverage ratios, (as defined). Brigham and its senior lenders effected the amendments to the Senior Credit Facility described above in part to enable Brigham to comply with certain financial covenants of the Senior Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined), and the limitation on capital expenditures related to seismic and land activities. Should Brigham be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, Brigham's liquidity may be adversely affected, which could in turn have an adverse impact on its future financial position and results of operations. At June 30, 2001, Brigham was in compliance with its financial covenants.

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

    As described below, Brigham repurchased the subordinated notes due 2003, together with all equity interests in Brigham held by the affiliates of Enron Corp., for $20 million in cash in November 2000 (see "—Refinancing Transactions").

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

    Subordinated Notes Facility.  The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") bear an interest of 10.75% per annum and have no principal repayment obligations until maturity in 2005. The SCI Notes are issued pursuant to a multi-draw facility (the "Subordinated Notes Facility") at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At Brigham's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to Brigham's existing $75 million Senior Credit Facility. The SCI Notes have a five-year maturity, are redeemable at Brigham's option for face value at anytime, and have certain financial and other covenants. The warrants to purchase an aggregate of 1,250,000 shares of Brigham common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. For financial reporting purposes, the SCI Warrants were valued using the Black-Scholes valuation model and the estimated value of $2.9 million was recorded as deferred loan costs that will be amortized over the five year term of the SCI Notes. As of June 30, 2001 and August 9, 2001, Brigham had $16.3 million and $16.5 million, respectively, of borrowings outstanding under the Subordinated Notes Facility.

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

    In March 2001, Brigham sold an additional $10 million of Series A Preferred Stock to affiliates of CSFB (see "—Equity Placements—Private Placement of Preferred Stock"). As of June 30, 2001 and August 9, 2001, Brigham had $30.7 million and $31.3 million (liquidation value), respectively, of Series A Preferred Stock outstanding.

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

Cash Flow Analysis

    Cash Flows from Operating Activities.  Cash flows provided by operating activities were $6.5 million in the first six months of 2001, which consisted of $9.7 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and a net $3.2 million used for working capital items. This compares to cash flows used by operating activities of $3.8 million in the first six months of 2000, which consisted of $4.1 million in net operating cash flow and a net $7.9 million used for working capital items.

    Cash Flows from Investing Activities.  Cash flows used by investing activities were $18.0 million in the first six months of 2001 as compared with $11.7 million used by investing activities in the first six months of 2000. Capital expenditures increased $8.2 million, or 70.0%, to $19.9 million in the first six months of 2001 compared to $11.7 million for the comparable period in 2000.

    Cash Flows from Financing Activities.  Cash flows provided by financing activities were $18.8 million in the first six months of 2001 as compared with cash flows provided by financing activities of $12.8 million in the first six months of 2000. The cash flows provided by financing activities during the first six months of 2001 resulted primarily from $9.0 million in borrowings under the Subordinated Notes Facility and the March 2001 placement of additional Series A Preferred Stock and warrants that generated proceeds of $9.8 million after transaction expenses. The cash flows provided by financing activities during the first six months of 2000 resulted primarily from a $9.0 million increase in borrowings under the Senior Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses.

Capital Expenditures

    Continuing its strategy initiated in 1999 to harvest its prior 3-D seismic project investments, Brigham intends to focus substantially all of its efforts and available capital resources in 2001 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. Brigham's original 2001 capital budget was approximately $32 million, which included approximately $22 million for drilling projects, $4 million for acreage leasing and G&G activities, and $6 million for capitalized overhead, capitalized interest costs and other property and equipment. However, given the success of its drilling program thus far in 2001, an increase in the number of wells planned for the year, and higher cost on certain wells, Brigham now expects its capital spending to approximate $37 million for 2001. Brigham's revised capital budget includes $28 million for drilling projects; $3 million for land and G&G, and $6 million for capitalized overhead, capitalized interest costs and other property and equipment. Brigham's 2001 drilling program remains balanced with a blend of higher potential exploration tests and lower risk development drilling projects, driven to a large extent by the development of several significant exploratory discoveries completed during 2000 and the first half of 2001. Approximately 47% of budgeted 2001 drilling expenditures are targeted for exploratory prospects and the remaining 53% are budgeted for development prospects. Additionally Brigham continues to focus over 80% of its budgeted drilling expenditures in five core project areas in the Springer and Hunton trends of the Anadarko Basin, the Vicksburg and Frio trends of the Texas Gulf Coast and West Texas. Brigham intends to fund its budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its Subordinated Notes Facility and the net proceeds from its private placements of Series A Preferred Stock in November 2000 and March 2001. Additionally, Brigham will continue to seek opportunities to supplement its available capital resources through selective sales of interests in non-producing assets, including interests in its 3-D seismic projects and promoted interests in future drilling prospects or locations.

    Due to its active exploration and development activities, Brigham has experienced and expects to continue to experience substantial working capital requirements. While Brigham believes that cash flow from operations, cash on its balance sheet and borrowings under its Subordinated Notes Facility should allow it to finance its planned operations through 2001 based on current conditions and expectations, additional financing may be required in the future to fund Brigham's exploration and development activities. In the event additional financing is not available, Brigham may be required to curtail or delay its planned activities.

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

    The following tables summarize Brigham's outstanding oil and natural gas derivative contracts as of June 30, 2001:

Natural Gas Derivative Contracts

			2001		2002
	Pricing Basis	Monthly Contract Term	Volumes Hedged (MMBtu)	Average Contract Price ($/MMBtu)	Volumes Hedged (MMBtu)	Average Contract Price ($/MMBtu)
Fixed Price Cap	ANR Oklahoma	July 2001 - June 2002	1,840,000	$2.5663	1,810,000	$2.6326
Fixed Price Floor	ANR Oklahoma	July 2001 - December 2001	460,000	$1.8000	—	—

Crude Oil Derivative Contracts

			2001		2002
	Pricing Basis	Monthly Contract Term	Volumes Hedged (Bbls)	Average Contract Price ($/Bbl)	Volumes Hedged (Bbls)	Average Contract Price ($/Bbl)
Fixed Price Cap	NYMEX	July 2001 - December 2001	36,800	$25.25	—	—
Fixed Price Floor	NYMEX	July 2001 - December 2001	36,800	$16.10	—	—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 2000 (see page 43 of Brigham's 2000 Form 10-K), Brigham provided a discussion of its market risk. See Note 6 to the Consolidated Financial Statements regarding Brigham's market risk associated with its derivative instruments at June 30, 2001. There were no material changes during the second quarter of 2001 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham 2000 Form 10-K report.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The annual meeting of stockholders of Brigham was held at 1 p.m., local time, on Thursday, May 10, 2001, in Austin, Texas.

  (b) Proxies were solicited by the Board of Directors of Brigham pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

  (c) Out of a total of 15,988,118 shares of common stock of Brigham outstanding and entitled to vote, 12,060,049 shares were present in person or by proxy, representing approximately 75.4%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were those set forth below. The results were as follows:

      1.  To elect seven directors to serve until the Annual Meeting of Stockholders in 2002.

Nominee	Number of Shares Voting for Election as Director	Number of Shares Withholding Authority to Vote for Election as Director
Ben M. "Bud" Brigham	11,811,849	248,200
Anne L. Brigham	11,811,849	248,200
Harold D. Carter	11,811,849	248,200
Alexis M. Cranberg	11,811,849	248,200
Curtis F. Harrell	11,811,849	248,200
Stephen P. Reynolds	11,811,849	248,200
Steven A. Webster	11,811,849	248,200

      2.  To approve the appointment of PricewaterhouseCoopers LLP as independent auditors of Brigham for the year ending December 31, 2001.

For	12,037,849
Against	13,000
Abstain	9,200

      3.  To approve and ratify the warrants issued by Brigham in March 2001 to affiliates of Credit Suisse First Boston (USA), Inc. and the issuance of such warrants to such entities.

For	11,906,689
Against	58,460
Abstain	94,900

      4.  To approve an amendment to Brigham's 1997 Incentive Plan to limit the maximum number of shares of Common Stock available under the Plan available for grant pursuant to incentive stock options.

For	8,932,387
Against	1,094,110
Abstain	9,300
Unvoted	2,024,252

ITEM 5. OTHER INFORMATION

    Effective June 1, 2001, Brigham appointed R. Graham Whaling to its Board of Directors increasing the size of its board to eight members.

    Mr. Whaling is Chairman of Michael Petroleum. Mr. Whaling has spent his entire career in the energy industry, as a petroleum engineer, an energy investment banker, a chief financial officer and a chief executive officer of energy companies.

    Mr. Whaling worked as a petroleum engineer for nine years in the beginning of his career primarily with Ryder Scott Company, an oil and gas consulting firm. Mr. Whaling then spent seven years as an investment banker focusing on the energy industry with Lazard Freres & Co. and CS First Boston. Mr. Whaling then became the Chief Financial Officer for Santa Fe Energy where he managed the initial public offering and the spin-off of Santa Fe's western division, a company called Monterey Resources. Mr. Whaling was Chairman and Chief Executive Officer of Monterey Resources from its inception until it was acquired by Texaco in 1997, in a very successful transaction to the shareholders of both Santa Fe Energy and Monterey Resources. Prior to joining Michael Petroleum, Mr. Whaling was a Managing Director with Credit Suisse First Boston's Global Energy Partners, which specializes in private equity investments in energy businesses world wide.

    Mr. Whaling received a Bachelor of Science degree in Petroleum Engineering from the University of Texas and an M.B.A. with Distinction from the Wharton Business School.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

      10.1 —1997 Incentive Plan of Brigham Exploration Company, as amended through March 6, 2001.

    (b) Reports on Form 8-K:

    Brigham filed a report on Form 8-K on April 11, 2001, to provide guidance on its anticipated financial results for the quarter ended March 31, 2001. The Form 8-K included a copy of Brigham's press release that provided these announcements.

    Brigham filed a report on Form 8-K on April 16, 2001, to announce its third consecutive Frio bright spot discovery, other recent drilling discoveries, and the spud of a high impact test offsetting its Home Run Field in Brooks County, Texas. The Form 8-K included a copy of Brigham's press release that provided these announcements.

    Brigham filed a report on Form 8-K on May 9, 2001, to announce its financial results for the first quarter ended March 31, 2001, and provided an update on recent operational activity and guidance on second quarter financial results. The Form 8-K included a copy of Brigham's press release that provided these announcements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM Ben M. Brigham Chief Executive Officer, President and Chairman of the Board
By:	/s/ CURTIS F. HARRELL Curtis F. Harrell Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	—1997 Incentive Plan of Brigham Exploration Company, as amended through March 6, 2001.

QuickLinks

BRIGHAM EXPLORATION COMPANY SECOND QUARTER 2001 FORM 10-Q REPORT
  Part I. FINANCIAL INFORMATION
BRIGHAM EXPLORATION COMPANY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands) (unaudited)
BRIGHAM EXPLORATION COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
BRIGHAM EXPLORATION COMPANY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS