Form 10-Q
period 2001-09-30
BRIGHAM EXPLORATION CO
filed 2001-11-08
CIK 1034755

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


                For the quarterly period ended September 30, 2001

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-22433

                           BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                      1311                  75-2692967
(State of other jurisdiction      (Primary Standard        (I.R.S. Employer
    of incorporation or       Industrial Classification     Identification
       organization)                Code Number)                Number)

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

     As of November 5, 2001, 16,015,618 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                       THIRD QUARTER 2001 FORM 10-Q REPORT

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets - September 30, 2001
                 and December 31, 2000. . . . . . . . . . . . . . . . . .     1
            Consolidated Statements of Operations - Three and
                 nine months ended September 30, 2001 and 2000. . . . . .     2
            Consolidated Statement of Changes in Stockholders'
                 Equity - Nine months ended September 30, 2001. . . . . .     3
            Consolidated Statements of Cash Flows - Nine months
                 ended September 30, 2001 and 2000. . . . . . . . . . . .     4
            Notes to Consolidated Financial Statements. . . . . . . . . .     5

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .     9

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . .    17


                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .    18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                BRIGHAM EXPLORATION COMPANY

                                                        CONSOLIDATED
                                                       BALANCE SHEETS
                                              (in thousands, except share data)
                                                         (unaudited)

                                                                                              September 30,    December 31,
                                                                                                  2001             2000
                                                                                             ---------------  --------------
                                                            ASSETS
Current assets:
  Cash and cash equivalents                                                                  $        7,316   $         837
  Accounts receivable                                                                                13,128           9,277
  Other current assets                                                                                2,011             559
                                                                                             ---------------  --------------
    Total current assets                                                                             22,455          10,673
                                                                                             ---------------  --------------

Oil and gas properties, at cost, net                                                                149,174         129,490
Other property and equipment, at cost, net                                                            1,295           1,341
Drilling advances paid                                                                                    1             960
Deferred loan fees                                                                                    3,309           4,338
Other noncurrent assets                                                                                  96             109
                                                                                             ---------------  --------------
                                                                                             $      176,330   $     146,911
                                                                                             ===============  ==============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                           $        8,996   $       9,211
  Accrued drilling costs                                                                              2,279             792
  Participant advances received                                                                       1,181             136
  Other current liabilities                                                                           5,553           7,760
                                                                                             ---------------  --------------
    Total current liabilities                                                                        18,009          17,899
                                                                                             ---------------  --------------

Notes payable                                                                                        75,000          75,000
Senior subordinated notes                                                                            16,498           7,000
Other noncurrent liabilities                                                                            253           3,697

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated value,
  2,250,000 shares authorized, 1,566,858 and 1,000,000 shares issued and outstanding
  at September 30, 2001 and December 31, 2000, redemption value $20 per share                        15,308           8,558

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 shares
    are designated as Series A                                                                            -               -
  Common stock, $.01 par value, 50 million shares authorized, 17,097,250 and
    17,030,176 shares issued and 16,006,218 and 15,977,544 shares outstanding
    at September 30, 2001 and December 31, 2000, respectively                                           171             170
  Additional paid-in capital                                                                         81,067          78,274
  Unearned stock compensation                                                                          (912)         (1,321)
  Accumulated deficit                                                                               (24,942)        (38,416)
  Treasury stock, at cost; 1,091,032 and 1,052,632 shares at September 30, 2001 and
    December 31, 2000                                                                                (4,098)         (3,950)
  Accumulated other comprehensive income (loss)                                                         (24)              -
                                                                                             ---------------  --------------
    Total stockholders' equity                                                                       51,262          34,757
                                                                                             ---------------  --------------
                                                                                             $      176,330   $     146,911
                                                                                             ===============  ==============

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

                                   BRIGHAM EXPLORATION COMPANY

                                            CONSOLIDATED
                                      STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                             (unaudited)

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,       September 30,
                                                             ------------------  -------------------
                                                               2001      2000      2001      2000
                                                             --------  --------  --------  ---------
Revenues:
  Oil and gas sales                                          $ 8,848   $ 5,362   $26,220   $ 14,502
  Other                                                           23         3       198         52
                                                             --------  --------  --------  ---------
                                                               8,871     5,365    26,418     14,554
                                                             --------  --------  --------  ---------

Costs and expenses:
  Lease operating                                                842       541     2,332      1,502
  Production taxes                                               415       554     1,503      1,253
  General and administrative                                     934       718     2,708      2,166
  Depletion of oil and gas properties                          3,244     2,207     8,903      5,791
  Depreciation and amortization                                  140       147       375        430
                                                             --------  --------  --------  ---------
                                                               5,575     4,167    15,821     11,142
                                                             --------  --------  --------  ---------
  Operating income                                             3,296     1,198    10,597      3,412
                                                             --------  --------  --------  ---------

Other income (expense):
  Interest income                                                 63        24       230         80
  Interest expense, net                                       (1,595)   (3,291)   (5,180)    (9,097)
  Other income (expense)                                       1,842    (3,276)    7,827     (6,266)
                                                             --------  --------  --------  ---------
                                                                 310    (6,543)    2,877    (15,283)
                                                             --------  --------  --------  ---------

Income (loss) before income taxes                              3,606    (5,345)   13,474    (11,871)
Income tax benefit (expense)                                       -         -         -          -
                                                             --------  --------  --------  ---------

Net income (loss)                                              3,606    (5,345)   13,474    (11,871)

Less accretion and dividends on redeemable preferred stock       659         -     1,776          -
                                                             --------  --------  --------  ---------

Net income (loss) available to common stockholders           $ 2,947   $(5,345)  $11,698   $(11,871)
                                                             ========  ========  ========  =========

Net income (loss) per share available
  to common stockholders:
    Basic                                                    $  0.18   $ (0.32)  $  0.73   $  (0.73)
    Diluted                                                  $  0.17   $ (0.32)  $  0.67   $  (0.73)

        See accompanying notes to the consolidated financial statements.

                                                    BRIGHAM EXPLORATION COMPANY

                                                           CONSOLIDATED
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (in thousands)
                                                            (unaudited)

                                                                                                            Accumulated
                                                                                                               Other
                                                                                                               Compre-     Total
                                   Common Stock     Additional    Unearned      Accum-      Treasury Stock     hensive     Stock
                                 -----------------   Paid-in       Stock        ulated    ------------------   Income     holders'
                                 Shares   Amounts    Capital    Compensation    Deficit   Shares    Amounts    (Loss)      Equity
                                 -------  --------  ---------  --------------  ---------  -------  ---------  ---------  ---------
Balance, December 31, 2000        17,030  $    170  $ 78,274   $      (1,321)  $(38,416)  (1,053)  $ (3,950)  $      -   $ 34,757

Exercise of employee stock
  options                             67         1       179               -          -        -          -          -        180
Forfeitures of employee stock
  options                              -         -      (116)             31          -        -          -          -        (85)
Forfeitures of restricted stock        -         -         6             121          -      (38)      (148)         -        (21)
Issuance of warrants                   -         -     4,500               -          -        -          -          -      4,500
Dividends on mandatorily
  redeemable Series A
  Preferred Stock                      -         -    (1,702)              -          -        -          -          -     (1,702)
Accretion on mandatorily
  redeemable Series A
  Preferred Stock                      -         -       (74)              -          -        -          -          -        (74)
Amortization of unearned
  stock compensation                   -         -         -             257          -        -          -          -        257
Net income                             -         -         -               -     13,474        -          -          -     13,474
Other comprehensive
  income (loss):
    Cumulative effect (loss) on
       the adoption of FAS 133         -         -         -               -          -        -          -    (11,800)   (11,800)
    Change in fair value of
       cash flow hedges                -         -         -               -          -        -          -     11,776     11,776
Comprehensive loss
                                 -------  --------  ---------  --------------  ---------  -------  ---------  ---------  ---------
Balance, September 30, 2001       17,097  $    171  $ 81,067   $        (912)  $(24,942)  (1,091)  $ (4,098)  $    (24)  $ 51,262
                                 =======  ========  =========  ==============  =========  =======  =========  =========  =========


                                  Compre-
                                  hensive
                                  Income
                                  (Loss)
                                 ---------
Balance, December 31, 2000

Exercise of employee stock
  options
Forfeitures of employee stock
  options
Forfeitures of restricted stock
Issuance of warrants
Dividends on mandatorily
  redeemable Series A
  Preferred Stock
Accretion on mandatorily
  redeemable Series A
  Preferred Stock
Amortization of unearned
  stock compensation
Net income                       $ 13,474
Other comprehensive
  income (loss):
    Cumulative effect (loss) on
       the adoption of FAS 133    (11,800)
    Change in fair value of
       cash flow hedges            11,776
                                 ---------
Comprehensive loss               $ 13,450
                                 =========
Balance, September 30, 2001

        See accompanying notes to the consolidated financial statements.

                                             BRIGHAM EXPLORATION COMPANY

                                                    CONSOLIDATED
                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                     (unaudited)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                --------------------
                                                                                                  2001       2000
                                                                                                ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                                                             $ 13,474   $(11,871)
  Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
    Depletion of oil and gas properties                                                            8,903      5,791
    Depreciation and amortization                                                                    375        430
    Interest paid through the issuance of additional senior subordinated notes                       498      4,575
    Amortization of deferred loan fee and debt issuance costs                                      1,029        987
    Amortization of discount on senior subordinated notes                                              -        673
    Amortization of deferred loss on derivative instruments                                            -        280
    Market value adjustment for derivative instruments                                            (9,217)     5,683
    Changes in working capital and other items:
      Accounts receivable                                                                         (3,851)    (3,323)
      Other current assets                                                                        (1,452)      (243)
      Accounts payable                                                                              (215)    (7,550)
      Participant advances received                                                                1,045         99
      Other current liabilities                                                                    3,286        179
      Other noncurrent assets                                                                         13        (58)
      Other noncurrent liabilities                                                                   (23)     2,214
                                                                                                ---------  ---------
        Net cash provided (used) by operating activities                                          13,865     (2,134)
                                                                                                ---------  ---------

Cash flows from investing activities:
  Additions to oil and natural gas properties                                                    (27,020)   (19,024)
  Additions to other property and equipment                                                         (257)       (83)
  Decrease in drilling advances paid                                                                 959         19
                                                                                                ---------  ---------
        Net cash used by investing activities                                                    (26,318)   (19,088)
                                                                                                ---------  ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                               -      4,202
  Proceeds from exercise of employee stock options                                                   180          -
  Proceeds from issuance of preferred stock and warrants, net                                      9,838          -
  Proceeds from issuance of senior subordinated notes and warrants                                     -        260
  Increase in notes payable                                                                        9,000     15,000
  Principal payments on notes payable                                                                  -       (354)
  Principal payments on capital lease obligations                                                    (86)      (168)
  Deferred loan fees paid                                                                              -       (400)
                                                                                                ---------  ---------
        Net cash provided by financing activities                                                 18,932     18,540
                                                                                                ---------  ---------

Net increase (decrease) in cash and cash equivalents                                               6,479     (2,682)
Cash and cash equivalents, beginning of period                                                       837      2,742
                                                                                                ---------  ---------
Cash and cash equivalents, end of period                                                        $  7,316   $     60
                                                                                                =========  =========

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

2.   BASIS  OF  PRESENTATION

     The accompanying financial statements include the accounts of Brigham and its wholly owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham's 2000 Annual Report on Form 10-K pursuant to
     Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934.

3.   PRIVATE  PLACEMENT  OF  PREFERRED  STOCK

     In March 2001, Brigham issued 500,000 additional shares of mandatorily redeemable Series A Preferred Stock and 2,105,263 additional warrants (the "Additional Series A Warrants") to purchase Brigham's common stock for $10 million.

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

4.   NET  INCOME  (LOSS)  PER  SHARE

     Basic earnings per common share ("EPS") are computed by dividing net income
     (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities were exercised for or converted into common stock.

                           BRIGHAM EXPLORATION COMPANY

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)



     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2001 and 2000:

                                                           Three Months Ended  Nine Months Ended
                                                              September 30,       September 30,
                                                            -----------------  ------------------
                                                             2001      2000     2001      2000
                                                            -------  --------  -------  ---------
Basic EPS:
  Income (loss) available to common stockholders            $ 2,947  $(5,345)  $11,698  $(11,871)
                                                            =======  ========  =======  =========
  Common shares outstanding                                  15,984   16,713    15,983    16,237
                                                            =======  ========  =======  =========
  Basic EPS                                                 $  0.18  $ (0.32)  $  0.73  $  (0.73)
                                                            =======  ========  =======  =========
Diluted EPS:
  Income (loss) available to common stockholders - basic    $ 2,947  $(5,345)  $11,698  $(11,871)

  Effect of assumed conversions:
    Amortization of compensation expense on stock options         2        -        11         -
                                                            -------  --------  -------  ---------
  Income (loss) available to common stockholders - diluted  $ 2,949  $(5,345)  $11,709  $(11,871)
                                                            =======  ========  =======  =========

  Common shares outstanding                                  15,984   16,713    15,983    16,237

  Effect of dilutive securities:
    Warrants                                                    788        -     1,071         -
    Stock options                                               264        -       415         -
                                                            -------  --------  -------  ---------
  Potentially dilutive common shares                          1,052        -     1,486         -
                                                            -------  --------  -------  ---------

  Adjusted common shares outstanding - diluted               17,036   16,713    17,469    16,237
                                                            =======  ========  =======  =========
  Diluted EPS                                               $  0.17  $ (0.32)  $  0.67  $  (0.73)
                                                            =======  ========  =======  =========

     At September 30, 2001 and 2000, options and warrants to purchase 14.3 million and 9.9 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effects would have been antidilutive.

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

                           BRIGHAM EXPLORATION COMPANY

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)



     as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings.

     On January 1, 2001, Brigham recorded a net of tax cumulative effect adjustment of $(11.8) million to other comprehensive income (loss) to recognize the fair value (liability) of all derivative instruments that qualify for hedge accounting treatment in accordance with FAS 133. In the three and nine months ended September 30, 2001, Brigham recognized losses of $28,000 and $8.2 million, respectively, from hedging contracts, which were recorded as a reduction of oil and gas sales, and $60,000 and $11.8 million, respectively, of gains related to changes in the fair value, which were recorded as a reduction of the liability with a corresponding offset recorded in other comprehensive income.

     Derivative instruments that do not qualify as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of these derivative instruments is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At September 30, 2001 and December 31, 2000, the fair value of these derivative instruments included in other liabilities was $833,000 and $10.1 million, respectively. In the three and nine months ended September 30, 2001, Brigham recognized $2.2 million and $9.2 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $347,000 and $1.4 million, respectively, in cash losses related to the cash settlement payments made by the Company to the counterparty.

     The following tables summarize Brigham's outstanding oil and natural gas derivative instruments as of September 30, 2001:

NATURAL GAS DERIVATIVE CONTRACTS
                                                        2001                    2002
                                                ---------------------  ----------------------
                                                            AVERAGE                 AVERAGE
                                                CONTRACT    CONTRACT    CONTRACT    CONTRACT
                      PRICING      CONTRACT      VOLUMES     PRICE      VOLUMES      PRICE
                       BASIS         TERM        (MMBTU)   ($/MMBTU)    (MMBTU)    ($/MMBTU)
                      --------  --------------  ---------  ----------  ----------  ----------
Fixed Price Cap         ANR     October 2001 -    920,000  $     2.63   1,810,000  $     2.63
                      Oklahoma    June 2002

Fixed Price Floor       ANR     October 2001 -    230,000  $     1.80           -           -
                      Oklahoma  December 2001


CRUDE OIL DERIVATIVE CONTRACTS
                                                        2001                    2002
                                                ---------------------  ----------------------
                                                            AVERAGE                 AVERAGE
                                                CONTRACT    CONTRACT    CONTRACT    CONTRACT
                      PRICING      CONTRACT      VOLUMES     PRICE      VOLUMES      PRICE
                       BASIS         TERM         (BBLS)    ($/BBLS)     (BBLS)     ($/BBLS)
                      --------  --------------  ---------  ----------  ----------  ----------
Fixed Price Cap       NYMEX     October 2001 -     18,400  $    25.25           -           -
                                December 2001

Fixed Price Floor     NYMEX     October 2001 -     18,400  $    16.10           -           -
                                December 2001

                           BRIGHAM EXPLORATION COMPANY

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)



In October 2001, Brigham entered into three natural gas fixed price swap agreements whereby Brigham exchanged a floating market price for a fixed contract price of $2.80 per MMBtu for 2,500 MMBtu per day for the period from January 2002 to June 2002, $2.90 per MMBtu on 2,500 MMBtu per day for the period from January 2002 to December 2002, and $3.00 per MMBtu on 2,500 MMBtu per day for the period from January 2002 to June 2003. These derivative instruments qualify for hedge accounting in accordance with FAS 133 and will be accounted for as cash flow hedges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison of the three-month periods ended September 30, 2001 and 2000

     Oil and natural gas sales. Oil and natural gas sales increased 65% from $5.4 million for the third quarter of 2000 to $8.8 million for the third quarter of 2001. Of this net increase, $1.1 million was attributable to a 16% increase in the average realized equivalent oil and natural gas sales price and $2.3 million was attributable to a 42% increase in production volumes. Natural gas production volumes increased 41% from 1,270 MMcf for the third quarter of 2000 to 1,790 MMcf for the third quarter of 2001. This increase was principally due to the completion of wells drilled during 2001 and recompletion and workover projects performed on certain producing wells. The average realized price for natural gas increased 53% from $1.99 per Mcf for the third quarter of 2000 to $3.05 per Mcf for the third quarter of 2001. Natural gas hedging losses reduced natural gas revenues by $2.9 million ($2.27 per Mcf) for the third quarter of 2000. Oil production volumes increased 45% from 92 MBbls for the third quarter of 2000 to 134 MBbls for the third quarter of 2001. This increase was principally due to the completion of wells drilled during 2001 and recompletion and workover projects performed on certain producing wells. The average realized price for oil decreased 18% from $30.62 per Bbl for the third quarter of 2000 to $25.26 per Bbl for the third quarter of 2001. Oil hedging reduced oil revenues by $28,000 ($.21 per Bbl) and $38,000 ($.41 per Bbl) for the third quarter of 2001 and 2000, respectively.

     Lease operating expenses. Lease operating expenses increased 56% from $541,000 for the third quarter of 2000 to $842,000 for the third quarter of 2001, and, on a per unit of production basis, lease operating expenses for the same period increased 7% from $0.30 per Mcfe to $0.32 per Mcfe. The increase in lease operating expenses for third quarter of 2001 is primarily due to an increase in the number of producing wells and an increase in well repair and maintenance cost.

     Production taxes. Production taxes decreased 25% from $554,000 for the third quarter of 2000 to $415,000 for the third quarter of 2001.On a per unit of production basis, production taxes for the same period decreased 47% from $0.30 per Mcfe to $0.16 per Mcfe primarily as a result of a 25% decrease in the average pre-hedge equivalent price for oil and natural gas sales and the recording of a $53,000 refund of production taxes related to certain wells that qualify for reduced production tax rates.

     General and administrative expenses. General and administrative expenses increased 30% from $718,000 for the third quarter of 2000 to $934,000 for the third quarter of 2001 primarily due to higher employee payroll and benefits expenses. On a per unit of production basis, general and administrative expenses decreased 8% from $0.39 per Mcfe for the third quarter of 2000 to $0.36 per Mcfe for the third quarter of 2001 as increased production volumes more than offset higher aggregate general and administrative expenses.

     Depletion of oil and natural gas properties. Depletion of oil and natural properties increased 47% from $2.2 million ($1.21 per Mcfe) for the third quarter of 2000 to $3.2 million ($1.25 per Mcfe) for the third quarter of 2001. Of this increase, $964,000 was due to higher production volumes and $73,000 was due to an increase in the depletion rate per unit of production. The increase in the per unit depletion rate resulted primarily from the estimated additions of proved oil and natural gas reserves at higher average capital costs during the third quarter of 2001 as compared with estimated amounts for the third quarter of 2000.

     Net interest expense. Net interest expense decreased 52% from $3.3 million for the third quarter of 2000 to $1.6 million for the third quarter of 2001. This decrease was due to a lower average debt balance and lower interest rates on outstanding borrowings for the third quarter of 2001 compared to the third quarter of 2000. These reductions were principally due to Brigham's debt refinancing transactions that were completed during the fourth quarter of 2000 (see "Liquidity and Capital Resources - Refinancing Transactions"). The weighted average outstanding debt balance decreased from $101.2 million for the third quarter of 2000 to $91.4 million for the third quarter of 2001. The average effective annual interest rate on borrowings outstanding during the third quarter of 2000 was 12.8% compared to 9.0% for the third quarter of 2001. Net interest expense is reflected net of capitalized interest of $718,000 and $492,000 for the third quarter 2000 and 2001, respectively. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

     Other income (expense). Other income (expense) increased $5.1 million from an expense of $3.3 million for the third quarter of 2000 to income of $1.8 million for the third quarter of 2001. Brigham recognizes other income or expense associated with changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. For the third quarter of 2000, other income (expense) included $3.3 million of non-cash expenses related to the changes in the fair market values of these derivative contracts. For the third quarter of 2001, other income (expense) included (i) $2.2 million of non-cash income related to the changes in the fair market values of these derivative contracts, and (ii) $347,000 of expenses related to cash settlements incurred during the period pursuant to these derivative contracts.

Comparison of the nine-month periods ended September 30, 2001 and 2000

     Oil and natural gas sales. Oil and natural gas sales increased 81% from $14.5 million for the first nine months of 2000 to $26.2 million for the first nine months of 2001. Of this net increase, $6.0 million was attributable to a 22% increase in the average realized equivalent oil and natural gas sales price and $5.7 million was attributable to a 48% increase in equivalent production volumes. Natural gas production volumes increased 62% from 3,257 MMcf for the first nine months of 2000 to 5,266 MMcf for the first nine months of 2001. This increase was principally due to the completion of wells drilled during 2001 and recompletion and workover projects performed on certain producing wells. The average realized price for natural gas increased 67% from $1.97 per Mcf for the first nine months of 2000 to $3.30 per Mcf for the first nine months of 2001. Included in these realized prices are $8.0 million ($1.52 per Mcf) in natural gas hedging losses for the first nine months of 2001, and $5.1 million ($1.58 per Mcf) in natural gas hedging losses for the first nine months of 2000. Oil production volumes increased 21% from 281 MBbls for the first nine months of 2000 to 341 MBbls for the first nine months of 2001. This increase was principally due to the completion of wells drilled during 2001 and recompletion and workover projects performed on certain producing wells. The average realized price for oil decreased from $28.79 per Bbl for the first nine months of 2000 to $25.91 per Bbl for the first nine months of 2001. Oil hedging losses reduced oil revenues for the first nine months of 2001 by $153,000 ($.45 per Bbl) versus a reduction of $40,000 ($.14 per Bbl) for the first nine months of 2000.

     Lease operating expenses. Lease operating expenses increased 55% from $1.5 million for the first nine months of 2000 to $2.3 million for the first nine months of 2001 and, on a per unit of production basis, lease operating expenses for the same periods increased 7% from $.30 per Mcfe to $.32 per Mcfe. The overall increase in lease operating expenses was primarily due to an increase in the number of producing wells as compared with the same period in 2000. The increase in lease operating expenses per unit of production volume for the first nine months of 2001 relative to the first nine months of 2000 was primarily due to increased well maintenance and repair cost for the first nine months of 2001.

     Production taxes. Production taxes increased 20% from $1.3 million ($.25 per Mcfe) for the first nine months of 2000 to $1.5 million ($.21 per Mcfe) for the first nine months of 2001, primarily as a result of (i) a 18% increase in the average equivalent price received for oil and natural gas sales before the effects of hedging gains and losses, and (ii) a 48% increase in net equivalent production volumes, each of which was offset by the recording of a $762,000 reimbursement of production taxes related to certain wells that qualify for production tax refunds. Of the $762,000 total production tax reimbursements recorded for the first nine months of 2001, $427,000 related to volumes produced during the first nine months of 2001 and $335,000 related to volumes produced during prior periods in 1999 and 2000.

     General and administrative expenses. General and administrative expenses increased 25% from $2.2 million for the first nine months of 2000 to $2.7 million for the first nine months of 2001 primarily due to higher employee payroll and benefits expenses. On a per unit of production basis, general and administrative decreased 16% from $0.44 per Mcfe for the first nine months of 2000 to $0.37 per Mcfe for the first nine months of 2001 as increased production volumes more than offset higher aggregate general and administrative expenses.

     Depletion of oil and natural gas properties. Depletion of oil and natural gas properties increased 54% from $5.8 million ($1.17 per Mcfe) for the first nine months of 2000 to $8.9 million ($1.22 per Mcfe) for the first nine months of 2001. Of this increase, $2.9 million was due to higher production volumes and $247,000 was due to an increase in the depletion rate per unit of production. The increase in the per unit depletion rate was principally the result of estimated additions of proved natural gas and oil reserves at higher average capital costs during the first nine months of 2001 as compared with estimated amounts for the first nine months of 2000.

     Net interest expense. Net interest expense decreased 43% from $9.1 million for the first nine months of 2000 to $5.2 million for the first nine months of 2001. This decrease was due to a lower average debt balance and lower interest rates on outstanding borrowings during the first nine months of 2001 compared with the same period in 2000. These reductions were principally due to Brigham's debt refinancing transactions that were completed during the fourth quarter of 2000 (see "Liquidity and Capital Resources - Refinancing Transactions"). The weighted average outstanding debt balance decreased from $104.5 million for the first nine months of 2000 to $90.3 million for the first nine months 2001. The average effective annual interest rate on borrowings outstanding during the first nine months of 2000 was 13.0% compared to 9.8% for the first nine months of 2001. Net interest expense is reflected net of capitalized interest of $2.0 million and $1.5 million for the first nine months of 2000 and 2001, respectively. See "Liquidity and Capital Resources - Credit Facility; - Subordinated Notes".

     Other income (expense). Other income (expense) increased $14.1 million from an expense of $6.3 million for the nine months of 2000 to income of $7.8 million for the first nine months of 2001. Brigham recognizes other income or expense associated with changes in the fair market values and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. For the first nine months of 2000, other income (expense) included (i) $5.7 million of non-cash expenses related to the changes in the fair market values of these derivative contracts, and (ii) $620,000 of expenses related to cash settlements incurred during the period pursuant to these derivative contracts. For the first nine months of 2001, other income (expense) included (i) $9.2 million of non-cash income related to the changes in the fair market values of these derivative contracts, and (ii) $1.4 million of expenses related to cash settlements incurred during the period pursuant to these derivative contracts.

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

     As a result of the February 2000 amendments, $30 million of the Senior Credit Facility held by one of the lenders is convertible into shares of Brigham common stock (the "Convertible Notes") in the following amounts and prices: (i) $10 million is convertible at $3.90 per share, (ii) $10 million is convertible at $6.00 per share and (iii) $10 million is convertible at $8.00 per share. At September 30, 2001 and November 5, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, of which the Convertible Notes are $30 million.

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

     Principal outstanding under the Senior Credit Facility is due at maturity on December 31, 2002, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Senior Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at Brigham's option. Obligations under the Senior Credit Facility are secured by substantially all of Brigham's oil and natural gas properties and other tangible assets. At November 5, 2001, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, which bear interest at an annual rate of approximately 5.4%.

     The Senior Credit Facility has certain financial covenants, including current and interest coverage ratios, (as defined). Brigham and its senior lenders effected the amendments to the Senior Credit Facility described above in part to enable Brigham to comply with certain financial covenants of the Senior Credit Facility, including the minimum current ratio (as defined), minimum interest coverage ratio (as defined), and the limitation on capital expenditures related to seismic and land activities. Should Brigham be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, Brigham's liquidity may be adversely affected, which could in turn have an adverse impact on its future financial position and results of operations. At September 30, 2001, Brigham was in compliance with its financial covenants.

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

     Subordinated Notes Facility. The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") bear an interest of 10.75% per annum and have no principal repayment obligations until maturity in 2005. The SCI Notes are issued pursuant to a multi-draw facility (the "Subordinated Notes Facility") at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At Brigham's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to Brigham's existing $75 million Senior Credit Facility. The SCI Notes have a five-year maturity, are redeemable at Brigham's option for face value at anytime, and have certain financial and other covenants. The warrants to purchase an aggregate of 1,250,000 shares of Brigham common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. For financial reporting purposes, the SCI Warrants were valued using the Black-Scholes valuation model and the estimated value of $2.9 million was recorded as deferred loan costs that will be amortized over the five-year term of the SCI Notes. As of September 30, 2001 and November 5, 2001, Brigham had $16.5 million and $16.7 million, respectively, of borrowings outstanding under the Subordinated Notes Facility.

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

     In March 2001, Brigham sold an additional $10 million of Series A Preferred Stock to affiliates of CSFB (see " Equity Placements Private Placement of Preferred Stock"). As of September 30, 2001 and November 5, 2001, Brigham had $31.3 million and $32.0 million (liquidation value), respectively, of Series A Preferred Stock outstanding.

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

     Private Placement of Preferred Stock. On March 5, 2001, Brigham sold $10 million of additional Series A Preferred Stock and warrants (the "Additional Series A Warrants") to affiliates of CSFB in a private placement transaction. The Additional Series A Warrants to purchase an aggregate of 2,105,263 shares of Brigham common stock have a term of ten years, an exercise price of $4.75 per share and must be exercised, if Brigham so requires, in the event that the market price of Brigham common stock trades averages at least 150% of the exercise price ($7.125 per share) for 60 consecutive trading days. The exercise price of the Additional Series A Warrants is payable either in cash or in shares of Series A Preferred Stock, valued at liquidation value plus accrued dividends. If Brigham requires exercise of the Additional Series A Warrants, proceeds from the exercise will be used to fund the redemption of a similar value of then outstanding Series A Preferred Stock. For financial reporting purposes, the Additional Series A Warrants were valued at approximately $4.5 million using the Black-Scholes valuation model and were recorded as additional paid-in capital in March 2001.

Cash  Flow  Analysis

     Cash Flows from Operating Activities. Cash flows provided by operating activities were $13.9 million in the first nine months of 2001, which consisted of $15.1 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and a net $1.2 million used for working capital items. This compares to cash flows used by operating activities of $2.1 million in the first nine months of 2000, which consisted of $6.5 million in net operating cash flow and a net $8.7 million used for working capital items.

     Cash Flows from Investing Activities. Cash flows used by investing activities were $26.3 million in the first nine months of 2001 as compared with $19.1 million used by investing activities in the first nine months of 2000

     Cash Flows from Financing Activities. Cash flows provided by financing activities were $18.9 million in the first nine months of 2001 as compared with cash flows provided by financing activities of $18.5 million in the first nine months of 2000. The cash flows provided by financing activities during the first nine months of 2001 resulted primarily from $9.0 million in borrowings under the Subordinated Notes Facility and the March 2001 placement of additional Series A Preferred Stock and warrants that generated proceeds of $9.8 million after transaction expenses. The cash flows provided by financing activities during the first nine months of 2000 resulted primarily from a $15.0 million increase in borrowings under the Senior Credit Facility and the February 2000 placement of common stock and warrants that generated proceeds of $4.5 million before transaction expenses.

Capital  Expenditures

     Continuing its strategy initiated in 1999 to harvest its prior 3-D seismic project investments, Brigham intends to focus substantially all of its efforts and available capital resources in 2001 to the drilling and monetization of its highest grade prospects within its over 5,000 square mile inventory of 3-D seismic data. Brigham's original 2001 capital budget was approximately $32 million, which included approximately $22 million for drilling projects, $4 million for acreage leasing and G&G activities, and $6 million for capitalized overhead, capitalized interest costs and other property and equipment. However, given the success of its drilling program thus far in 2001, an increase in the number of wells planned for the year, and higher cost on certain wells, Brigham now expects its capital spending to approximate $38 million for 2001. Brigham's revised capital budget includes $28 million for drilling projects; $4 million for land and G&G, and $6 million for capitalized overhead, capitalized interest costs and other property and equipment. Brigham's 2001 drilling program remains balanced with a blend of higher potential exploration tests and lower risk development drilling projects, driven to a large extent by the development of several significant exploratory discoveries completed during 2000 and the first half of 2001. Approximately 48% of budgeted 2001 drilling expenditures are targeted for exploratory prospects and the remaining 52% are budgeted for development prospects. Additionally Brigham continues to focus over 80% of its budgeted drilling expenditures in five core project areas in the Springer and Hunton trends of the Anadarko Basin, the Vicksburg and Frio trends of the Texas Gulf Coast and West Texas. Brigham intends to fund its budgeted capital expenditures through a combination of cash flow from operations, available borrowings under its Subordinated Notes Facility and the net proceeds from its private placements of Series A Preferred Stock in November 2000 and March 2001. Additionally, Brigham will continue to seek opportunities to supplement its available capital resources through selective sales of interests in non-producing assets, including interests in its 3-D seismic projects and promoted interests in future drilling prospects or locations.

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

     The following tables summarize Brigham's outstanding oil and natural gas derivative contracts as of September 30, 2001:

     NATURAL GAS DERIVATIVE CONTRACTS
                                                        2001                   2002
                                                ---------------------  ----------------------
                                                            AVERAGE                 AVERAGE
                                                CONTRACT    CONTRACT    CONTRACT    CONTRACT
                      PRICING      CONTRACT      VOLUMES     PRICE      VOLUMES      PRICE
                       BASIS         TERM        (MMBTU)   ($/MMBTU)    (MMBTU)    ($/MMBTU)
                      --------  --------------  ---------  ----------  ----------  ----------
Fixed Price Cap       ANR       October 2001 -    920,000  $     2.63   1,810,000  $     2.63
                      Oklahoma  June 2002

Fixed Price Floor     ANR       October 2001 -    230,000  $     1.80           -           -
                      Oklahoma  December 2001


CRUDE OIL DERIVATIVE  CONTRACTS
                                                        2001                   2002
                                                ---------------------  ----------------------
                                                            AVERAGE                 AVERAGE
                                                CONTRACT    CONTRACT    CONTRACT    CONTRACT
                      PRICING      CONTRACT      VOLUMES     PRICE      VOLUMES      PRICE
                       BASIS        TERM          (BBLS)    ($/BBLS)      (BBLS)    ($/BBLS)
                      --------  --------------  ---------  ----------  ----------  ----------
Fixed Price Cap       NYMEX     October 2001 -     18,400  $    25.25           -           -
                                December 2001

Fixed Price Floor     NYMEX     October 2001 -     18,400  $    16.10           -           -
                                December 2001

     In October 2001, Brigham entered into three natural gas fixed price swap agreements whereby Brigham exchanged a floating market price for a fixed contract price of $2.80 per MMBtu for 2,500 MMBtu per day for the period from January 2002 to June 2002, $2.90 per MMBtu on 2,500 MMBtu per day for the period from January 2002 to December 2002, and $3.00 per MMBtu on 2,500 MMBtu per day for the period from January 2002 to June 2003. These derivative instruments qualify for hedge accounting in accordance with FAS 133 and will be accounted for as cash flow hedges.

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

Forward  Looking  Information

     Brigham or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells it anticipates drilling during 2001 and Brigham's financial position, business strategy and other plans and objectives for future operations. Although Brigham believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Brigham will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Brigham's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to Brigham and its project participants, government regulations and other factors set forth among the risk factors noted below or in the description of Brigham's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to Brigham or persons acting on its behalf are expressly qualified in their entirety by these factors. Brigham assumes no obligation to update any of these statements.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 2000 (see page 43 of Brigham's 2000 Form 10-K), Brigham provided a discussion of its market risk. See Note 6 to the Consolidated Financial Statements regarding Brigham's market risk associated with its derivative instruments at September 30, 2001. There were no material changes during the second quarter of 2001 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham 2000 Form 10-K report.

                          PART II - OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          None.

     (b)  Reports  on  Form  8-K:

          Brigham filed a report on Form 8-K on August 1, 2001, to report the announcement that it will host a conference call on August 9, 2001 to discuss operational and financial results for the quarter ended June 30, 2001. The Form 8-K included a copy of Brigham's press release that announced this conference call.

          Brigham filed a report on Form 8-K on August 10, 2001, to report the announcements on August 7, 2001, of its quarterly overview of operational activity for the quarter ending June 30, 2001; estimated production for the second quarter; drilling statistics; and new discoveries in the Texas Gulf Coast, West Texas, and Anadarko Basin. The Form 8-K included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K on August 14, 2001, to report the announcements on August 9, 2001, of its financial results for the quarter ending June 30, 2001, and forecasts and estimates of third quarter 2001 results. The Form 8-K included a copy of Brigham's press release that provided these announcements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2001.

                                    BRIGHAM EXPLORATION COMPANY


                                    By:    /s/  BEN M. BRIGHAM
                                          ---------------------------------
                                          Ben M. Brigham
                                          Chief Executive Officer, President and
                                             Chairman of the Board



                                     By:    /s/  CURTIS F. HARRELL
                                          ---------------------------------
                                          Curtis F. Harrell
                                          Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

   EXHIBIT
     NO.     DESCRIPTION
     ---     -----------

             None