Form 10-Q
period 2002-03-31
BRIGHAM EXPLORATION CO
filed 2002-05-09
CIK 1034755

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


                  For the quarterly period ended March 31, 2002

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

     As of May 3, 2002, 16,016,113 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                                       BRIGHAM EXPLORATION COMPANY
                                   FIRST QUARTER 2002 FORM 10-Q REPORT

                                            TABLE OF CONTENTS
                                            -----------------


                                                                                                     PAGE
                                                                                                     ----

                                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - March 31, 2002 and December 31, 2001. . . . . . . . . . . . . . .  1
        Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001. . . . . . .  2
        Consolidated Statement of Changes in Stockholders' Equity - Three months ended March 31, 2002 .  3
        Consolidated Statements of Cash Flows  - Three months ended March 31, 2002 and 2001 . . . . . .  4
        Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . 17


                                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              BRIGHAM EXPLORATION COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except per share data)
                                                     (unaudited)


                                                                                          March 31,    December 31,
                                                                                            2002           2001
                                                                                         -----------  --------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                              $    7,820   $       5,112
  Accounts receivable                                                                         8,783           9,325
  Other current assets                                                                        2,624           2,531
                                                                                         -----------  --------------
    Total current assets                                                                     19,227          16,968

Oil and natural gas properties, net using the full cost method                              155,383         151,891
Other property and equipment, net                                                             1,337           1,331
Deferred loan fees                                                                            2,990           3,166
Other noncurrent assets                                                                           -              52
                                                                                         -----------  --------------
                                                                                         $  178,937   $     173,408
                                                                                         ===========  ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $    8,045   $       8,412
  Accrued drilling costs                                                                      3,870           1,969
  Other current liabilities                                                                   7,365           4,885
                                                                                         -----------  --------------
    Total current liabilities                                                                19,280          15,266
                                                                                         -----------  --------------

Notes payable                                                                                75,000          75,000
Senior subordinated notes                                                                    20,948          16,721
Other noncurrent liabilities                                                                    485             206

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,662,863 and 1,630,692 shares
  issued and outstanding at March 31, 2002 and December 31, 2001, respectively               17,312          16,614

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000
    are designated as Series A                                                                    -               -
  Common stock, $.01 par value, 50 million shares authorized, 17,127,650 shares issued
    and 16,016,113 shares outstanding at March 31, 2002 and December 31, 2001                   171             171
  Additional paid-in capital                                                                 79,768          80,466
  Unearned stock compensation                                                                  (457)           (494)
  Accumulated other comprehensive income (loss)                                              (2,043)            351
  Accumulated deficit                                                                       (27,362)        (26,728)
  Treasury stock, at cost; 1,111,537 shares at March 31, 2002 and December 31, 2001          (4,165)         (4,165)
                                                                                         -----------  --------------
    Total stockholders' equity                                                               45,912          49,601
                                                                                         -----------  --------------
                                                                                         $  178,937   $     173,408
                                                                                         ===========  ==============

           The accompanying notes are an integral part of these consolidated financial statements.

                                BRIGHAM EXPLORATION COMPANY

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                       (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2002      2001
                                                                --------  --------
Revenues:
  Oil and natural gas sales                                     $ 6,434   $ 6,905
  Other                                                              10       138
                                                                --------  --------
                                                                  6,444     7,043
                                                                --------  --------

Costs and expenses:
  Lease operating                                                   871       706
  Production taxes                                                  353       466
  General and administrative                                        964       817
  Depletion of oil and gas properties                             3,137     2,477
  Depreciation and amortization                                     103       152
                                                                --------  --------
                                                                  5,428     4,618
                                                                --------  --------
  Operating income                                                1,016     2,425
                                                                --------  --------

Other income (expense):
  Interest income                                                    19        62
  Interest expense, net                                          (1,421)   (1,806)
  Other income (expense)                                           (248)      221
                                                                --------  --------
                                                                 (1,650)   (1,523)
                                                                --------  --------

Income (loss) before income taxes                                  (634)      902
Income taxes                                                          -         -
                                                                --------  --------

Net income (loss)                                                  (634)      902

Less accretion and dividends on redeemable preferred stock          698       478
                                                                --------  --------

Net income (loss) available to common stockholders              $(1,332)  $   424
                                                                ========  ========

Net income (loss) per share available to common stockholders:
  Basic                                                         $ (0.08)  $  0.03
  Diluted                                                       $ (0.08)  $  0.02

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

                                                    BRIGHAM EXPLORATION COMPANY

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (in thousands)
                                                            (unaudited)


                                                                            Accumulated                          Total
                               Common Stock    Additional     Unearned         Other        Accumu-              Stock-    Compre-
                            ------------------   Paid-in       Stock       Comprehensive     lated    Treasury  holders'   hensive
                             Shares   Amounts    Capital    Compensation   Income (loss)    Deficit    Stock     Equity     Loss
                            --------  --------  ---------  --------------  --------------  ---------  --------  --------  --------
Balance, December 31, 2001   17,128   $    171  $ 80,466   $        (494)  $         351   $(26,728)  $(4,165)  $49,601

Dividends on Series A
  mandatorily redeemable
  preferred stock                 -          -      (643)              -               -          -         -      (643)
Accretion on Series A
  mandatorily redeemable
  preferred stock                 -          -       (55)              -               -          -         -       (55)
Amortization of unearned
  stock compensation              -          -         -              37               -          -         -        37
Net loss                          -          -         -               -               -       (634)        -      (634)  $  (634)
Other comprehensive loss:
  Unrealized loss on cash
    flow hedges                   -          -         -               -          (2,394)         -         -    (2,394)   (2,394)
                                                                                                                          --------
Comprehensive loss                                                                                                        $(3,028)
                            --------  --------  ---------  --------------  --------------  ---------  --------  --------  ========

Balance, March 31, 2002      17,128   $    171  $ 79,768   $        (457)  $      (2,043)  $(27,362)  $(4,165)  $45,912
                            ========  ========  =========  ==============  ==============  =========  ========  ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                        BRIGHAM EXPLORATION COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         ------------------
                                                                                           2002      2001
                                                                                         --------  --------
Cash flows from operating activities:
  Net income (loss)                                                                      $  (634)  $   902
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depletion of oil and gas properties                                                    3,137     2,477
    Depreciation and amortization                                                            103       152
    Interest paid through the issuance of additional senior subordinated notes               227        75
    Amortization of deferred loan fee and debt issuance costs                                286       343
    Market value adjustment for derivative instruments                                       251      (221)
    Changes in working capital and other items:
      Accounts receivable                                                                    742    (3,586)
      Other current assets                                                                  (394)       (4)
      Accounts payable                                                                      (367)      838
      Participant advances received                                                          588       164
      Other current liabilities                                                               81       111
      Other noncurrent assets                                                                  2         9
      Other noncurrent liabilities                                                             9        (8)
                                                                                         --------  --------
        Net cash provided by operating activities                                          4,031     1,252
                                                                                         --------  --------

Cash flows from investing activities:
  Additions to oil and natural gas properties                                             (4,909)   (9,223)
  Additions to other property and equipment                                                  (91)      (80)
  Decrease in drilling advances paid                                                           -       385
                                                                                         --------  --------
        Net cash used by investing activities                                             (5,000)   (8,918)
                                                                                         --------  --------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options                                             -        57
  Proceeds from issuance of preferred stock and warrants, net                                  -     9,838
  Proceeds from issuance of senior subordinated notes                                      4,000     9,000
  Principal payments on capital lease obligations                                            (13)      (37)
  Deferred loan fees paid                                                                   (310)        -
                                                                                         --------  --------
        Net cash provided by financing activities                                          3,677    18,858
                                                                                         --------  --------

Net increase in cash and cash equivalents                                                  2,708    11,192
Cash and cash equivalents, beginning of period                                             5,112       837
                                                                                         --------  --------
Cash and cash equivalents, end of period                                                 $ 7,820   $12,029
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

     The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham's 2001 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

3.   COMMITMENTS AND CONTINGENCIES

     Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas against Steve Massey Company, Inc. ("Massey") for breach of contract. The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer "347" No. 5 well (the "Palmer #5") and the loss of the Palmer #5 as a producing well. Brigham believes the amount of damages incurred due to the loss of the Palmer #5 may exceed $5 million. Massey joined as additional defendants to the lawsuit other parties that had responsibility for the manufacture, importation or fabrication of the casing for its use in the Palmer #5. The case is currently in discovery. A trial has not been set. Brigham believes a trial will not take place before the second quarter of 2003.

     On February 20, 2002, Massey filed an Original Petition to Foreclose Lien in Brooks County, Texas. Massey's Petition claims Brigham breached its contract for failure to pay for the casing it furnished Brigham for the Palmer #5 (and that Brigham's claim is defective, forming the basis of the lawsuit described in the paragraph above). Massey's Petition claims Brigham owes Massey a total of $445,819. Brigham recently filed a Motion to Transfer Venue to Travis County, Texas, to join this case with Brigham's suit against Massey pending in Travis County. In addition, Brigham has asked for a Plea in Abatement to place the case on hold until the Travis County suit has been resolved. If Massey is successful in its Brooks County case, Massey would have the right to foreclose its lien against the well, associated equipment and Brigham's leasehold interest. At this point in time, Brigham cannot predict the outcome of either the Travis County case or the Brooks County case.

     On June 1, 2001, Leonel Garcia, a landowner in Brooks County, Texas, filed suit against Brigham, claiming Brigham transported natural gas under his property through an existing pipeline, without his consent. Brigham is now using an alternate pipeline. Mr. Garcia was claiming $1.2 million in actual damages and $3 million in exemplary damages. The parties have entered into a settlement agreement. The impact on Brigham's financial condition, results of operation and cash flow is not material.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   NET INCOME (LOSS) PER SHARE

     Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised for or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of Brigham. The number of common shares equivalents outstanding is computed using the treasury stock method.

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three months ended March 31, 2002 and 2001:

                                                                     Three months ended
                                                                          March 31,
                                                                     -----------------
                                                                       2002     2001
                                                                     --------  -------
Basic Earnings per Share:
  Income (loss) available to common stockholders                     $(1,332)  $   424
                                                                     ========  =======

  Weighed average common shares outstanding                           16,016    15,983
                                                                     ========  =======

  Basic Earnings per Share                                           $ (0.08)  $  0.03
                                                                     ========  =======

Diluted Earnings per Share:
  Income (loss) available to common stockholders                     $(1,332)  $   424
  Plus amortization of compensation expense on stock options               -         4
                                                                     --------  -------

  Adjusted income (loss) available to common stockholders - diluted  $(1,332)  $   428
                                                                     ========  =======

  Weighted average common shares outstanding                          16,016    15,983
  Effect of potentially dilutive securities:
    Warrants                                                               -     1,320
    Stock options                                                          -       585
                                                                     --------  -------
  Potentially dilutive common shares                                       -     1,905
                                                                     --------  -------

  Adjusted weighted average common shares outstanding - diluted       16,016    17,888
                                                                     ========  =======

  Diluted Earnings per Share                                         $ (0.08)  $  0.02
                                                                     ========  =======

     At March 31, 2002 and 2001, options and warrants to purchase 18.9 million and 14.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the effects would have been antidilutive.

5.   DERIVATIVE INSTRUMENTS

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and
(iii) lock-in prices to protect the economics related to certain capital projects.

     At March 31, 2002, the fair value of hedging contracts included in accumulated other comprehensive loss and other liabilities was approximately $2.0 million of which approximately $270,000 was classified as noncurrent. In

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


the three months ended March 31, 2002 and 2001, Brigham recognized gains (losses) of $289,000 and $(6.6) million which were recorded as an increase (reduction) of oil and natural gas sales.

     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At March 31, 2002, the fair value of these derivatives included in other current liabilities was $635,000. In the three months ended March 31, 2002 and 2001, Brigham recognized $(251,000) and $221,000, respectively, in non-cash gains (losses) related to changes in the fair values of these derivative contracts. There were no cash settlement payments made by Brigham to the counterparty for the three months ended March 31, 2002 and 2001.

     The following tables summarize Brigham's outstanding oil and natural gas derivative instruments as of March 31, 2002:

OIL CONTRACTS
                                              2002                 2003
                                       --------------------  -----------------
                                        VOLUMES   CONTRACT   VOLUMES  CONTRACT
FIXED PRICE    PRICING    REMAINING     HEDGED     PRICE     HEDGED    PRICE
SWAPS           BASIS   CONTRACT TERM   (BBLS)    ($/BBL)    (BBLS)   ($/BBL)
-------------  -------  -------------  --------  ----------  -------  --------

  Contract #1  NYMEX    07/02 - 09/02    46,000  $    25.06        -         -
  Contract #2  NYMEX    10/02 - 12/02    23,000  $    24.50        -         -
  Contract #3  NYMEX    01/03 - 03/03         -           -   22,500  $  23.92
  Contract #4  NYMEX    04/03 - 06/03         -           -   22,750  $  23.50
  Contract #5  NYMEX    07/03 - 09/03         -           -   23,000  $  23.15
  Contract #6  NYMEX    10/03 - 12/03         -           -   23,000  $  22.90


                                                  2002                        2003
                                       ---------------------------  -------------------------
                                                      PRICE                       PRICE
                                       VOLUMES  ------------------  VOLUMES  ----------------
              PRICING     REMAINING     HEDGED    FLOOR    CEILING  HEDGED    FLOOR   CEILING
COLLARS        BASIS   CONTRACT  TERM   (BBLS)   ($/BBL)    (BBLS)  ($/BBL)  ($/BBL)  ($/BBL)
------------  -------  --------------  -------  ---------  -------  -------  -------  -------

  Collar # 1  NYMEX     04/02 - 06/02   22,750  $   18.00  $ 21.95        -        -        -
  Collar # 2  NYMEX     04/02 - 12/02   68,750  $   18.00  $ 22.35        -        -        -
  Collar # 3  NYMEX     04/02 - 06/03   68,750  $   18.00  $ 22.56   45,250  $ 18.00  $ 22.56

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURAL GAS CONTRACTS
                                                 2002                 2003
                                          --------------------  --------------------
                                          VOLUMES   CONTRACT    VOLUMES    CONTRACT
FIXED PRICE      PRICING     REMAINING     HEDGED     PRICE      HEDGED     PRICE
SWAPS             BASIS    CONTRACT TERM  (MMBTU)   ($/MMBTU)   (MMBTU)   ($/MMBTU)
---------------  --------  -------------  --------  ----------  --------  ----------

  Contract #1    NYMEX     04/02 - 06/02   227,500  $    2.800         -           -
  Contract #2    NYMEX     04/02 - 12/02   687,500  $    2.900         -           -
  Contract #3    NYMEX     04/02 - 06/03   687,500  $    3.000   452,500  $    3.000
  Contract #4    NYMEX     07/02 - 09/02   230,000  $    3.200         -           -
  Contract #5    NYMEX     10/02 - 12/02    92,000  $    3.455         -           -
  Contract #6    NYMEX     01/03 - 03/03         -           -   225,000  $    3.700
  Contract #7    NYMEX     04/03 - 06/03         -           -    91,000  $    3.400
  Contract #8    NYMEX     07/03 - 09/03         -           -   230,000  $    3.450
  Contract #9    NYMEX     10/03 - 12/03         -           -    92,000  $    3.670

FIXED PRICE CAP  ANR       04/02 - 06/02   910,000  $    2.566         -           -
                 Oklahoma


     In April 2002, Brigham entered into six natural gas fixed price swap agreements whereby Brigham exchanged a floating market price for a fixed contract price of $3.56 per MMBtu for 2,500 MMBtu per day for the period from July 2002 through September 2002, $3.755 per MMBtu on 2,500 MMBtu per day for the period from October 2002 through December 2002, $3.895 per MMBtu on 2,500 MMBtu per day for the period from January 2003 through March 2003, $3.515 per MMBtu on 2,500 MMBtu per day for the period from April 2003 through June 2003, $3.555 per MMBtu on 2,500 MMBtu per day for the period from July 2003 through September 2003, and $3.755 per MMBtu on 2,500 MMBtu per day for the period from October 2003 through December 2003. These derivative instruments qualify for hedge accounting and will be designated as cash flow hedges.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. Brigham plans to adopt SFAS 143 no later than January 1, 2003, as required. The transition adjustment resulting from the adoption will be reported as a cumulative effect of a change in accounting principle. At this time, Brigham cannot reasonably estimate the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison of the three month periods ended March 31, 2002 and 2001

     Production. Net equivalent production volumes for the first three months of 2002 increased 10% to 2.3 Bcfe (25.3 MMcfe per day) compared to 2.1 Bcfe (22.9 MMcfe per day) for the first three months of 2001. This increase is the result of additional production related to wells completed during late 2001 and the first quarter of 2002 and is offset partly by the natural decline of existing production. Natural gas production represented 59% of total equivalent production volumes in the first quarter of 2002 compared to 78% in the first quarter of 2001. Natural gas production declined 17% from 1,610 MMcf (17.9 MMcf per day) in the first quarter of 2001 to 1,344 MMcf (14.9 MMcf per day) in the first quarter of 2002. Oil production increased 104% to 155 MBbls (1,720 Bbls per day) in the first quarter of 2002 from 76 MBbls (841 Bbls per day) in the first quarter of 2001.

     Revenue from the sale of oil and natural gas. Oil and natural gas sales declined 7% from $6.9 million in the first quarter of 2001 to $6.4 million in the first quarter of 2002. A 15% decrease in Brigham's average equivalent sales price received for natural gas and oil was partially offset by $1.3 million in revenue related to increased production volumes.

     Brigham's average realized sales price for natural gas for the first quarter of 2002 was 18% lower than the average realized sales price for natural gas in the first quarter of 2001. Total revenue from the sale of natural gas decreased 33% to $3.3 million in the first quarter of 2002 compared to $4.9 million in the first quarter of 2001. Cash settlements on natural gas hedging contracts of $339,000 ($0.25 per Mcf) positively impacted Brigham's revenue and average realized natural gas sales price in the first quarter of 2002 compared to a negative impact of $6.6 million ($4.08 per Mcf) in cash settlements on natural gas hedging contracts in 2001.

     The average realized sales price for oil decreased 25% from $26.74 per Bbl in the first quarter of 2001 to $19.93 per Bbl for the same period in 2002. Higher oil production volumes for the first quarter 2002 resulted in a 52% increase in revenue from the sale of oil to $3.1 million for the first three months of 2002 compared to $2.0 million for the same time period in 2001. Revenues from the sale of oil and Brigham's average realized oil sales price were negatively affected by hedging losses of $50,000 ($0.32 per Bbl) in the first quarter of 2002 and hedging losses of $75,000 ($1.00 per Bbl) for the same period in 2001.

     Other revenue. Other revenue decreased 93% from $138,000 in the first quarter of 2001 to $10,000 in the first quarter of 2002. This decrease is primarily due to other revenue for the first quarter 2001 included retroactive billings for natural gas pipeline transportation revenue.

     Lease operating expenses. Lease operating expenses increased 23% from $706,000 in the first quarter of 2001 to $871,000 in the first quarter of 2002, and, on a per unit of equivalent production basis increased 12% from $0.34 per Mcfe to $0.38 per Mcfe. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the first quarter of 2002 as compared with the same period in 2001. The increase in lease operating expenses per unit in the first quarter of 2002 relative to the first quarter of 2001 was primarily due to higher than normal maintenance and workover expense on certain Brigham operated wells.

     Production taxes. Production taxes decreased 24% from $466,000 in the first quarter of 2001 to $353,000 in the first quarter of 2002. This decrease is primarily related to production tax refunds on wells that qualify for reduced severance tax rates and a 59% decrease in the average equivalent price received for natural gas and oil before the effects of hedging gains and losses, both of which were partially offset by an increase in production volumes. On a per unit of equivalent production basis, production taxes for the first three months of 2002 decreased by 30% to $0.16 per Mcfe compared to $0.23 per Mcfe for the same time period in 2001.

     General and administrative expenses. General and administrative expenses increased 18% from $817,000 in the first quarter of 2001 to $964,000 in the first quarter of 2002. This increase was primarily due to an increase in payroll and employee benefit and office expenses. On a per unit of equivalent production basis, general and administrative expenses increased by 5% from $0.40 per Mcfe in the first quarter of 2001 to $0.42 per Mcfe in the first quarter of 2002.

     Depletion of oil and natural gas properties. Depletion of oil and natural gas properties increased 24% from $2.5 million in the first quarter of 2001 to $3.1 million in first quarter of 2002. Of this increase, $289,000 was attributable to higher production volumes and $371,000 was due to an increase in the depletion rate per unit of equivalent production. On a per unit of equivalent production basis, depletion expense increased 15% from $1.20 per Mcfe in the first quarter of 2001 to $1.38 per Mcfe in the first quarter of 2002. The increase in the depletion rate per unit of equivalent production is primarily due to an increase in the estimated cost required to fully develop Brigham's Home Run Field.

     Interest expense. Interest expense decreased from $1.8 million in first quarter of 2001 to $1.4 million in the first quarter of 2002. This decrease is due to lower interest rates on outstanding debt borrowings during the first quarter of 2002 as compared to the same period for 2001. The average effective interest rate on Brigham's total outstanding indebtedness decreased from 10.9% in the first quarter of 2001 to 7.4% in the first quarter of 2002. The decrease in Brigham's average effective interest is primarily the result of lower LIBOR rates for the first quarter of 2002 as compared to the first quarter of 2001. Brigham's weighted average outstanding debt balance for the first three months of 2002 was $94.2 million compared to $88.3 million for the first three months of 2001. Interest expense for the first quarter 2002 included (i) $227,000 in interest expense that was paid in kind through the issuance of additional debt in lieu of cash, and (ii) $286,000 of non-cash charges related to the amortization of deferred loan fees. Interest expense is reflected net of capitalized interest of $572,000 and $300,000 in the first quarter 2001 and 2002, respectively.

     Other income (expense). Other income (expense) decreased from $221,000 in income for the first quarter of 2001 to $248,000 in expense for the first quarter of 2002. Brigham recognizes other income or expense primarily related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. Other income (expense) in the first quarter of 2001 consisted entirely of $221,000 of non-cash income related to the changes in the fair market values of these derivative contracts during the period. Other income
(expense) in the first quarter of 2002 consisted primarily of $251,000 of non-cash expense related to the change in the fair market value of derivative contracts during the period.

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

     The following table summarizes Brigham's contractual cash obligations at March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                                                            PAYMENTS DUE BY YEAR
                                                            --------------------
                                        TOTAL      REMAINDER
CONTRACTUAL OBLIGATIONS:             OUTSTANDING    OF 2002    2003 - 2004   2005 - 2006   THEREAFTER
-----------------------------------  ------------  ----------  ------------  ------------  -----------
                                                              (IN THOUSANDS)

Senior Credit Facility(1) . . . . .  $     75,000  $        -  $     75,000  $          -  $         -
Subordinated Notes Facility(2). . .        20,948           -             -        20,948            -
Capital Leases. . . . . . . . . . .            17          17             -             -            -
Non-cancelable Operating Leases . .         4,616         652         1,762         1,762          440
                                     ------------  ----------  ------------  ------------  -----------

Total Contractual Cash Obligations.  $    100,581  $      669  $     76,762  $     22,710  $       440
                                     ============  ==========  ============  ============  ===========

---------------
(1) The $75 million shown as scheduled for payment in 2003 represents the March 31, 2002 balance outstanding on the Senior Credit Facility. The Company expects to renew as this Senior Credit Facility comes due. See "-Liquidity and Capital Resources-Senior Credit Facility"

(2) Through November 2002, up to 50% of Brigham's interest payment obligation on its Subordinated Notes Facility can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes to Shell Capital Inc. in lieu of cash. See "-Liquidity and Capital Resources Refinancing Transactions-Subordinated Notes Facility"

     Senior  Credit  Facility

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

     As a result of the February 2000 amendments, $30 million of the Senior Credit Facility held by one of the lenders is convertible into shares of Brigham common stock (the "Convertible Notes") in the following amounts and prices: (i) $10 million is convertible at $3.90 per share, (ii) $10 million is convertible at $6.00 per share and (iii) $10 million is convertible at $8.00 per share. As of March 31, 2002, Brigham had $75 million in borrowings outstanding under the Senior Credit Facility, of which the Convertible Notes were $30 million.

     In connection with Brigham's refinancing of its subordinated notes due 2003 (see "-Subordinated Notes" and "-Refinancing Transactions") in October 2000, Brigham entered into an amendment to the Senior Credit Facility that, among other things, permitted the issuance of new subordinated notes and new preferred stock to provide funding for the repurchase of the subordinated notes due 2003 and equity interests in Brigham held by the Enron Affiliates. In addition, the minimum interest coverage ratio test of the Senior Credit Facility was amended to reflect Brigham's expected cash flow and interest expense beginning in the fourth quarter of 2000 subsequent to the Refinancing Transactions, and Brigham conditionally waived certain rights to force conversion of the portion of the borrowings under the Senior Credit Facility that are convertible at $3.90 per share.

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

     Principal outstanding under the Senior Credit Facility is due at maturity on December 31, 2003, with interest due monthly for base rate tranches or periodically as LIBOR tranches mature. The annual interest rate for borrowings under the Senior Credit Facility is either the lender's base rate or LIBOR plus 3.00%, at Brigham's option. The interest rate on the Senior Credit facility at March 31, 2002 was 4.9%. Obligations under the Senior Credit Facility are secured by substantially all of Brigham's oil and natural gas properties and other tangible assets.

     The Senior Credit Facility has certain financial covenants, including current and interest coverage ratios. Brigham and its senior lenders effected the amendments to the Senior Credit Facility described above in part to enable Brigham to comply with certain financial covenants of the Senior Credit Facility, including the minimum current ratio minimum interest coverage ratio and the limitation on capital expenditures related to seismic and land activities. Should Brigham be unable to comply with certain of the financial or other covenants, its senior lenders may be unwilling to waive compliance or amend the covenants in the future. In such instance, Brigham's liquidity may be adversely affected, which could in turn have an adverse impact on its future financial position and results of operations. At March 31, 2002 and for the year then ended, Brigham was in compliance with the covenants.

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

     As described below, Brigham repurchased the subordinated notes due 2003, together with all equity interests in Brigham held by the Enron Affiliates, for $20 million in cash in November 2000. (see "-Refinancing Transactions")

Refinancing  Transactions

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

     Subordinated Notes Facility. The $20 million of new subordinated notes issued to Shell Capital Inc. (the "SCI Notes") bear interest at 10.75% per annum and have no principal repayment obligations until maturity in 2005. The SCI Notes will be issued pursuant to a multi-draw facility (the "Subordinated Notes Facility") at borrowing increments of at least $1 million, and such funds cannot be redrawn once they have been repaid. At Brigham's option, up to 50% of the interest payments on the SCI Notes during the first two years can be satisfied by payment-in-kind ("PIK") through the issuance of additional SCI Notes in lieu of cash. The SCI Notes are secured obligations ranking junior to Brigham's existing $75 million Senior Credit Facility. The SCI Notes have a five-year maturity, are redeemable at Brigham's option for face value at anytime, and have certain financial and other covenants. The warrants to purchase an aggregate of 1,250,000 shares of Brigham common stock issued to Shell Capital Inc. (the "SCI Warrants") have a term of seven years, an exercise price of $3.00 per share and a cashless exercise feature. For financial reporting purposes, the SCI Warrants were valued using the Black-Scholes valuation model and the estimated value of $2.9 million was recorded as deferred loan costs that will be amortized over the five-year term of the SCI Notes. During the first quarter of 2002 Brigham exercised its option to PIK 50% of the interest payments on the SCI Notes resulting in the issuance of an additional $227,000 in SCI Notes. As of March 31, 2002, Brigham had $20.9 million of borrowings outstanding under the Subordinated Notes Facility and no additional borrowing capacity.

     The SCI Notes contain various restrictive covenants and compliance requirements, which include minimum current ratio, interest coverage ratio, limitations on capital expenditures related to seismic and land activities, and various other financial covenants. At March 31, 2002 and for the year then ended, Brigham was in compliance with the covenants.

          Series  A  Preferred  Stock.  See  "-Liquidity  and  Capital
Resources-Equity  Placements-Series  A  Preferred  Stock"

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

     As of March 31, 2002 Brigham had $33.3 million (in Liquidation Value) of Series A Preferred stock outstanding.

Cash  Flow  Analysis

     Cash Flows from Operating Activities. Cash flows provided by operating activities were $4.0 million in the first three months of 2002, which consisted of $3.3 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and a net $661,000 provided by working capital items. This compares to cash flows provided by operating activities of $1.3 million in the first three months of 2001, which consisted of $3.7 million in net operating cash flow (net cash provided by operating activities before changes in operating assets and liabilities) and a net $2.5 million used for working capital items.

     Cash Flows from Investing Activities. Cash flows used by investing activities were $5.0 million in the first three months of 2002 as compared with $8.9 million used by investing activities in the first three months of 2001.
Additions to oil and gas properties decreased $4.3 million, or 47%, to $4.9 million in the first three months of 2002 compared to $9.2 million for the same period in 2001.

     Cash Flows from Financing Activities. Cash flows provided by financing activities were $3.7 million in the first three months of 2002 as compared with $18.9 million in the first three months of 2001. The cash flows provided by financing activities during the first three months of 2002 resulted primarily from $4.0 million in additional borrowings under the Subordinated Notes Facility. The cash flows provided by financing activities during the first three months of 2001 resulted primarily from $9.0 million in borrowings under the Subordinated Notes Facility and the March 2001 placement of additional Series A Preferred Stock and warrants that generated proceeds of $9.8 million after transaction expenses.

Capital  Expenditures

     Brigham's original capital spending budget for 2002 was $23.7 million. The majority of Brigham's planned 2002 expenditures will be directed toward the drilling of its prospect inventory in a continued effort to focus resources on its primary objective of growing production volumes and cash flow. For 2002, Brigham expects to drill at least 26 wells with an average working interest of 32%. Capitalizing on the prior discovery of the Home Run Field, Mills Ranch Field, Triple Crown Field and Providence Field, approximately 80% of Brigham's 2002 drilling expenditures are allocated to development drilling. Spending will be funded by Brigham's 2002 discretionary cash flow, availability under its Subordinated Notes Facility and by its beginning cash balance. Given the recent improvement in natural gas and crude oil prices, Brigham's capital expenditure plan for 2002 is likely to exceed the Company's original 2002 budget by approximately $5.0 million. Brigham's capital expenditure plan is subject to change if market conditions shift. In the event that commodity prices decrease, Brigham may be required to curtail or delay some of its planned activities.

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

     Total natural gas purchased and sold subject to swap arrangements entered into by Brigham was 675,000 MMBtu in the first quarter of 2002 compared to 1,350,000 MMBtu in the first quarter of 2001. Brigham accounted for these transactions as hedging activities and, accordingly, adjusted the price received for natural gas production during the period the hedged transactions occurred. Adjustments to the price received for natural gas under these swap arrangements resulted in an increase in natural gas revenues of $339,000 in the first quarter of 2002 compared to a decrease in natural gas revenues of $6.6 million in first quarter of 2001. In addition, Brigham's oil revenues were reduced by $50,000 in the first quarter of 2002 and $75,000 in the first quarter of 2001 as a result of its crude oil collar hedging arrangements outstanding during the year. At March 31, 2002, the fair value of hedging contracts included in accumulated other comprehensive loss and other liabilities was approximately $2.0 million of which approximately $270,000 was classified as noncurrent liabilities.

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

     Derivative instruments that do not qualify as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of these derivatives is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At March 31, 2002, the fair value of these derivatives included in other current liabilities was $635,000. For the three months ended March 31, 2002 and 2001, Brigham recognized $(251,000) and $221,000, respectively, in non-cash gains (losses) related to changes in the fair values of these derivative contracts. There were no cash settlement payments made by Brigham to the counterparty for the three months ended March 31, 2002 and 2001.

     See Note 5 to the Consolidated Financial Statements for a schedule regarding Brigham's outstanding natural gas and crude oil derivative contracts as of March 31, 2002.

Loss  of  Surface  Control  Event

     On March 24, 2002, Brigham reported a loss of surface control while drilling the Burkhart #1 in its Providence Field, Matagorda County Texas. On March 29, 2002, the well bridged off naturally. Brigham is currently drilling a relief/replacement well to intersect and cement the Burkhart #1 borehole over the Middle Frio interval that generated the uncontrolled flow. The total cost cannot be reasonably estimated at this time; however, Brigham has liability and well control insurance that it believes will be sufficient to cover a substantial portion of the liabilities to third parties and the cost of drilling the replacement well.

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

New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. Brigham plans to adopt SFAS 143 no later than January 1, 2003, as required. The transition adjustment resulting from the adoption will be reported as a cumulative effect of a change in accounting principle. At this time, Brigham cannot reasonably estimate the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 2001 (see page 54 of Brigham's 2001 Form 10-K), Brigham provided a discussion of its market risk. See Note 5 to the Consolidated Financial Statements regarding Brigham's market risk associated with its derivative instruments at March 31, 2002. There were no material changes during the first quarter of 2002 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham's 2001 Form 10-K report, and in Note 5 to the Consolidated Financial Statements in this Form 10-Q.

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceeding

          As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Information, Brigham is party to various legal actions arising in the ordinary course of business and does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flow.


Item  6.     Exhibits  and  Reports  on  Form  8-K


     (a)  Exhibits:

          None.

     (b)  Reports  on  Form  8-K:

          Brigham filed a report on Form 8-K on January 21, 2002, to report the announcements on January 16, 2002, of the successful completion of the discovery well for its Providence Field in Matagorda County, Texas, the successful completion of two development wells in Home Run Field and the spud of its second development well at Triple Crown Field in Brooks County, Texas. The Form 8-K included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K on February 19, 2002, to report the announcement on February 14, 2002, to disclose its year-end 2001 proved reserves and announce its planned 2002 capital budget. The Form 8-K included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K on February 19, 2002, to report the announcement on February 19, 2002, that it began producing to sales from the Providence field and successful discoveries in its Vicksburg and Springer Focus plays. The Form 8-K included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K on February 27, 2002, to report the announcement on February 26, 2002, of its financial results for the fiscal year and quarter ended December 31, 2001. The Form 8-K included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K/A on March 19, 2002, to report the announcement on February 26, 2002, of its financial results for the fiscal year and quarter ended December 31, 2001. The Form 8-K/A included a copy of Brigham's press release that provided these announcements.

          Brigham filed a report on Form 8-K on March 28, 2002, to report the announcement on March 24, 2002, that Brigham Oil & Gas, L.P. (a wholly owned subsidiary of Brigham Exploration Company) had experienced a loss of surface control while drilling the Burkhart #1 well near Bay City, and to report the announcement on March 25, 2002, to update the public on the well control situation with its Burkart #1. The Form 8-K included a copy of Brigham's press releases that provided these announcements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2002.

                                     BRIGHAM EXPLORATION COMPANY


                                     By:    /s/  BEN M. BRIGHAM
                                          --------------------------------------
                                          Ben M. Brigham
                                          Chief Executive Officer, President and
                                            Chairman of the Board



                                     By:    /s/  CURTIS F. HARRELL
                                          --------------------------------------
                                          Curtis F. Harrell
                                          Executive Vice President and
                                          Chief Financial Officer