Form 10-Q
period 2002-06-30
BRIGHAM EXPLORATION CO
filed 2002-08-14
CIK 1034755

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


                  For the quarterly period ended June 30, 2002

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


     As of August 2, 2002, 16,061,242 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                                        BRIGHAM EXPLORATION COMPANY
                                    SECOND QUARTER 2002 FORM 10-Q REPORT

                                             TABLE OF CONTENTS
                                             -----------------

                                                                                                       PAGE
                                                                                                       ----
                                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 . . . . . . . . . . . . .  1
            Consolidated Statements of Operations - Three and six months ended June 30, 2002 and 2001 .  2
            Consolidated Statement of Changes in Stockholders' Equity - Six months ended June 30, 2002.  3
            Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001 . . . . . .  4
            Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

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

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . 17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                                           BRIGHAM EXPLORATION COMPANY

                                           CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except per share data)
                                                   (unaudited)


                                                                                       June 30,    December 31,
                                                                                         2002          2001
                                                                                      ----------  --------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                           $   5,700   $       5,112
  Accounts receivable                                                                    11,981           9,325
  Other current assets                                                                    3,601           2,531
                                                                                      ----------  --------------
    Total current assets                                                                 21,282          16,968

Oil and natural gas properties, net (full cost method)                                  158,314         151,891
Other property and equipment, net                                                         1,344           1,331
Deferred loan fees                                                                        2,741           3,166
Other noncurrent assets                                                                     580              52
                                                                                      ----------  --------------
                                                                                      $ 184,261   $     173,408
                                                                                      ==========  ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $  12,408   $       8,267
  Royalties payable                                                                       1,359             145
  Accrued drilling costs                                                                  2,458           1,969
  Other current liabilities                                                               6,710           4,885
                                                                                      ----------  --------------
    Total current liabilities                                                            22,935          15,266
                                                                                      ----------  --------------

Notes payable                                                                            75,000          75,000
Senior subordinated notes                                                                21,218          16,721
Other noncurrent liabilities                                                                367             206

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,696,034 and 1,630,692 shares
  issued and outstanding at June 30, 2002 and December 31, 2001, respectively            18,033          16,614

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000
    are designated as Series A                                                                -               -
  Common stock, $.01 par value, 50 million shares authorized, 17,172,579 and
    17,127,650 shares issued and 16,061,042 and 16,016,113 shares outstanding
    at June 30, 2002 and December 31, 2001, respectively                                    172             171
  Additional paid-in capital                                                             79,703          80,466
  Unearned stock compensation                                                              (379)           (494)
  Accumulated other comprehensive income (loss)                                          (2,043)            351
  Accumulated deficit                                                                   (26,580)        (26,728)
  Treasury stock, at cost; 1,111,537 shares at June 30, 2002 and December 31, 2001       (4,165)         (4,165)
                                                                                      ----------  --------------
    Total stockholders' equity                                                           46,708          49,601
                                                                                      ----------  --------------
                                                                                      $ 184,261   $     173,408
                                                                                      ==========  ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                                           BRIGHAM EXPLORATION COMPANY

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)
                                                   (unaudited)


                                                                   Three Months Ended        Six Months Ended
                                                                          June 30,               June 30,
                                                                ------------------------  ----------------------
                                                                    2002         2001        2002        2001
                                                                ------------  ----------  ----------  ----------
Revenues:
  Oil and natural gas sales                                     $     8,769   $  10,467   $  15,203   $  17,372
  Other                                                                  17          37          27         175
                                                                ------------  ----------  ----------  ----------
                                                                      8,786      10,504      15,230      17,547
                                                                ------------  ----------  ----------  ----------

Costs and expenses:
  Lease operating                                                       796         784       1,667       1,490
  Production taxes                                                      499         622         852       1,088
  General and administrative                                          1,718         957       2,682       1,774
  Depletion of oil and natural gas properties                         3,394       3,182       6,531       5,659
  Depreciation and amortization                                         101          83         204         235
                                                                ------------  ----------  ----------  ----------
                                                                      6,508       5,628      11,936      10,246
                                                                ------------  ----------  ----------  ----------
  Operating income                                                    2,278       4,876       3,294       7,301
                                                                ------------  ----------  ----------  ----------

Other income (expense):
  Interest income                                                        74         105          93         167
  Interest expense, net                                              (1,649)     (1,779)     (3,070)     (3,585)
  Other income (expense)                                                 79       5,764        (169)      5,985
                                                                ------------  ----------  ----------  ----------
                                                                     (1,496)      4,090      (3,146)      2,567
                                                                ------------  ----------  ----------  ----------

Income before income taxes                                              782       8,966         148       9,868
Income taxes                                                              -           -           -           -
                                                                ------------  ----------  ----------  ----------

Net income                                                              782       8,966         148       9,868

Accretion and dividends on redeemable preferred stock                   721         639       1,419       1,117
                                                                ------------  ----------  ----------  ----------

Net income (loss) available to common stockholders              $        61   $   8,327   $  (1,271)  $   8,751
                                                                ============  ==========  ==========  ==========

Net income (loss) per share available to common stockholders:
  Basic                                                         $      0.00   $    0.52   $   (0.08)  $    0.55
  Diluted                                                       $      0.00   $    0.46   $   (0.08)  $    0.51

     The accompanying notes are an integral part of these consolidated financial statements.

                                               BRIGHAM EXPLORATION COMPANY

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (in thousands)
                                                       (unaudited)


                                                                                Accumulated
                               Common Stock      Additional      Unearned          Other
                            ------------------    Paid-in         Stock        Comprehensive    Accumulated    Treasury
                             Shares   Amounts     Capital      Compensation    Income (Loss)      Deficit       Stock
                            --------  --------  ------------  --------------  ---------------  -------------  ----------
Balance, December 31, 2001   17,128   $    171  $    80,466   $        (494)  $          351   $    (26,728)  $  (4,165)

Exercise of employee
  stock options                  45          1          106               -                -              -           -
Expiration of employee
  stock options                   -          -          (46)              -                -              -           -
Revision of terms of
  employee stock options          -          -          596               -                -              -           -
Dividends on Series A
  mandatorily redeemable
  preferred stock                 -          -       (1,307)              -                -              -           -
Accretion on Series A
  mandatorily redeemable
  preferred stock                 -          -         (112)              -                -              -           -
Amortization of unearned
  stock compensation              -          -            -             115                -              -           -
Net income                        -          -            -               -                -            148           -
Other comprehensive loss:
  Unrealized loss on cash
    flow hedges                   -          -            -               -           (2,394)             -           -
Comprehensive loss
                            --------  --------  ------------  --------------  ---------------  -------------  ----------

Balance, June 30, 2002       17,173   $    172  $    79,703   $        (379)  $       (2,043)  $    (26,580)  $  (4,165)
                            ========  ========  ============  ==============  ===============  =============  ==========



                                 Total
                             Stockholders'    Comprehensive
                                Equity            Loss
                            ---------------  ---------------
Balance, December 31, 2001  $       49,601

Exercise of employee
  stock options                        107
Expiration of employee
  stock options                        (46)
Revision of terms of
  employee stock options               596
Dividends on Series A
  mandatorily redeemable
  preferred stock                   (1,307)
Accretion on Series A
  mandatorily redeemable
  preferred stock                     (112)
Amortization of unearned
  stock compensation                   115
Net income                             148   $          148
Other comprehensive loss:
  Unrealized loss on cash
    flow hedges                     (2,394)          (2,394)
                                             ---------------
Comprehensive loss                           $       (2,246)
                            ---------------  ===============

Balance, June 30, 2002      $       46,708
                            ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                                      BRIGHAM EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                              (unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                    2002        2001
                                                                                 ----------  ----------
Cash flows from operating activities:
  Net income                                                                     $     148   $   9,868
  Adjustments to reconcile net income to cash provided by operating activities:
    Depletion of oil and natural gas properties                                      6,531       5,659
    Depreciation and amortization                                                      204         235
    Interest paid through the issuance of additional senior subordinated notes         497         278
    Amortization of deferred loan fee and debt issuance costs                          585         686
    Market value adjustment for derivative instruments                                (384)     (7,028)
    Stock option compensation expense                                                  596           -
    Changes in working capital and other items:
      Accounts receivable                                                           (2,656)     (4,029)
      Other current assets                                                          (1,371)       (889)
      Accounts payable                                                               4,141      (1,554)
      Royalties payable                                                              1,214         (35)
      Other current liabilities                                                        548       3,334
      Other                                                                              3          (6)
                                                                                 ----------  ----------
        Net cash provided by operating activities                                   10,056       6,519
                                                                                 ----------  ----------

Cash flows from investing activities:
  Additions to oil and natural gas properties                                      (13,047)    (18,559)
  Proceeds from sale of assets                                                         617           -
  Additions to other property and equipment                                           (183)       (127)
  Increase (decrease) in drilling advances paid                                       (580)        723
                                                                                 ----------  ----------
        Net cash used by investing activities                                      (13,193)    (17,963)
                                                                                 ----------  ----------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options                                     107          70
  Proceeds from issuance of preferred stock and warrants, net                            -       9,838
  Proceeds from issuance of senior subordinated notes                                4,000       9,000
  Principal payments on capital lease obligations                                      (22)        (69)
  Deferred loan fees paid                                                             (360)          -
                                                                                 ----------  ----------
        Net cash provided by financing activities                                    3,725      18,839
                                                                                 ----------  ----------

Net increase in cash and cash equivalents                                              588       7,395
Cash and cash equivalents, beginning of period                                       5,112         837
                                                                                 ----------  ----------
Cash and cash equivalents, end of period                                         $   5,700   $   8,232
                                                                                 ==========  ==========

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

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas against Steve Massey Company, Inc. ("Massey") for breach of contract. The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer "347" No. 5 well (the "Palmer #5") and the loss of the Palmer #5 as a producing well. Brigham believes the amount of damages incurred due to the loss of the Palmer #5 may exceed $5 million. Massey joined as additional defendants to the lawsuit other parties that had responsibility for the manufacture, importation or fabrication of the casing for its use in the Palmer #5. The case is currently in discovery and the trial has been set for May 2003.

     On February 20, 2002, Massey filed an Original Petition to Foreclose Lien in Brooks County, Texas. Massey's Petition claims Brigham breached its contract for failure to pay for the casing it furnished Brigham for the Palmer #5 (and that Brigham's claim is defective, forming the basis of the lawsuit described in the paragraph above). Massey's Petition claims Brigham owes Massey a total of $445,819. Brigham's Motion to Transfer Venue to Travis County, Texas, was recently granted. Once transfer is completed, Brigham will file a motion to consolidate Massey's claim with Brigham's suit against Massey pending in Travis County. If Massey is successful in its claim, Massey would have the right to foreclose its lien against the well, associated equipment and Brigham's leasehold interest. At this point in time, Brigham cannot predict the outcome of either its Travis County case or Massey's claim.

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three and six months ended June 30, 2002 and 2001:

                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,               June 30,
                                                                     ----------------------  ---------------------
                                                                        2002        2001        2002       2001
                                                                     ----------  ----------  ----------  ---------
BASIC EARNINGS PER SHARE:
  Income (loss) available to common stockholders                     $       61  $    8,327  $  (1,271)  $   8,751
                                                                     ==========  ==========  ==========  =========

  Common shares outstanding                                              16,038      15,983     16,027      15,983
                                                                     ==========  ==========  ==========  =========

  Basic earnings per share                                           $     0.00  $     0.52  $   (0.08)  $    0.55
                                                                     ==========  ==========  ==========  =========

DILUTED EARNINGS PER SHARE:
  Income (loss) available to common stockholders                     $       61  $    8,327  $  (1,271)  $   8,751

  Adjustments for assumed conversions:
    Amortization of compensation expense on stock options                     -           4          -          10
    Interest on convertible debt                                              -           -          -         464
    Dividends on mandatorily redeemable preferred stock                       -         399          -         793
                                                                     ----------  ----------  ----------  ---------
                                                                              -         403          -       1,267

  Adjusted income (loss) available to common stockholders - diluted  $       61  $    8,730  $  (1,271)  $  10,018
                                                                     ==========  ==========  ==========  =========

  Common shares outstanding                                              16,038      15,983     16,027      15,983

  Effect of dilutive securities:
    Warrants                                                              1,227       2,521          -       3,349
    Stock options                                                           288         331          -         402
                                                                     ----------  ----------  ----------  ---------
  Potentially dilutive common shares                                      1,515       2,852          -       3,751
                                                                     ----------  ----------  ----------  ---------

  Adjusted common shares outstanding - diluted                           17,553      18,835     16,027      19,734
                                                                     ==========  ==========  ==========  =========

  Diluted earnings per share                                         $     0.00  $     0.46  $   (0.08)  $    0.51
                                                                     ==========  ==========  ==========  =========


      Options and warrants to purchase 14.8 million shares and 7.7 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2002 and 2001, respectively, and options and warrants to purchase 19.0 million shares and
5.1 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the six months ended June 30, 2002 and 2001, respectively, because the effects would have been anti-dilutive.

5.     DERIVATIVE  INSTRUMENTS

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and
(iii) lock-in prices to protect the economics related to certain capital projects.

     At June 30, 2002, the fair value of hedging contracts included in accumulated other comprehensive loss and other liabilities was approximately $2.0 million of which approximately $160,000 was classified as noncurrent. In the three months ended June 30, 2002 and 2001, Brigham recognized losses of $592,000 and $1.5 million, respectively, which were recorded as a reduction of oil and natural gas sales. In the six months ended June 30, 2002 and 2001, Brigham recognized losses of $303,000 and $8.1 million, respectively, which were recorded as a reduction of oil and natural gas sales.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. During the three months ended June 30, 2002, Brigham's derivative instruments not qualifying as a hedging contract expired. In the three months ended June 30, 2002 and 2001, Brigham recognized $635,000 and $6.8 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $559,000 and $1.0 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty. In the six months ended June 30, 2002 and 2001, Brigham recognized $384,000 and $7.0 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $559,000 and $1.0 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty.

     The following tables summarize Brigham's outstanding oil and natural gas derivative instruments as of June 30, 2002:



OIL  CONTRACTS
                                             2002                  2003
                                      --------------------  --------------------
                                       VOLUMES   CONTRACT   VOLUMES    CONTRACT
FIXED PRICE   PRICING    REMAINING     HEDGED     PRICE      HEDGED     PRICE
SWAPS          BASIS   CONTRACT TERM   (BBLS)    ($/BBL)     (BBLS)    ($/BBL)
------------  -------  -------------  --------  ----------  --------  ----------

 Contract #1  NYMEX    07/02 - 09/02    46,000  $    25.06         -           -

 Contract #2  NYMEX    10/02 - 12/02    23,000  $    24.50         -           -

 Contract #3  NYMEX    01/03 - 03/03         -           -    22,500  $    23.92

 Contract #4  NYMEX    04/03 - 06/03         -           -    22,750  $    23.50

 Contract #5  NYMEX    07/03 - 09/03         -           -    23,000  $    23.15

 Contract #6  NYMEX    10/03 - 12/03         -           -    23,000  $    22.90


                                                2002                           2003
                                    -----------------------------  -----------------------------
                                                     PRICE                         PRICE
                                    VOLUMES   -------------------  VOLUMES   -------------------
            PRICING    REMAINING     HEDGED    FLOOR     CEILING    HEDGED    FLOOR     CEILING
COLLARS      BASIS   CONTRACT TERM   (BBLS)   ($/BBL)    ($/BBL)    (BBLS)   ($/BBL)    ($/BBL)
----------  -------  -------------  --------  --------  ---------  --------  --------  ---------
 Collar #1  NYMEX    07/02 - 12/02    46,000  $  18.00  $   22.35         -         -          -
 Collar #2  NYMEX    07/02 - 06/03    46,000  $  18.00  $   22.56    45,250  $  18.00  $   22.56

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURAL GAS CONTRACTS
                                                            2002                  2003
                                                     --------------------  --------------------
                                                     VOLUMES    CONTRACT   VOLUMES    CONTRACT
FIXED PRICE                             REMAINING     HEDGED     PRICE      HEDGED     PRICE
SWAPS                  PRICING BASIS  CONTRACT TERM  (MMBTU)   ($/MMBTU)   (MMBTU)   ($/MMBTU)
---------------------  -------------  -------------  --------  ----------  --------  ----------

 Contract #1           NYMEX          07/02 - 12/02   460,000  $    2.900         -           -
 Contract #2           NYMEX          07/02 - 06/03   460,000  $    3.000   452,500  $    3.000
 Contract #3           NYMEX          07/02 - 09/02   230,000  $    3.200         -           -
 Contract #4           NYMEX          10/02 - 12/02    92,000  $    3.455         -           -
 Contract #5           NYMEX          01/03 - 03/03         -           -   225,000  $    3.700
 Contract #6           NYMEX          04/03 - 06/03         -           -    91,000  $    3.400
 Contract #7           NYMEX          07/03 - 09/03         -           -   230,000  $    3.450
 Contract #8           NYMEX          10/03 - 12/03         -           -    92,000  $    3.670
 Contract #9           NYMEX          07/02 - 09/02   230,000  $    3.560         -           -
 Contract #10          NYMEX          10/02 - 12/02   230,000  $    3.755         -           -
 Contract #11          NYMEX          01/03 - 03/03         -           -   225,000  $    3.895
 Contract #12          NYMEX          04/03 - 06/03         -           -   227,500  $    3.515
 Contract #13          NYMEX          07/03 - 09/03         -           -   230,000  $    3.555
 Contract #14          NYMEX          09/03 - 12/03         -           -   230,000  $    3.755


     In July 2002, Brigham entered into five crude oil fixed price swap agreements whereby Brigham exchanged a floating market price for a fixed contract price of $25.39 per Bbl for 325 Blbs per day for the period from October 2002 through December 2002, $24.79 per Bbl on 300 Bbls per day for the period from January 2003 through March 2003, $24.30 per Bbl on 200 Bbls per day for the period from April 2003 through June 2003, $23.89 per Bbl on 250 Bbls per day for the period from July 2003 through September 2003, and $23.59 per Bbl on 200 Bbls per day for the period from October 2003 through December 2003. These derivative instruments qualify for hedge accounting and will be designated as cash flow hedges.

6.     EMPLOYEE  STOCK  OPTIONS

     In May 2002, Brigham accelerated the vesting of certain employee stock options and extended the time limitation for exercising certain employee stock options following termination of employment. These revisions resulted in the immediate recognition of stock compensation cost as measured at the effective date of the changes. Accordingly, a non-cash charge to general and administrative expense in the amount of $596,000 was recorded during the second quarter of 2002.

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. Brigham plans to adopt SFAS 143 no later than January 1, 2003, as required. The transition adjustment resulting from the adoption will be reported as a cumulative effect of a change in accounting principle. At this time, Brigham cannot reasonably estimate the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.

     In April 2002, the FASB issued Statement of Financial Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. Prior to the adoption of the provisions of SFAS 145, gains or losses on the early extinguishment of debt were required to be classified as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS 145 changes this accounting (except in the case of events or transactions of a highly unusual and infrequent nature) and requires that gains or losses from the early extinguishment of debt be classified as components of income or loss from continuing operations. Brigham will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect Brigham's future financial position or liquidity. When Brigham adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

     In July 2002, the FASB issued Statement of Financial Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activity. SFAS 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Brigham will account for exit or disposal activities initiated after December 31, 2002 in accordance with the provisions of SFAS 146.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison  of  the  three-month  periods  ended  June  30,  2002  and  2001

Production. Our net equivalent production volumes for the three months ended June 30, 2002 were 2,460 MMcfe (27.3 Mmcfe per day) compared to 2,652 MMcfe (29.5 Mmcfe per day) for the same period during 2001. The decline in our production for the three-month period is primarily due to the natural decline of existing production. Production of natural gas represented 61% of our total production for the three months ended June 30, 2002 compared to 70% for the same period in 2001. Natural gas production declined 20% from 1,867 MMcf (20.7 MMcf per day) in the second quarter 2001 to 1,499 MMcf (16.7 MMcf per day) in the second quarter of 2002. Oil production for the second quarter 2002 increased 22% to 160 MBbls (1,778 Bbls per day) compared to 131 MBbls (1,453 Bbls per day) for the same time period during 2001.

Revenue from the sale of oil and natural gas. Oil and natural gas sales for the second quarter 2002 were $8.8 million. This represents a decline of $1.7 million from prior year second quarter sales, of which $1.1 million is related to a 10% decline in our equivalent realized price and $626,000 is related to lower production.

Total revenue from the sale of natural gas for the second quarter 2002 declined $2.1 million from the second quarter last year to $4.9 million. Our average realized sales price for natural gas for the second quarter 2002 was $3.30 per Mcf or 13% lower than our average realized sales price for natural gas in the second quarter last year. Cash settlements on natural gas hedging contracts of $321,000 ($0.21 per Mcf) negatively impacted our revenue from the sale of natural gas and our average realized natural gas sales price for the second quarter of 2002. Cash settlements on natural gas hedging contracts of $1.4 million ($0.77 per Mcf) negatively impacted our revenue from the sale of natural gas and our average sales price during the second quarter of 2001.

Our average realized sales price for oil for the second quarter of 2002 was $23.90 per Bbl. This represents an 8% decline from $26.09 per Bbl realized during the second quarter of 2001. Revenues from the sale of oil and our average realized oil sales price were negatively affected by hedging losses of $271,000 ($1.69 per Bbl) in the second quarter of 2002 and hedging losses of $50,000
($0.38  per  Bbl)  for  the  same  period  in  2001.

Lease operating expenses. Lease operating expenses for the second quarter were $796,000, or 2% higher than lease operating expenses for the second quarter of 2001. Lease operating expenses on a per unit of equivalent production basis were $0.32 per Mcfe, up 7% from $0.30 per Mcfe for the second quarter of 2001. The increase in lease operating expenses was primarily due to an increase in the number of producing wells in the second quarter of 2002 as compared with the same period in 2001. The increase in lease operating expenses per unit in the second quarter of 2002 relative to the second quarter of 2001 was primarily due to higher maintenance and workover expense on certain wells.

Production taxes. Production taxes for the second quarter 2002 decreased 20% to $499,000 compared to $622,000 in the second quarter of 2001. This decrease is primarily due to lower severance tax rates on certain wells, a 16% decrease in the average pre-hedge equivalent price received for oil and natural gas and lower production. On a per unit of equivalent production basis, production taxes for the second quarter of 2002 decreased 13% to $0.20 per Mcfe compared to $0.23 per Mcfe for the same time period in 2001.

General and administrative expenses. General and administrative expenses for the second quarter of 2002 were $1.7 million compared to $957,000 in the second quarter of 2001. Of the increase, $596,000 was the result of non-cash stock option compensation expense. The remainder of the increase was primarily due to an increase in payroll, employee benefits and public company expenses. On a per unit of equivalent production basis, general and administrative expenses increased from $0.36 per Mcfe in the second quarter of 2001 to $0.70 per Mcfe in the second quarter of 2002. Of the increase, $0.24 per Mcfe was the result of the non-cash stock compensation charge.

Depletion of oil and natural gas properties. Depletion of oil and natural gas properties for the second quarter 2002 was $3.4 million compared to $3.2 million for the second quarter of last year. Approximately $477,000 of this increase is the result of an increase in our depletion rate and was partially offset by a decrease resulting from lower production. On a per unit of equivalent production basis, depletion expense increased 15% from $1.20 per Mcfe in the second quarter of 2001 to $1.38 per Mcfe in the second quarter of 2002. The increase in the depletion rate per unit of equivalent production is primarily due to an increase in the estimated cost required to fully develop our Home Run Field.

Interest expense. Interest expense for the second quarter 2002 was $1.6 million compared to $1.8 million for the second quarter of 2001. This decrease is due to lower interest rates on outstanding debt borrowings during the second quarter of 2002 as compared to the same period for 2001 and was partially offset by an increase in outstanding debt for the second quarter 2002 compared to second quarter 2001. The weighted average interest rate on our outstanding indebtedness during the second quarter 2002 was 7.5% compared to 9.7% for second quarter of 2001. This decrease is primarily due to a decrease in LIBOR for the second quarter of 2002 as compared to the second quarter of 2001. Our weighted average outstanding debt balance for second quarter 2002 was $96.1 million compared to $91.2 million for the same period last year. Interest expense for the second quarter 2002 included (i) $270,000 of interest expense that was paid in kind through the issuance of additional debt in lieu of cash, and (ii) $299,000 of non-cash charges related to the amortization of deferred loan fees. Interest expense is reflected net of capitalized interest of $443,000 and $150,000 in the second quarter 2001 and 2002, respectively.

Other income (expense). Other income for the second quarter 2002 was $79,000 compared to other income of $5.8 million during the second quarter last year. We recognize other income or expense primarily related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. For the second quarter 2002, other income (expense) includes $635,000 of non-cash income related to the change in the fair market values of these derivative contracts and was partially offset by $559,000 of cash expense related to cash settlement of these derivative contracts. Other income (expense) for the second quarter of 2001 includes $6.8 million of non-cash income related to the changes in the fair market value of these derivative contracts and was partially offset by $1.0 million of cash expense related to the cash settlement of these derivative contracts. As of July 1, 2002, all of our existing derivative instruments qualify as hedging contracts.

Comparison  of  the  six-  month  periods  ended  June  30,  2002  and  2001

Production. Our net equivalent production volumes for the six months ended June 30, 2002 were 4,733 MMcfe (26.3 Mmcfe per day) compared to 4,716 (26.2 Mcfe per day) for the same period during 2001. Production of natural gas represented 60% of our total equivalent production volumes for the six months ended June 30, 2002, compared to 74% for the same period in 2001. Natural gas production declined 18% from 3,477 MMcf (19.3 MMcf per day) for the first half of 2001 to 2,844 MMcf (15.8 MMcf per day) for the second half of 2002. Oil production for first six months of 2002 increased 52% to 315 MBbls (1,749 Bbls per day) compared to 206 MBbls (1,147 Bbls per day) for the same time period during 2001.

Revenue from the sale of oil and natural gas. Oil and natural gas sales for the first two quarters of 2002 were $15.2 million compared to $17.4 million for the same period during 2001. A 13% decline in our equivalent price received for oil and gas accounted for $2.8 million of the decline for the first two quarters of 2002 and was partially offset by an increase of $680,000 related to increased production volumes.

Our average realized sales price for natural gas for the first six months of 2002 was $2.92 per Mcf or 15% lower than our average realized sales price for natural gas during the same period of 2001. Total revenue from the sale of natural gas during the first six months of 2002 declined $11.7 million to $8.3 million when compared to the first six months of last year. Cash settlements on natural gas hedging contracts of $18,000 ($0.01 per Mcf) positively impacted our revenue from the sale of natural gas and our average realized natural gas sales price for the first six months of 2002. Cash settlements on natural gas hedging contracts of $8.0 million ($2.30 per Mcf) negatively impacted our revenue from the sale of natural gas and our average sales price during first six months of 2001.

Our average realized sales price for oil for the first six months of 2002 was $21.95 per Bbl. This represents a 17% decline from $26.33 per Bbl realized during the first six months of 2001. Revenues from the sale of oil and our average realized oil sales price were negatively affected by hedging losses of $321,000 ($1.02 per Bbl) during the first six months of 2002 and hedging losses of $125,000 ($0.61 per Bbl) for the same period in 2001.

Lease operating expenses. Lease operating expenses for the first two quarters of 2002 were $1.7 million or 12% higher than lease operating expenses for the same period of 2001. Lease operating expenses on a per unit of equivalent production basis for the first six months of 2002 were $0.35 per Mcfe, up 9% from $0.32 per Mcfe for the same period of 2001. The increase in lease operating expenses was primarily due to an increase in the number of producing wells during first six months of 2002 as compared with the same period of 2001. The increase in lease operating expenses per unit in the first six months of 2002 relative to the first six months of 2001 was primarily due to higher maintenance and workover expense on certain wells.

Production taxes. Production taxes for the first six months of 2002 decreased 22% to $852,000 compared to $1.1 million for the first six months of 2001. This decrease is primarily due to reduced severance tax rates on certain wells and a 39% decrease in the average pre-hedge equivalent price received for oil and natural gas. On a per unit of equivalent production basis, production taxes for the first half of 2002 were $0.18 per Mcfe compared to $0.23 per Mcfe for the same time period in 2001.

General and administrative expenses. General and administrative expenses for the first half of 2002 were $2.7 million compared to $1.8 million for the first half of 2001. Of the increase, $596,000 was the result of non-cash stock option compensation expense. The remainder of the increase was primarily due to an increase in payroll, employee benefits and public company expenses. On a per unit of equivalent production basis, general and administrative expenses increased from $0.32 per Mcfe for the first six months of 2001 to $0.57 per Mcfe for the first six months of 2002. Of the increase, $0.13 was the result of the non-cash stock compensation charge.

Depletion of oil and natural gas properties. Depletion of oil and natural gas properties for the first six months of 2002 was $6.5 million compared to $5.7 million for the same time period last year. Approximately $849,000 of this increase resulted from an increase in our depletion rate. On a per unit of equivalent production basis, depletion expense increased 15% from $1.20 per Mcfe for the first half of 2001 to $1.38 per Mcfe for the same period of 2002. The increase in the depletion rate per unit of equivalent production is primarily due to an increase in the estimated cost required to fully develop our Home Run Field.

Interest expense. Interest expense for the first six months of 2002 was $3.1 million compared to $3.6 million for the same time period of 2001. This decrease is due to lower interest rates on outstanding debt borrowings during the first half of 2002 as compared to the same period for 2001 and was partially offset by an increase in outstanding debt for the first six months of 2002 compared to second quarter 2001. The weighted average interest rate on our outstanding indebtedness during the first six months of 2002 was 7.4% versus 10.3% for the first six months of 2001. This decrease is primarily due to lower LIBOR for the first six months of 2002 as compared to the first six months of 2001. Our weighted average outstanding debt balance for the first half of 2002 was $95.2 million compared to $87.9 million for the same time period last year. Interest expense for the first half of 2002 included (i) $497,000 of interest expense that was paid in kind through the issuance of additional debt in lieu of cash, and (ii) $585,000 of non-cash charges related to the amortization of deferred loan fees. Interest expense is reflected net of capitalized interest of $1.0 million and $450,000 for the first six months of 2001 and 2002, respectively.

Other income (expense). Other expense for the first half of 2002 was $169,000 compared to other income of $6.0 million for the first six months of 2001. We recognize other income or expense primarily related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment. For the first six months of 2002, other income (expense) included $384,000 of non-cash income related to the changes in the fair market values of these derivative contracts and was offset by $559,000 of cash expense related to cash settlements pursuant to these derivative contracts. Other income (expense) for the first six months of 2001 included $7.0 million of non-cash income related to the changes in the fair market values of these derivative contracts and was partially offset by $1.0 million of cash expense related to the cash settlement of these derivative contracts. As of July 1, 2002, all of our existing derivative instruments qualify as hedging contracts.


LIQUIDITY  AND  CAPITAL  RESOURCES

2002  Capital  Expenditure  Program

Our current total net capital spending budget for 2002 is $25.0 million. We spent $13.0 million in total net capital for the first six months of 2002. Capital expenditures include costs related to the well control event with the Burkhart #1. We submitted our claim to our insurance company and expect to receive a reimbursement of approximately $2.0 million. For the remainder of 2002, we plan to spend approximately $14.0 million. Spending will be funded by our discretionary cash flow and our current cash balance. Estimated capital expenditures for the remainder of 2002 represent an increase of approximately 16% from our original 2002 budget. This increase is primarily attributable to a forecasted increase in production volumes, currently forecasted oil and natural gas prices and projected growth in cash flows. The final determination with respect to drilling the currently budgeted wells may depend on a number of factors including the following:

      - the results of exploration efforts and the review and analysis of our 3-D seismic data,

      - the availability of sufficient capital resources by us and other participants for drilling prospects,

      - economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling equipment,

      - the availability of leases on reasonable terms for the potential drilling locations, and

      -     the  availability  of  more economically attractive prospects.

There can be no assurance that the budgeted wells will, if drilled, encounter reservoirs of commercial quantities of oil or natural gas.

Senior  Credit  Facility

Interest expense on our senior credit facility for the second quarter of 2002 was $1.1 million. This includes $130,000 of non-cash charges related to the amortization of deferred loan fees. Accrued interest expense for our senior credit facility at June 30, 2002 was $49,000.

Interest expense on our senior credit facility for the first half of 2002 was $2.1 million. This includes $257,000 of non-cash charges related to the amortization of deferred loan fees. The interest rate on our senior credit facility on July 31, 2002 was 4.8%. We were in compliance with our covenants at June 30, 2002.

Subordinated  Notes  Facility

We borrowed an additional $4.0 million under our subordinated notes facility in March 2002. Total debt outstanding pursuant to our subordinated notes facility on June 30, 2002 was $21.2 million. Approximately $1.2 million of this outstanding balance is subordinated notes that were issued to satisfy interest obligations on our subordinated notes facility. We have no remaining borrowing availability under our subordinated notes facility.

Interest expense on our subordinated notes facility for the second quarter of 2002 was $735,000. This includes $169,000 of non-cash charges related to the amortization of deferred loan fees. During the second quarter 2002, we exercised our option to satisfy 50% of the interest payment obligation on our subordinated notes facility through the issuance of additional subordinated notes in lieu of cash by issuing approximately $270,000 of additional subordinated notes. Accrued interest expense for our subordinated notes facility at June 30, 2002 was $381,000.

Interest expense on our subordinated notes facility for the first half of 2002 was $1.4 million. This includes $328,000 of non-cash charges related to the amortization of deferred loan fees. For the first six months of 2002, we issued approximately $497,000 in additional subordinated notes to satisfy 50% of the interest obligations on our senior subordinated notes facility. We were in compliance with our covenants at June 30, 2002.

Series  A  Preferred  Stock

Dividends and accretion on our Series A Preferred Stock for the second quarter of 2002 were $721,000. This includes $57,000 of non-cash charges related to the accretion of the preferred stock and $664,000 of dividends that were paid-in-kind through the issuance of Series A Preferred Stock. Dividends and accretion on our Series A Preferred Stock for the first two quarters of 2002 were $1.4 million. This includes $112,000 of non-cash charges related to the accretion of the preferred stock and $1.3 million of dividends that were paid-in-kind through the issuance of Series A Preferred Stock.

The liquidation value of our outstanding Series A Preferred Stock at June 30, 2002 was $33.9 million. Approximately $3.9 million of this outstanding balance represents additional Series A Preferred Stock issued to satisfy our dividend payments.

Cash  Flow  Analysis

Cash Flows from Operating Activities. Cash flows provided by operating activities for the first six months of 2002 were $10.0 million compared to $6.5 million for the first six months of 2001. The increased cash flows from operating activities for 2002 is primarily due to a $1.9 million increase in cash from working capital for the first six months of 2002 versus a cash decrease of $3.2 million from working capital during the first six months of 2001. This was partially offset by a decrease in operating cash flow before changes in working capital for the first two quarters of 2002 when compared to the first two quarters of 2001.

Cash Flows from Investing Activities. Cash flows used by investing activities for the first six months of 2002 were $13.2 million compared to $18.0 million for the first six months of 2001. The decrease in cash used by investing activities for 2002 is primarily due to lower capital expenditures for exploration and development activities during the first six months of 2002 ($13.0 million during 2002 versus $18.6 million during 2001) and $617,000 in cash proceeds from the sale of assets during the first six months of 2002.

Cash Flows from Financing Activities. Cash flows provided by financing activities for the first six months were $3.7 million compared to $18.8 million during the first six months of 2001. This decrease is primarily due to increased borrowings under our subordinated notes facility and the financing transaction that we completed during the first six months of 2001. During the first six months of 2001, we borrowed an additional $9.0 million under our subordinated notes facility compared to an additional $4.0 million during the first six months of 2002. We also issued $10.0 million in Series A Preferred Stock and warrants during the first six months of 2001.


OTHER  MATTERS

Derivative  Instruments

Total natural gas sold subject to swap arrangements entered into by us was 682,500 MMBtu in the second quarter of 2002 compared to 450,000 MMBtu in the second quarter of 2001. We also sold 305,000 MMbtu subject to a floor contract during the second quarter of 2001. We accounted for these transactions as hedging activities and, accordingly, adjusted the price received for natural gas production during the period the hedged transactions occurred. Adjustments to the price received for natural gas under these hedging arrangements resulted in a decrease in natural gas revenues of $321,000 in the second quarter of 2002 and a decrease in natural gas revenues of $1.4 million in second quarter of 2001.

For the first six months of 2002, total natural gas sold subject to swap arrangements was 1,357,500 MMBtu compared to 1,800,000 MMBtu during the first six months of 2001. We also sold 305,000 MMbtu subject to a floor contract during the first six months of 2001. We accounted for these transactions as hedging activities and, accordingly, adjusted the price received for natural gas production during the period the hedged transactions occurred. Adjustments to the price received for natural gas under these hedging arrangements resulted in an increase in natural gas revenues of $18,000 in the first half of 2002 and a decrease in natural gas revenues of $8.0 million in the first half of 2001.

In addition, oil revenues were reduced by $271,000 in the second quarter of 2002 and $50,000 in the second quarter of 2001 as a result of crude oil hedging arrangements outstanding during the period. For the six months ended June 30, 2002, oil revenues were reduced by $321,000 and for the same time period of 2001 oil revenues were reduced by $125,000.

Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. During the second quarter of 2002, Brigham's derivative instruments not qualifying as a hedging contract expired. In the three months ended June 30, 2002 and 2001, Brigham recognized $635,000 and $6.8 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $559,000 and $1.0 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty. In the six months ended June 30, 2002 and 2001, Brigham recognized $384,000 and $7.0 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $559,000 and $1.0 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty.

See Note 5 to the Consolidated Financial Statements for information regarding Brigham's outstanding crude oil and natural gas derivative contracts.

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

In April 2002, the FASB issued Statement of Financial Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. Prior to the adoption of the provisions of SFAS 145, gains or losses on the early extinguishment of debt were required to be classified as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS 145 changes this accounting (except in the case of events or transactions of a highly unusual and infrequent nature) and requires that gains or losses from the early extinguishment of debt be classified as components of income or loss from continuing operations. Brigham will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect Brigham's future financial position or liquidity. When Brigham adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

In July 2002, the FASB issued Statement of Financial Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, or other exit or disposal activity. SFAS 146 replaces Emerging Task Force Issue No. 94-3, "Liability Recognition for certain employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002. Brigham will account for exit or disposal activities initiated after December 31, 2002 in accordance with the provisions of SFAS 146.

Forward  Looking  Information

Brigham or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells it anticipates drilling during 2002 and Brigham's financial position, business strategy and other plans and objectives for future operations. Although Brigham believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Brigham will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Brigham's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to Brigham and its project participants, government regulations and other factors set forth among the risk factors noted in this report, in the description of Brigham's business in Item 1 of our Form 10-K report for the year ended December 31, 2001 (see page 1 of Brigham's 2001 Form 10-K) or in our Management's Discussion Analysis of Financial Condition in our Form 10-K report for the year ended December 31, 2001 (see page 29 of Brigham's 2001 Form 10-K). All subsequent oral and written forward looking statements attributable to Brigham or persons acting on its behalf are expressly qualified in their entirety by these factors. Brigham assumes no obligation to update any of these statements.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In Part II, Item 7A of Brigham's Form 10-K report for the year ended December 31, 2001 (see page 54 of Brigham's 2001 Form 10-K), Brigham provided a discussion of its market risk. See Note 5 to the Consolidated Financial Statements regarding Brigham's market risk associated with its derivative instruments at June 30, 2002. There were no material changes during the second quarter of 2002 in Brigham's exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in Brigham's 2001 Form 10-K report, and in Note 5 to the Consolidated Financial Statements in this Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Information, Brigham is party to various legal actions arising in the ordinary course of business and does not expect these matters to have a material adverse effect on its financial condition, results of operations or cash flow.



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) We held our Annual Stockholders meeting on Friday, May 17, 2002 in Austin, Texas, at 1 p.m., local time.

(b) Proxies were solicited by the Board of Directors of Brigham pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of the total of 16,016,113 shares of our common stock outstanding and entitled to vote, 13,700,629 shares were present in person or by proxy, representing approximately 86%. The only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:

     1. To elect eight directors to serve until Our Annual Meeting of Stockholders in 2003.

                                                                     Number of Shares
                                                                 Withholding Authority to
                                       Number of Shares            Vote for Election as
               Nominee          Voting for Election as Director          Director
          --------------------  -------------------------------  ------------------------
          Ben M. "Bud" Brigham                       13,425,903                   274,726
          Anne L. Brigham                            13,553,039                   147,590
          Harold D. Carter                           13,553,039                   147,590
          Curtis F. Harrell                          13,425,903                   274,726
          Stephen P. Reynolds                        13,553,039                   147,590
          Steven A. Webster                          13,553,039                   147,590
          R. Graham Whaling                          13,553,039                   147,590


     2. To approve the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2002.

          For      13,692,564
          Against       2,850
          Abstain       5,215

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     None

(b)  Reports  on  Form  8-K:

     We filed a report on Form 8-K on April 1, 2002, to announce that we had regained surface of the Providence Field development well. The Form 8-K included a copy of the press release that provided these announcements.

     We filed a report on Form 8-K on April 19, 2002, to announce that our management would be presenting at the IPAA 2002 Oil & Gas Investment Symposium held in New York on Tuesday April 23, 2002. The Form 8-K included a copy of the press release that provided these announcements.

     We filed a report on Form 8-K on May 6, 2002, to announce our operational and financial results for the first quarter 2002. The Form 8-K included a copy of the press releases that provided these announcements.

     We filed a report on Form 8-K on June 6, 2002, to announce that Gene Shepherd has been named CFO and other executive promotions. The Form 8-K included a copy of the press release that provided these announcements.

     We filed a report on Form 8-K on June 12, 2002, to update the market on the Providence Field Development. The Form 8-K included a copy of the press release that provided these announcements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

     BRIGHAM  EXPLORATION  COMPANY


                                   By:  /s/  BEN  M.  BRIGHAM
                                        ---------------------
                                        Ben  M.  Brigham
                                        Chief  Executive  Officer,  President
                                        and  Chairman  of  the  Board



                                   By:  /s/  EUGENE  B  SHEPHERD,  JR.
                                        ------------------------------
                                        Eugene  B.  Shepherd,  Jr.
                                        Senior  Vice  President  and  Chief
                                        Financial  Officer