Form 10-Q
period 2002-09-30
BRIGHAM EXPLORATION CO
filed 2002-11-13
CIK 1034755

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


                For the quarterly period ended September 30, 2002

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


As of November 8, 2002, 16,057,792 shares of Common Stock, $.01 per share, were outstanding.

================================================================================

                                       BRIGHAM EXPLORATION COMPANY

                                   THIRD QUARTER 2002 FORM 10-Q REPORT

                                            TABLE OF CONTENTS
                                            -----------------
                                                                                                         PAGE
                                                                                                         ----
                                      PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2002 and December 31, 2001 . . . . . . . . . . . . .   1
         Consolidated Statements of Operations - Three and nine months ended September 30, 2002 and 2001.   2
         Consolidated Statement of Changes in Stockholders' Equity - Nine months ended September 30, 2002   3
         Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001. . . . . .   4
         Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . .  16

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                                             BRIGHAM EXPLORATION COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share data)
                                                     (unaudited)


                                                                                       September 30,    December 31,
                                                                                           2002             2001
                                                                                      ---------------  --------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                           $       12,182   $       5,112
  Accounts receivable                                                                         12,100           9,325
  Other current assets                                                                         4,295           2,531
                                                                                      ---------------  --------------
    Total current assets                                                                      28,577          16,968

Oil and natural gas properties, net (full cost method)                                       158,958         151,891
Other property and equipment, net                                                              1,300           1,331
Deferred loan fees                                                                             2,438           3,166
Other noncurrent assets                                                                          512              52
                                                                                      ---------------  --------------
                                                                                      $      191,785   $     173,408
                                                                                      ===============  ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $       13,108   $       8,267
  Royalties payable                                                                            6,408             145
  Accrued drilling costs                                                                         972           1,969
  Other current liabilities                                                                    9,189           4,885
                                                                                      ---------------  --------------
    Total current liabilities                                                                 29,677          15,266
                                                                                      ---------------  --------------

Notes payable                                                                                 75,000          75,000
Senior subordinated notes                                                                     21,506          16,721
Other noncurrent liabilities                                                                     353             206

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,730,238 and 1,630,692 shares
  issued and outstanding at September 30, 2002 and December 31, 2001, respectively            18,778          16,614

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000
    are designated as Series A                                                                     -               -
  Common stock, $.01 par value, 50 million shares authorized, 17,175,379 and
    17,127,650 shares issued and 16,052,492 and 16,016,113 shares outstanding
    at September 30, 2002 and December 31, 2001, respectively                                    172             171
  Additional paid-in capital                                                                  78,962          80,466
  Unearned stock compensation                                                                   (285)           (494)
  Accumulated other comprehensive income (loss)                                               (3,327)            351
  Accumulated deficit                                                                        (24,845)        (26,728)
  Treasury stock, at cost, 1,122,887 and 1,111,537 shares at September 30, 2002
    and December 31, 2001, respectively                                                       (4,206)         (4,165)
                                                                                      ---------------  --------------
       Total stockholders' equity                                                             46,471          49,601
                                                                                      ---------------  --------------
                                                                                      $      191,785   $     173,408
                                                                                      ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                            BRIGHAM EXPLORATION COMPANY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)
                                                    (unaudited)


                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                ------------------------  ------------------------
                                                                    2002         2001         2002        2001
                                                                -----------  -----------  -----------  -----------
Revenues:
  Oil and natural gas sales                                     $    9,434   $    8,848   $   24,637   $   26,220
  Other                                                                 15           23           42          198
                                                                -----------  -----------  -----------  -----------
                                                                     9,449        8,871       24,679       26,418
                                                                -----------  -----------  -----------  -----------

Costs and expenses:
  Lease operating                                                      761          842        2,428        2,332
  Production taxes                                                     475          415        1,327        1,503
  General and administrative                                         1,099          934        3,781        2,708
  Depletion of oil and natural gas properties                        3,587        3,244       10,118        8,903
  Depreciation and amortization                                        103          140          307          375
                                                                -----------  -----------  -----------  -----------
                                                                     6,025        5,575       17,961       15,821
                                                                -----------  -----------  -----------  -----------
  Operating income                                                   3,424        3,296        6,718       10,597
                                                                -----------  -----------  -----------  -----------

Other income (expense):
  Interest income                                                       12           63          105          230
  Interest expense, net                                             (1,614)      (1,595)      (4,684)      (5,180)
  Other income (expense)                                               (87)       1,842         (256)       7,827
                                                                -----------  -----------  -----------  -----------
                                                                    (1,689)         310       (4,835)       2,877
                                                                -----------  -----------  -----------  -----------

Income before income taxes                                           1,735        3,606        1,883       13,474
Income taxes                                                             -            -            -            -
                                                                -----------  -----------  -----------  -----------

Net income                                                           1,735        3,606        1,883       13,474

Accretion and dividends on redeemable preferred stock                  746          659        2,165        1,776
                                                                -----------  -----------  -----------  -----------

Net income (loss) available to common stockholders              $      989   $    2,947   $     (282)  $   11,698
                                                                ===========  ===========  ===========  ===========

Net income (loss) per share available to common stockholders:
  Basic                                                         $     0.06   $     0.18   $    (0.02)  $     0.73
  Diluted                                                       $     0.06   $     0.17   $    (0.02)  $     0.67

The accompanying notes are an integral part of these consolidated financial statements.

                                                BRIGHAM EXPLORATION COMPANY

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (in thousands)
                                                        (unaudited)


                                                                                  Accumulated
                                  Common    Stock    Additional    Unearned          Other
                                 ------------------   Paid-in       Stock        Comprehensive    Accumulated    Treasury
                                  Shares   Amounts    Capital    Compensation    Income (Loss)      Deficit       Stock
                                 --------  --------  ---------  --------------  ---------------  -------------  ----------
Balance, December 31, 2001        17,128   $    171  $ 80,466   $        (494)  $          351   $    (26,728)  $  (4,165)

Exercise of employee
  stock options                       47          1       112               -                -              -           -
Expiration of employee
  stock options                        -          -       (46)              -                -              -           -
Forfeitures of employee
  restricted stock                     -          -        (1)             15                -              -         (41)
Revision of terms of
  employee stock options               -          -       596               -                -              -           -
Dividends on Series A
  mandatorily redeemable
  preferred stock                      -          -    (1,991)              -                -              -           -
Accretion on Series A
  mandatorily redeemable
  preferred stock                      -          -      (174)              -                -              -           -
Amortization of unearned
  stock compensation                   -          -         -             194                -              -           -
Net income                             -          -         -               -                -          1,883           -
Other comprehensive loss:
  Unrealized losses on cash
    flow hedges                        -          -         -               -           (3,784)             -           -
  Losses on ineffective portion
    of cash flow hedges                -          -         -               -              106              -           -
Comprehensive loss
                                 --------  --------  ---------  --------------  ---------------  -------------  ----------
Balance, September 30, 2002       17,175   $    172  $ 78,962   $        (285)  $       (3,327)  $    (24,845)  $  (4,206)
                                 ========  ========  =========  ==============  ===============  =============  ==========

                                      Total
                                  Stockholders'    Comprehensive
                                     Equity            Loss
                                 ---------------  ---------------
Balance, December 31, 2001       $       49,601

Exercise of employee
  stock options                             113
Expiration of employee
  stock options                             (46)
Forfeitures of employee
  restricted stock                          (27)
Revision of terms of
  employee stock options                    596
Dividends on Series A
  mandatorily redeemable
  preferred stock                        (1,991)
Accretion on Series A
  mandatorily redeemable
  preferred stock                          (174)
Amortization of unearned
  stock compensation                        194
Net income                                1,883   $        1,883
Other comprehensive loss:
  Unrealized losses on cash
    flow hedges                          (3,784)          (3,784)
  Losses on ineffective portion
    of cash flow hedges                     106              106
                                 ---------------  ---------------
Comprehensive loss                                       $(1,795)
                                                  ===============
Balance, September 30, 2002      $       46,471
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

                                       BRIGHAM EXPLORATION COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 ------------------------
                                                                                     2002         2001
                                                                                 -----------  -----------
Cash flows from operating activities:
  Net income                                                                     $    1,883   $   13,474
  Adjustments to reconcile net income to cash provided by operating activities:
    Depletion of oil and natural gas properties                                      10,118        8,903
    Depreciation and amortization                                                       307          375
    Interest paid through the issuance of additional senior subordinated notes          785          498
    Amortization of deferred loan fee and debt issuance costs                           888        1,029
    Market value and other adjustments for derivative instruments                      (278)      (9,217)
    Stock option compensation expense                                                   596            -
    Changes in working capital and other items:
      Accounts receivable                                                            (2,775)      (3,851)
      Other current assets                                                           (2,065)      (1,452)
      Accounts payable                                                                4,841          162
      Royalties payable                                                               6,263         (377)
      Other current liabilities                                                       1,637        4,331
      Other                                                                              (5)         (10)
                                                                                 -----------  -----------
        Net cash provided by operating activities                                    22,195       13,865
                                                                                 -----------  -----------

Cash flows from investing activities:
  Additions to oil and natural gas properties                                       (18,737)     (27,020)
  Proceeds from sale of assets                                                          617            -
  Additions to other property and equipment                                            (218)        (257)
  Increase (decrease) in drilling advances paid                                        (512)         959
                                                                                 -----------  -----------
        Net cash used by investing activities                                       (18,850)     (26,318)
                                                                                 -----------  -----------

Cash flows from financing activities:
  Proceeds from exercise of employee stock options                                      113          180
  Proceeds from issuance of preferred stock and warrants, net                             -        9,838
  Proceeds from issuance of senior subordinated notes                                 4,000        9,000
  Principal payments on capital lease obligations                                       (28)         (86)
  Deferred loan fees paid                                                              (360)           -
                                                                                 -----------  -----------
        Net cash provided by financing activities                                     3,725       18,932
                                                                                 -----------  -----------

Net increase in cash and cash equivalents                                             7,070        6,479
Cash and cash equivalents, beginning of period                                        5,112          837
                                                                                 -----------  -----------
Cash and cash equivalents, end of period                                         $   12,182   $    7,316
                                                                                 ===========  ===========

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

     On July 11, 2002, there was an accidental death of an employee of a contractor on a Brigham well. The United States Department of Labor Occupational Safety & Health Administration is currently investigating the accident. That investigation could result in a fine assessed against Brigham, although at this point in time, Brigham cannot predict the outcome of that investigation. On October 8, 2002, a wrongful death action was filed against Brigham and three of its contractors in connection with this accidental death. Although no specific amounts are asked for in this action, plaintiffs seek both actual and punitive damages. At this point in time, Brigham cannot predict the outcome of this case.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2002 and 2001:

                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                     --------------------  ---------------------
                                                                        2002       2001       2002       2001
                                                                     ---------  ---------  ----------  ---------
BASIC EARNINGS PER SHARE:
  Income (loss) available to common stockholders                     $     989  $   2,947  $    (282)  $  11,698
                                                                     =========  =========  ==========  =========

  Common shares outstanding                                             16,057     15,984     16,037      15,983
                                                                     =========  =========  ==========  =========

  Basic earnings per share                                           $    0.06  $    0.18  $   (0.02)  $    0.73
                                                                     =========  =========  ==========  =========

DILUTED EARNINGS PER SHARE:
  Income (loss) available to common stockholders                     $     989  $   2,947  $    (282)  $  11,698

  Adjustments for assumed conversions:
    Amortization of compensation expense on stock options                    4          2          -          11
                                                                     ---------  ---------  ----------  ---------

  Adjusted income (loss) available to common stockholders - diluted  $     993  $   2,949  $    (282)  $  11,709
                                                                     =========  =========  ==========  =========

  Common shares outstanding                                             16,057     15,984     16,037      15,983

  Effect of dilutive securities:
    Warrants                                                               947        788          -       1,071
    Stock options                                                          333        264          -         415
                                                                     ---------  ---------  ----------  ---------
  Potentially dilutive common shares                                     1,280      1,052          -       1,486
                                                                     ---------  ---------  ----------  ---------

  Adjusted common shares outstanding - diluted                          17,337     17,036     16,037      17,469
                                                                     =========  =========  ==========  =========

  Diluted earnings per share                                         $    0.06  $    0.17  $   (0.02)  $    0.67
                                                                     =========  =========  ==========  =========

     Options and warrants to purchase 14.5 million shares and 14.7 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2002 and 2001, respectively, and options and warrants to purchase 19.1 million shares and 14.3 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2002 and 2001, respectively, because the effects would have been anti-dilutive.

5.   DERIVATIVE INSTRUMENTS

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and
(iii) lock-in prices to protect the economics related to certain capital projects.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     At September 30, 2002, the fair value of cash flow hedging contracts included in other liabilities was $3.4 million of which $154,000 was classified as noncurrent. In the three months ended September 30, 2002 and 2001, Brigham recognized cash settlement losses of $501,000 and $28,000, respectively, which were recorded as reductions of oil and natural gas sales. In the nine months ended September 30, 2002 and 2001, Brigham recognized cash settlement losses of $804,000 and $8.2 million, respectively, which were recorded as reductions of oil and natural gas sales. For the three and nine months ended September 30, 2002, other income (expense) included $106,000 of non-cash losses from the ineffective portion of the cash flow hedges. During the three and nine months ended September 30, 2001, there was no ineffective portion of the losses on the cash flow hedges. Based on market prices at September 30, 2002, approximately $3.2 million of the balance in accumulated other comprehensive income (loss) would be expected to transfer to earnings during the next 12 months.

     The following tables summarize Brigham's outstanding oil and natural gas cash flow hedging contracts as of September 30, 2002:


OIL CONTRACTS
                                               2002                2003
                                       --------------------  -----------------
                                       VOLUMES    CONTRACT   VOLUMES  CONTRACT
FIXED PRICE    PRICING    REMAINING     HEDGED     PRICE     HEDGED    PRICE
SWAPS           BASIS   CONTRACT TERM   (BBLS)    ($/BBL)    (BBLS)   ($/BBL)
-------------  -------  -------------  --------  ----------  -------  --------
Contract #1    NYMEX    10/02 - 12/02    23,000  $    24.50        -         -

Contract #2    NYMEX    01/03 - 03/03         -           -   22,500  $  23.92

Contract #3    NYMEX    04/03 - 06/03         -           -   22,750  $  23.50

Contract #4    NYMEX    07/03 - 09/03         -           -   23,000  $  23.15

Contract #5    NYMEX    10/03 - 12/03         -           -   23,000  $  22.90

Contract #6    NYMEX    10/02 - 12/02    29,900  $    25.39        -         -

Contract #7    NYMEX    01/03 - 03/03         -           -   27,000  $  24.79

Contract #8    NYMEX    04/03 - 06/03         -           -   18,200  $  24.30

Contract #9    NYMEX    07/03 - 09/03         -           -   23,000  $  23.89

Contract #10   NYMEX    10/03 - 12/03         -           -   18,400  $  23.59

Contract #11   NYMEX    10/02 - 12/02    27,600  $    29.28        -         -

Contract #12   NYMEX    01/03 - 03/03         -           -   18,000  $  27.74

Contract #13   NYMEX    04/03 - 06/03         -           -    9,100  $  26.20

Contract #14   NYMEX    07/03 - 09/03         -           -    9,200  $  25.00

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


OIL CONTRACTS, CONTINUED                        2002                         2003
                                    ----------------------------  ----------------------------
                                                    PRICE                        PRICE
                                    VOLUMES  -------------------  VOLUMES  -------------------
            PRICING    REMAINING    HEDGED    FLOOR     CEILING   HEDGED    FLOOR     CEILING
COLLARS      BASIS   CONTRACT TERM  (BBLS)   ($/BBL)    ($/BBL)   (BBLS)   ($/BBL)    ($/BBL)
----------  -------  -------------  -------  --------  ---------  -------  --------  ---------

Collar #1   NYMEX     10/02 -12/02   23,000  $  18.00  $   22.35        -         -          -

Collar #2   NYMEX    10/02 - 06/03   23,000  $  18.00  $   22.56   45,250  $  18.00  $   22.56

NATURAL  GAS  CONTRACTS
                                                    2002                  2003
                                            --------------------  --------------------
                                            VOLUMES    CONTRACT    VOLUMES   CONTRACT
FIXED PRICE     REMAINING       HEDGED       PRICE      HEDGED     PRICE
SWAPS         PRICING BASIS  CONTRACT TERM  (MMBTU)   ($/MMBTU)   (MMBTU)   ($/MMBTU)
------------  -------------  -------------  --------  ----------  --------  ----------
Contract #1   NYMEX          10/02 - 12/02   230,000  $    2.900         -           -

Contract #2   NYMEX          10/02 - 06/03   230,000  $    3.000   452,500  $    3.000

Contract #3   NYMEX          10/02 - 12/02    92,000  $    3.455         -           -

Contract #4.  NYMEX          01/03 - 03/03         -           -   225,000  $    3.700

Contract #5.  NYMEX          04/03 - 06/03         -           -    91,000  $    3.400

Contract #6.  NYMEX          07/03 - 09/03         -           -   230,000  $    3.450

Contract #7.  NYMEX          10/03 - 12/03         -           -    92,000  $    3.670

Contract #8.  NYMEX          10/02 - 12/02   230,000  $    3.755         -           -

Contract #9.  NYMEX          01/03 - 03/03         -           -   225,000  $    3.895

Contract #10  NYMEX          04/03 - 06/03         -           -   227,500  $    3.515

Contract #11  NYMEX          07/03 - 09/03         -           -   230,000  $    3.555

Contract #12  NYMEX          09/03 - 12/03         -           -   230,000  $    3.755

Contract #13  NYMEX          10/02 - 12/02   299,000  $    3.780         -           -

Contract #14  NYMEX          01/03 - 03/03         -           -   157,500  $    4.060

Contract #15  NYMEX          04/03 - 06/03         -           -    45,500  $    3.790

     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. As of July 1, 2002, Brigham's derivative instruments not qualifying as hedging contracts had expired. In the three months ended September 30, 2002 and 2001, Brigham did not recognize any non-cash or cash gains or losses related to changes in the fair values of these derivative contracts. In the nine months ended September 30, 2002 and 2001, Brigham recognized $384,000 and $9.2 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $559,000 and $1.4 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. Brigham plans to adopt SFAS 143 no later than January 1, 2003, as required. The transition adjustment resulting from the adoption will be reported as a cumulative effect of a change in accounting principle. Brigham is currently evaluating the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Comparison  of  the  three-month  periods  ended  September  30,  2002  and 2001

Production. Our net equivalent production volumes for the three months ended September 30, 2002 were 2,599 MMcfe (28.9 MMcfe per day) compared to 2,596 MMcfe (28.8 MMcfe per day) for the same period of 2001. The increase in our production for the three-month period is due to the completion of wells drilled during the second and third quarters of 2002 and was partially offset by the natural decline of existing production. For the three months ended September 30, 2002, production of natural gas represented 56% of our total production compared to 69% for the same period of 2001. Natural gas production declined 18% from 1,790 MMcf (19.9 MMcf per day) in the third quarter 2001 to 1,463 MMcf (16.3 MMcf per day) for the third quarter 2002. Oil production for the third quarter 2002 increased 41% to 189 MBbls (2,104 Bbls per day) compared to 134 MBbls (1,493 Bbls per day) for the same period of 2001.

Revenue from the sale of oil and natural gas. Our revenues from the sale of oil and natural gas for the third quarter 2002 were $9.4 million and increased over third quarter 2001 revenue by $586,000. Increased production volumes represented $394,000 of this increase and a 6% increase in our average equivalent realized sales price for oil and natural gas represents the remaining increase.

Total revenues from the sale of oil for the third quarter 2002 were $4.7 million. Revenues from the sale of oil in the third quarter 2002 were $1.3 million higher than revenues from the sale of oil in the same quarter of 2001. Our average realized sales price for oil for the third quarter 2002 was $24.85 per Bbl or 2% lower than our average realized sales price for oil in the third quarter of 2001. Revenues from the sale of oil and our average realized oil sales price were negatively affected by hedging losses of $414,000 ($2.18 per Bbl) in the third quarter 2002 and hedging losses of $28,000 ($0.21 per Bbl) for the same period of 2001.

Total revenue from the sale of natural gas for the third quarter 2002 was $4.7 million. Revenues from the sale of natural gas in the third quarter of 2002 were $726,000 lower than revenue from the sale of natural gas in the third quarter 2001. Our average realized sales price for natural gas for the third quarter 2002 was $3.23 per Mcf or 6% higher than our average realized sales price for natural gas in the third quarter 2001. Cash settlements on natural gas hedging contracts of $87,000 ($0.06 per Mcf) negatively impacted our revenue from the sale of natural gas and our average realized natural gas sales price for the third quarter of 2002. There were no cash settlements on natural gas hedging contracts during the third quarter 2001.

Lease operating expenses. Lease operating expenses for the third quarter were $761,000, or 10% lower than lease operating expenses for the third quarter 2001. Lease operating expenses on a per unit of equivalent production basis were $0.29 per Mcfe, down 9% from $0.32 per Mcfe for the third quarter of 2001. The decrease in lease operating expenses was primarily due a decrease in expense workovers and repairs and maintenance.

Production taxes. Production taxes for the third quarter 2002 increased 14% to $475,000 compared to $415,000 in the third quarter of 2001. This increase is primarily due to a 12% increase in the average pre-hedge equivalent price we received for oil and natural gas. On a per unit of equivalent production basis, production taxes for the third quarter of 2002 increased by 13% to $0.18 per Mcfe compared to $0.16 per Mcfe for the same period of 2001.

General and administrative expenses. General and administrative expenses for the third quarter of 2002 were $1.1 million compared to $934,000 in the third quarter of 2001. This increase was primarily due to an increase in employee benefit costs, office rent and other expenses. On a per unit of equivalent production basis, general and administrative expenses increased from $0.36 per Mcfe in the third quarter of 2001 to $0.42 per Mcfe in the third quarter of 2002.

Depletion of oil and natural gas properties. Depletion of oil and natural gas properties for the third quarter 2002 was $3.6 million compared to $3.2 million for the third quarter of last year. Approximately $337,000 of this increase was the result of an increase in our depletion rate. On a per unit of equivalent production basis, depletion expense increased 10% from $1.25 per Mcfe in the third quarter of 2001 to $1.38 per Mcfe in the third quarter of 2002. The increase in the depletion rate per unit of equivalent production is primarily due to an increase in the estimated cost required to fully develop our Home Run Field.

Interest expense. Interest expense for the third quarter 2002 remained unchanged from the third quarter 2001 at $1.6 million. The weighted average interest rate on our outstanding indebtedness during the third quarter 2002 was 7.4% compared to 9.0% for third quarter 2001. This decrease is primarily due to a decrease in LIBOR for the third quarter of 2002 as compared to the third quarter of 2001. Our weighted average outstanding debt balance for the third quarter 2002 was $96.4 million compared to $91.4 million for the same period last year. Interest expense for the third quarter 2002 included (i) $288,000 of interest expense that was paid in kind through the issuance of additional debt in lieu of cash, and (ii) $303,000 of non-cash charges related to the amortization of deferred loan fees. Interest expense is reflected net of capitalized interest of $492,000 and $205,000 in the third quarter 2001 and 2002, respectively.

Other income (expense). Other expense for the third quarter 2002 was $87,000 compared to other income of $1.8 million during the third quarter last year. We recognize other income or expense primarily related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment and for the ineffective portion of cash flow hedging contracts. For the third quarter 2001, other income (expense) includes $2.2 million of non-cash income related to the change in the fair market values of these derivative contracts and was partially offset by $347,000 of cash expense related to cash settlement of these derivative contracts. Other income (expense) for the third quarter of 2002 included $106,000 of non-cash expense related to the ineffective portion of cash flow hedging contracts and did not include income or expense related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts as all of our existing derivative instruments qualified as hedging contracts.

Comparison  of  the  nine-month  periods  ended  September  30,  2002  and  2001

Production. Our net equivalent production volumes for the nine months ended September 30, 2002 were 7,332 MMcfe (27.2 MMcfe per day) compared to 7,311 (27.1 Mcfe per day) for the same period of 2001. Production of natural gas represented 59% of our total equivalent production volumes for the nine months ended September 30, 2002, compared to 72% for the same period of 2001. Natural gas production declined 18% from 5,266 MMcf (19.5 MMcf per day) for the nine months of 2001 to 4,307 MMcf (16.0 MMcf per day) for first nine months of 2002. Oil production for first nine months of 2002 increased 48% to 504 MBbls (1,867 Bbls per day) compared to 341 MBbls (1,262 Bbls per day) for the same period of 2001.

Revenue from the sale of oil and natural gas. Oil and natural gas sales for the first nine months 2002 decreased $1.6 million from the first nine months of 2001 to $24.6 million. A 6% decrease in our average equivalent realized sales price for oil and natural gas represented $2.7 million of this decline and was partially offset by $1.1 million increase due to increased production volumes.

Total revenues from the sale of oil for the first three quarters of 2002 were $11.6 million. Revenues from the sale of oil for the first nine months of 2002 were $2.8 million higher than revenue from the sale of oil during the first nine months of 2001. Our average realized sales price for oil for the first nine months of 2002 was $23.04 per Bbl and 11% lower than our average realized sales price for oil in the same period last year. Revenue from the sale of oil and our average realized sales price for oil was negatively impacted by hedging losses of $735,000 ($1.46 per Bbl) in the first nine months of 2002 and $153,000 ($0.45 per Bbl) in the first nine months of 2001.

Total revenue from the sale of natural gas for the first three quarters of 2002 was $13.0 million. Revenues from the sale of natural gas for the first nine months of 2002 were $4.4 million lower than revenue from the sale of natural gas in the same period of 2001. Our average realized sales price for natural gas for the first nine months of 2002 was $3.02 per Mcf and 8% lower than our average realized sales price for natural gas in the same time period last year. Revenue from the sale of natural gas and our average realized natural gas sales price was negatively impacted by cash settlements on natural gas hedging contracts of $69,000 ($0.02 per Mcf) in the first nine months of 2002 and $8.0 million ($1.52 per Mcf) in the first nine months of 2001.

Lease operating expenses. Lease operating expenses for the first nine months of 2002 were $2.4 million and 4% higher than lease operating expenses for the same period of 2001. The increase in lease operating expenses was primarily due to an increase in the number of producing wells during nine months of 2002 as compared with the same period of 2001. Lease operating expenses on a per unit of equivalent production basis for the nine months of 2002 were $0.33 per Mcfe, up 3% from $0.32 per Mcfe for the same period of 2001.

Production taxes. Production taxes for the first nine months of 2002 decreased 12% to $1.3 million from $1.5 million for the first nine months of 2001. The decrease is primarily due to a 26% decrease in the average pre-hedge equivalent price received for oil and natural gas. On a per unit of equivalent production basis, production taxes for the first nine months of 2002 were $0.18 per Mcfe compared to $0.21 per Mcfe for the same period in 2001.

General and administrative expenses. General and administrative expenses for the first nine months of 2002 were $3.8 million compared to $2.7 million for the first nine months of 2001. Of the increase, $596,000 is related to a non-cash stock option compensation expense. The remainder of the increase is primarily due to an increase in payroll, employee benefits and office rent expense. On a per unit of equivalent production basis, general and administrative expenses increased from $0.37 per Mcfe for the first nine months of 2001 to $0.52 per Mcfe for the first nine months of 2002. Of the increase, $0.08 per Mcfe is related to the non-cash stock compensation charge.

Depletion of oil and natural gas properties. Depletion of oil and natural gas properties for the nine months of 2002 was $10.1 million compared to $8.9 million for the same period last year. Approximately $1.2 million of the increase resulted from an increase in our depletion rate. On a per unit of equivalent production basis, depletion expense increased 13% from $1.22 per Mcfe for the nine months of 2001 to $1.38 per Mcfe for the same period of 2002. The increase in the depletion rate per unit of equivalent production is primarily due to an increase in the estimated cost required to fully develop our Home Run Field.

Interest expense. Interest expense for the first nine months of 2002 was $4.7 million and 10% lower than interest expense for the first nine months of 2001. The decline in interest expense is primarily due to lower interest rates on outstanding debt borrowings for the first nine months of 2002 as compared to the same period of 2001. The decline related to lower interest rates is partially offset by an increase in outstanding debt for the first nine months of 2002 compared to the first nine months of 2001. The weighted average interest rate on our outstanding indebtedness during the first nine months of 2002 was 7.4% versus 9.8% for the first nine months of 2001. This decrease is primarily due to lower LIBOR for the first nine months of 2002 as compared to the first nine months of 2001. Our weighted average outstanding debt balance for the first nine months of 2002 was $95.6 million compared to $90.3 million for the same period last year. Interest expense for the first nine months of 2002 included (i) $785,000 of interest expense that was paid in kind through the issuance of additional debt in lieu of cash, and (ii) $888,000 of non-cash charges related to the amortization of deferred loan fees. Interest expense is reflected net of capitalized interest of $1.5 million and $655,000 for the first nine months of 2001 and 2002, respectively.

Other income (expense). Other expense for the first nine months of 2002 was $256,000 compared to other income of $7.8 million for the nine months of 2001. We recognize other income or expense primarily related to the change in the fair market value and the related cash flows of certain oil and natural gas derivative contracts that do not qualify for hedge accounting treatment and for the ineffective portion of cash flow hedging contracts. For the nine months of 2002, other income (expense) included $384,000 of non-cash income related to the changes in the fair market values of these derivative contracts, $559,000 of cash expense related to cash settlements pursuant to these derivative contracts, and $106,000 non-cash expense related to the ineffective portion of cash flow hedging contracts. Other income (expense) for the first nine months of 2001 included $9.2 million of non-cash income related to the changes in the fair market values of these derivative contracts and was partially offset by $1.4 million of cash expense related to the cash settlement of these derivative contracts. As of July 1, 2002, all of our existing derivative instruments qualify as hedging contracts.

LIQUIDITY  AND  CAPITAL  RESOURCES

2002  Capital  Expenditure  Program

Our current total net capital spending budget for 2002 is $26.9 million. We spent $17.4 million in total net capital during the first nine months of 2002. Total net capital spending for the first nine months of 2002 was partially offset by $1.9 million from insurance reimbursements for costs related to the loss of surface control on the Burkhart #1. For the remainder of 2002, we plan to spend approximately $9.5 million. Spending will be funded by our cash flow and current cash balance. Estimated capital expenditures for the remainder of 2002 represent an increase of approximately 13% from our original 2002 budget. This increase is primarily attributable to a forecasted increase in production volumes, currently forecasted oil and natural gas prices and projected growth in cash flows. The final determination with respect to drilling the currently budgeted wells may depend on a number of factors including the following:

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

Senior  Credit  Facility

Interest expense on our senior credit facility for the third quarter 2002 was $1.1 million. This includes $130,000 of non-cash charges related to the amortization of deferred loan fees. Accrued interest expense for our senior credit facility at September 30, 2002 was $27,000.

Interest expense on our senior credit facility for the first nine months of 2002 was $3.1 million. This includes $387,000 of non-cash charges related to the amortization of deferred loan fees. The interest rate on our senior credit facility on November 8, 2002 was 4.81%. We were in compliance with our covenants at September 30, 2002.

Subordinated  Notes  Facility

We borrowed an additional $4.0 million under our subordinated notes facility in March 2002. Total debt outstanding pursuant to our subordinated notes facility on September 30, 2002 was $21.5 million. Approximately $1.5 million of this outstanding balance is subordinated notes that were issued to satisfy interest obligations on our subordinated notes facility. We have no remaining borrowing availability under our subordinated notes facility.

Interest expense on our subordinated notes facility for the third quarter 2002 was $753,000. This includes $172,000 of non-cash charges related to the amortization of deferred loan fees. During the third quarter 2002, we exercised our option to satisfy 50% of the interest payment obligation on our subordinated notes facility through the issuance of additional subordinated notes in lieu of cash by issuing approximately $288,000 of additional subordinated notes. Accrued interest expense for our subordinated notes facility at September 30, 2002 was $386,000.

Interest expense on our subordinated notes facility for the first nine months of 2002 was $2.2 million. This includes $501,000 of non-cash charges related to the amortization of deferred loan fees. For the first nine months of 2002, we issued approximately $785,000 in additional subordinated notes to satisfy 50% of the interest obligations on our senior subordinated notes facility. We were in compliance with our covenants at September 30, 2002.

Series  A  Preferred  Stock

Dividends and accretion on our Series A Preferred Stock for the third quarter of 2002 were $746,000. This includes $62,000 of non-cash charges related to the accretion of the preferred stock and $684,000 of dividends that were paid-in-kind through the issuance of additional Series A Preferred Stock. Dividends and accretion on our Series A Preferred Stock for the first three quarters of 2002 were $2.2 million. This includes $174,000 of non-cash charges related to the accretion of the preferred stock and $2.0 million of dividends that were paid in kind through the issuance of additional Series A Preferred Stock.

The liquidation value of our outstanding Series A Preferred Stock at September 30, 2002 was $34.6 million. Approximately $4.6 million of this outstanding balance represents additional Series A Preferred Stock issued to satisfy our dividend payments.

Cash  Flow  Analysis

Cash Flows from Operating Activities. Cash flows provided by operating activities for the first nine months of 2002 were $22.2 million compared to $13.9 million for the first nine months of 2001. The increased cash flows from operating activities for 2002 is primarily due to a $7.9 million increase in cash from working capital for the first nine months of 2002 versus a cash decrease of $1.2 million from working capital during the first nine months of 2001. This increase was partially offset by a $763,000 decrease in operating cash flow before changes in working capital for the first nine months of 2002 when compared to the first nine months of 2001. The decrease in operating cash flow before changes in working capital is primarily the result of a 6% decrease in our average equivalent realized sales price for oil and natural gas and an 18% increase in our cash general and administrative expense for the first nine months of 2002. These increases were partially offset by a 12% decrease in our production taxes for the first nine months of 2002.

Cash Flows from Investing Activities. Cash flows used by investing activities for the first nine months of 2002 were $18.9 million compared to $26.3 for the first nine months of 2001. The decrease in cash used by investing activities for 2002 is primarily due to lower capital expenditures for exploration and development activities during the first nine months of 2002 and $617,000 in cash proceeds from the sale of assets during the first nine months of 2002.

Cash Flows from Financing Activities. Cash flows provided by financing activities for the first nine months of 2002 were $3.7 million compared to $18.9 million during the first nine months of 2001. This decrease is primarily due to the borrowings under our subordinated notes facility and the financing transaction that we completed during the first nine months of 2001. During the first nine months of 2001, we borrowed an additional $9.0 million under our subordinated notes facility compared to an additional $4.0 million during the first nine months of 2002. We also issued Series A Preferred Stock and warrants that resulted in net proceeds of $9.8 million during the first nine months of 2001.

OTHER  MATTERS

Derivative  Instruments

Total natural gas sold subject to swap arrangements was 920,000 MMBtu in the third quarter of 2002. None of the natural gas we sold during the third quarter 2001 was subject to swap arrangements. We sold 920,000 MMBtu of natural gas subject to a floor contract during the third quarter of 2001. We accounted for these transactions as hedging activities and, accordingly, adjusted the price we received for natural gas production during the period the hedged transactions occurred. Adjustments to the price we received for natural gas under these hedging arrangements resulted in a decrease in natural gas revenues of $87,000 in the third quarter of 2002. There were no adjustments to the price we received for natural gas during the third quarter of 2001.

For the first nine months of 2002, total natural gas sold subject to swap arrangements was 2,277,500 MMBtu compared to 1,800,000 MMBtu during the first nine months of 2001. We also sold 535,000 MMBtu subject to a floor contract during the first nine months of 2001. We accounted for these transactions as hedging activities and, accordingly, adjusted the price received for natural gas production during the period the hedged transactions occurred. Adjustments to the price we received for natural gas under these hedging arrangements resulted in a decrease in natural gas revenues of $69,000 during the first nine months of 2002 and a decrease in natural gas revenues of $8.0 million during the first nine months of 2001.

During the third quarter of 2002, 46,000 Bbls of oil sold were subject to swap arrangements and 46,000 Bbls of oil sold were subject to collars. No oil sold during the third quarter of 2001 was subject to swap arrangements and 18,400 Bbls of oil sold was subject to collars. We also accounted for these transactions as hedging activities and, as a result, our oil revenues were reduced by $414,000 in the third quarter of 2002 and $28,000 in the third quarter of 2001.

During the first nine months of 2002, 46,000 Bbls of oil sold were subject to swap arrangements and 159,000 Bbls sold were subject to collars. No oil sold during the first nine months of 2001 was subject to swap arrangements and 91,000 Bbls were sold subject to collars. As a result of these hedging activities, our oil revenues for the first nine months of 2002 were reduced by $735,000 and by $153,000 for the same period of 2001.

Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. Our derivative instruments that did not qualify as hedging contracts expired at the end of the second quarter 2002. During the third quarter 2001, we recognized $2.2 million in non-cash gains related to changes in the fair values of derivative contracts and $347,000 in cash losses related to cash settlement payments made by us to our counterparty. For the nine months ended September 30, 2002 and 2001, we recognized $384,000 and $9.2 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $599,000 and $1.4 million, respectively, in cash losses related to cash settlement payments made by us to our counterparty.

See Note 5 to the Consolidated Financial Statements for information regarding our outstanding crude oil and natural gas derivative contracts.

Effects  of  Inflation  and  Changes  in  Prices

Our results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in revenues as well as the operating costs that we are required to bear for operations. Inflation has had a minimal effect on us.

Environmental  and  Other  Regulatory  Matters

Our business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and marketing of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although we believe we are in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect our financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to us, compliance has not had a material adverse effect on our earnings or competitive position. Future regulations may add to the cost of, or significantly limit, drilling activity.

New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" ("SFAS 143") which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. Brigham plans to adopt SFAS 143 no later than January 1, 2003, as required. The transition adjustment resulting from the adoption will be reported as a cumulative effect of a change in accounting principle. Brigham is currently evaluating the effect of the adoption of SFAS 143 on its financial position, results of operations or cash flows.

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

Forward  Looking  Information

Brigham or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells it anticipates drilling during 2002 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to us and our project participants, government regulations and other factors set forth among the risk factors noted in this report, in the description of our business in Item 1 of our Form 10-K report for the year ended December 31, 2001 (see page 1 of our 2001 Form 10-K) or in our Management's Discussion Analysis of Financial Condition in our Form 10-K report for the year ended December 31, 2001 (see page 29 of our 2001 Form 10-K). All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In Part II, Item 7A of our Form 10-K report for the year ended December 31, 2001 (see page 54 of Brigham's 2001 Form 10-K), we provide a discussion of our market risk. See Note 5 to the Consolidated Financial Statements regarding our market risk associated with our derivative instruments at September 30, 2002. There were no material changes during the third quarter of 2002 in our exposures to loss from possible future changes in the prices of oil and natural gas or in interest rates, other than those described in our 2001 Form 10-K report, and in
Note  5  to  the  Consolidated  Financial  Statements  in  this  Form  10-Q.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Form 10-Q, Brigham's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of Brigham's disclosure controls and procedures. Based on this evaluation, the CEO and CFO believe that Brigham's disclosure controls and procedures are designed to ensure that information required to be disclosed by Brigham in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Brigham's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and that Brigham's disclosure controls and procedures are effective.

(b) Changes in internal controls. There have been no significant changes in Brigham's internal controls or in other factors that could significantly affect Brigham's internal controls subsequent to the evaluation referred to in Item 4.
(a), above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports  on  Form  8-K:

     We filed a report on Form 8-K on July 16, 2002 to report the announcements on July 11, 2002 of the successful completion our Providence Field confirmation well and West Texas Fusselman discovery. The Form 8-K included a copy of the press release that provided this announcement.

     We filed a report on Form 8-K on August 12, 2002, to report the announcement on August 5, 2002 of our operational results for the second quarter of 2002 and to report the announcement on August 6, 2002 of our financial results for the second quarter of 2002. The Form 8-K included a copy of the press releases that provided these announcements.

     We filed a report on Form 8-K on August 22, 2002 submitting certifications dated August 14, 2002 by our chief executive officer and our chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in correspondence to the SEC accompanying Brigham's quarterly report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2002.

                                              BRIGHAM  EXPLORATION  COMPANY


                                              By:  /s/  BEN  M.  BRIGHAM
                                                   -----------------------------
                                              Ben  M.  Brigham
                                              Chief Executive Officer, President
                                              and  Chairman  of  the  Board



                                              By:  /s/  EUGENE  B  SHEPHERD, JR.
                                                   -----------------------------
                                              Eugene  B.  Shepherd,  Jr.
                                              Senior Vice President and Chief
                                              Financial  Officer

                           BRIGHAM EXPLORATION COMPANY

                                 CERTIFICATIONS

I,  Ben  M.  Brigham,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Brigham Exploration Company ("Brigham"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Brigham as of, and for, the periods presented in this quarterly report;

4. Brigham's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brigham and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Brigham, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Brigham's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Brigham's other certifying officer and I have disclosed, based on our most recent evaluation, to Brigham's auditors and the audit committee of Brigham's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Brigham's ability to record, process, summarize and report financial data and have identified for Brigham's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Brigham's internal controls; and

6. Brigham's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  13,  2002


                                     /s/  BEN  M.  BRIGHAM
                                     ---------------------
                                     Ben  M.  Brigham
                                     Chief Executive Officer, President
                                     and  Chairman  of  the  Board

                           BRIGHAM EXPLORATION COMPANY

                                 CERTIFICATIONS

I,  Eugene  B.  Shepherd,  Jr.,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Brigham Exploration Company ("Brigham"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the  period  covered  by  this  quarterly  report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Brigham as of, and for, the periods presented in this quarterly report;

4. Brigham's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Brigham and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Brigham, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Brigham's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Brigham's other certifying officer and I have disclosed, based on our most recent evaluation, to Brigham's auditors and the audit committee of Brigham's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Brigham's ability to record, process, summarize and report financial data and have identified for Brigham's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Brigham's internal controls; and

6. Brigham's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  13, 2002


                                     /s/  EUGENE  B  SHEPHERD,  JR.
                                     ------------------------------
                                     Eugene  B.  Shepherd,  Jr.
                                     Senior  Vice  President  and  Chief
                                     Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


In connection with this quarterly report on Form 10-Q of Brigham Exploration Company ("Brigham") for the period ending September 30, 2002 (the "Report"), I, Ben M. Brigham, President, Chief Executive Officer and Chairman of the Board of Brigham, certify that to my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Brigham.


Dated:  November  13,  2002            /s/  BEN  M.  BRIGHAM
                                       ------------------------------
                                       Ben  M.  Brigham,
                                       President,  Chief  Executive  Officer
                                       and  Chairman  of  the  Board

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


In connection with this quarterly report on Form 10-Q of Brigham Exploration Company ("Brigham") for the period ending September 30, 2002 (the "Report"), I, Eugene B. Shepherd, Jr., Senior Vice President and Chief Financial Officer of Brigham, certify that to my knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Brigham.


Dated:  November  13,  2002            /s/  EUGENE  B  SHEPHERD,  JR.
                                       ------------------------------
                                       Eugene  B.  Shepherd,  Jr.
                                       Senior  Vice  President
                                       and  Chief  Financial  Officer