Form 10-Q
period 2003-03-31
BRIGHAM EXPLORATION CO
filed 2003-05-15
CIK 1034755

--------------------------------------------------------------------------------
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


                  For the quarterly period ended March 31, 2003


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

       6300 BRIDGEPOINT PARKWAY, BUILDING 2, SUITE 500, AUSTIN, TEXAS 78730
                    (Address of principal executive offices)

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
                            Yes   [ ]    No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                      Oustanding
                      -----                                      ----------
Common Stock, par value $.01 per share as of March 31, 2003      19,935,700

================================================================================
--------------------------------------------------------------------------------

                          BRIGHAM EXPLORATION COMPANY

                       FIRST QUARTER 2003 FORM 10-Q REPORT

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - March 31, 2003
          and December 31, 2002. . . . . . . . . . . . . . . . . . . . . .     1
          Consolidated Statements of Operations - Three months
          ended March 31, 2003 and 2002. . . . . . . . . . . . . . . . . .     2
          Consolidated Statement of Changes in Stockholders'
          Equity - Three months ended March 31, 2003 . . . . . . . . . . .     3
          Consolidated Statements of Cash Flows -
          Three months ended March 31, 2003 and 2002 . . . . . . . . . . .     4
          Notes to the Consolidated Financial Statements . . . . . . . . .     5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .    12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . .    18

ITEM 4.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .    19


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .    20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .    20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22


                                    BRIGHAM EXPLORATION COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                                                         MARCH 31,    DECEMBER 31,
                                                                           2003           2002
                                                                        -----------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $   16,485   $      15,318
  Accounts receivable                                                       15,342          11,361
  Other current assets                                                       5,419           6,643
                                                                        -----------  --------------
      Total current assets                                                  37,246          33,322
                                                                        -----------  --------------

Oil and natural gas properties, net (full cost method)                     171,119         164,980
Other property and equipment, net                                            1,245           1,234
Deferred loan fees                                                           3,126           2,391
Other noncurrent assets                                                        607             132
                                                                        -----------  --------------
                                                                        $  213,343   $     202,059
                                                                        ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   15,956   $      14,486
  Royalties payable                                                          7,455           4,508
  Accrued drilling costs                                                     1,988           2,727
  Participant advances received                                              1,361           1,955
  Other current liabilities                                                 13,221          10,334
                                                                        -----------  --------------
    Total current liabilities                                               39,981          34,010
                                                                        -----------  --------------

Senior credit facility                                                      56,000          60,000
Senior subordinated notes                                                   22,093          21,797
Other noncurrent liabilities                                                 2,223             186

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,799,955 and 1,765,132 shares issued and outstanding at March 31, 2003
  December 31, 2002, respectively                                           20,329          19,540
Series B Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 1,000,000 shares authorized,
  511,116 and 501,226 shares issued and outstanding at March 31, 2003
  and December 31, 2002, respectively                                        4,983           4,777
Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 and 1,000,000 shares are designated as
    Series A and Series B, respectively                                          -               -
  Common stock, $.01 par value, 50 million shares
    authorized, 21,037,989 and 20,618,161 shares issued
    and 19,893,707 and 19,479,979 shares outstanding at
    March 31, 2003 and December 31, 2002, respectively                         210             206
  Additional paid-in capital                                                92,850          93,436
  Treasury stock, at cost; 1,144,282 and 1,138,182 shares at
    March 31, 2003 and December 31, 2002, respectively                      (4,292)         (4,282)
  Unearned stock compensation                                                 (163)           (212)
  Accumulated other comprehensive (loss) income                             (3,030)         (3,047)
  Accumulated deficit                                                      (17,841)        (24,352)
                                                                        -----------  --------------
    Total stockholders' equity                                              67,734          61,749
                                                                        -----------  --------------
                                                                        $  213,343   $     202,059
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

                                   BRIGHAM EXPLORATION COMPANY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               ------------------
                                                                                 2003      2002
                                                                               --------  --------
Revenues:
  Oil and natural gas sales                                                    $14,639   $ 6,434
  Other revenue                                                                     38        10
                                                                               --------  --------
                                                                                14,677     6,444
                                                                               --------  --------
Costs and expenses:
  Lease operating                                                                  974       871
  Production taxes                                                                 938       353
  General and administrative                                                     1,139       964
  Depletion of oil and natural gas properties                                    4,102     3,137
  Depreciation and amortization                                                     97       103
  Accretion of discount on asset retirement obligations                             34         -
                                                                               --------  --------
                                                                                 7,284     5,428
                                                                               --------  --------
      Operating income                                                           7,393     1,016
                                                                               --------  --------
Other income (expense):
  Interest income                                                                   21        19
  Interest expense                                                              (1,282)   (1,421)
  Other income (expense)                                                           111      (248)
                                                                               --------  --------
                                                                                (1,150)   (1,650)
                                                                               --------  --------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle                                                 6,243      (634)
Income taxes                                                                         -         -
                                                                               --------  --------
Income (loss) before cumulative effect of change in accounting principle         6,243      (634)
Cumulative effect of change in accounting principle                                268         -
                                                                               --------  --------
Net income (loss)                                                                6,511      (634)
Less accretion and dividends on redeemable preferred stock                         995       698
                                                                               --------  --------
Net income (loss) available to common stockholders                             $ 5,516   $(1,332)
                                                                               ========  ========

Net income (loss) per share available to common stockholders:
  Basic
    Income (loss) before cumulative effect of change in accounting principle   $  0.27   $ (0.08)
    Cumulative effect of change in accounting principle                           0.01         -
                                                                               --------  --------
                                                                               $  0.28   $ (0.08)
                                                                               ========  ========

  Diluted
    Income (loss) before cumulative effect of change in accounting principle   $  0.19   $ (0.08)
    Cumulative effect of change in accounting principle                           0.01         -
                                                                               --------  --------
                                                                               $  0.20   $ (0.08)
                                                                               ========  ========

Weighted average shares outstanding:
  Basic                                                                         19,707    16,016
                                                                               ========  ========
  Diluted                                                                       32,111    16,016
                                                                               ========  ========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                    BRIGHAM EXPLORATION COMPANY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                          ACCUMULATED                      TOTAL
                              COMMON STOCK      ADDITIONAL                  UNEARNED         OTHER                         STOCK-
                           -------------------   PAID IN     TREASURY        STOCK       COMPREHENSIVE      ACCUMULATED   HOLDERS'
                           SHARES    AMOUNTS     CAPITAL      STOCK      COMPENSATION    INCOME (LOSS)       DEFICIT       EQUITY
                           ------  -----------  ----------  ----------  ---------------  --------------  ---------------  --------
Balance,
  December 31, 2002        20,618  $       206  $  93,436   $  (4,282)  $         (212)  $      (3,047)  $      (24,352)  $61,749
Comprehensive income:
  Net income                    -            -          -           -                -               -            6,511     6,511
  Unrealized gain on cash
    flow hedges                 -            -          -           -                -             128                -       128
  Net gains included in
    net income                  -            -          -           -                -            (111)               -      (111)
                                                                                                                          --------
    Comprehensive income                                                                                                    6,528
Exercise of employee
  stock options               172            2        430           -                -               -                -       432
Expiration of employee
  stock options                 -            -        (19)          -                -               -                -       (19)
Forfeitures of restricted
   stock                        -            -          -         (10)               2               -                -        (8)
Warrants exercised for
  common stock                248            2         (2)          -                -               -                -         -
In kind dividends on
  Series A mandatorily
  redeemable preferred
  stock                         -            -       (696)          -                -               -                -      (696)
Accretion on Series A
  mandatorily redeemable
  preferred stock               -            -        (92)          -                -               -                -       (92)
In kind dividends on
  Series B mandatorily
  redeemable
  preferred stock               -            -       (198)          -                -               -                -      (198)
Accretion on Series B
  mandatorily redeemable
  preferred stock               -            -         (9)          -                -               -                -        (9)
Amortization of unearned
  stock compensation            -            -          -           -               47               -                -        47
                           ------  -----------  ----------  ----------  ---------------  --------------  ---------------  --------
Balance, March 31, 2003    21,038  $       210  $  92,850   $  (4,292)  $         (163)  $      (3,030)  $      (17,841)  $67,734
                           ======  ===========  ==========  ==========  ===============  ==============  ===============  ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                   BRIGHAM EXPLORATION COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 2003      2002
                                                                               --------  --------
Cash flows from operating activities:
  Net income (loss)                                                            $ 6,511   $  (634)
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                                4,102     3,137
      Depreciation and amortization                                                 97       103
      Interest paid through issuance of additional senior subordinated notes       296       227
      Amortization of deferred loan fees  and debt issuance costs                  253       286
      Market value adjustment for derivative instruments                          (111)      251
      Accretion of discount on asset retirement obligations                         34         -
      Cumulative effect of change in accounting principle                         (268)        -
      Changes in working capital and other items:
        Accounts receivable                                                     (3,981)      742
        Other current assets                                                     1,318      (394)
        Accounts payable                                                         1,470      (453)
        Royalties payable                                                        2,947        86
        Participant advances received                                             (594)      588
        Other current liabilities                                                3,017        81
        Other noncurrent assets and liabilities                                    (29)       11
                                                                               --------  --------
          Net cash provided by operating activities                             15,062     4,031
                                                                               --------  --------
Cash flows from investing activities:
  Additions to oil and natural gas properties                                   (8,921)   (4,909)
  Proceeds from sale of oil and natural gas properties                             151         -
  Additions to other property and equipment                                        (98)      (91)
  Decrease in drilling advances paid                                              (471)        -
                                                                               --------  --------
          Net cash used by investing activities                                 (9,339)   (5,000)
                                                                               --------  --------
Cash flows from financing activities:
  Repayment of senior credit facility                                           (4,000)        -
  Deferred loan fees paid                                                         (988)     (310)
  Proceeds from issuance of senior subordinated notes                                -     4,000
  Proceeds from exercise of employee stock options                                 432         -
  Principal payments on capital lease obligations                                    -       (13)
                                                                               --------  --------
          Net cash provided (used) by financing activities                      (4,556)    3,677
                                                                               --------  --------
Net increase in cash and cash equivalents                                        1,167     2,708
Cash and cash equivalents, beginning of year                                    15,318     5,112
                                                                               --------  --------
Cash and cash equivalents, end of period                                       $16,485   $ 7,820
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

     The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham's 2002 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

4.   NET INCOME (LOSS) PER SHARE

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three months ended March 31, 2003 and 2002:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -----------------------
                                                                                             2003        2002
                                                                                          ----------  -----------
                                                                                           (In thousands, except
                                                                                             per share amounts)
Basic EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                                      $    5,248  $   (1,332)
    Cumulative change in accounting principle                                                    268           -
                                                                                          ----------  -----------
      Income (loss) available to common stockholders                                      $    5,516  $   (1,332)
                                                                                          ==========  ===========
      Common shares outstanding                                                               19,707      16,016
                                                                                          ==========  ===========

  Basic EPS
    Income (loss) available to common stockholders before change in
      accounting principle                                                                $     0.27  $    (0.08)
    Cumulative change in accounting principle                                                   0.01           -
                                                                                          ----------  -----------
                                                                                          $     0.28  $    (0.08)
                                                                                          ==========  ===========

Diluted EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                                      $    5,248  $   (1,332)
    Cumulative change in accounting principle                                                    268           -
                                                                                          ----------  -----------
      Income (loss) available to common stockholders                                           5,516      (1,332)
  Adjustments for assumed conversions:
    Dividends and accretion on mandatorily redeemable preferred stock (1)                        890           -
                                                                                          ----------  -----------
                                                                                                 890           -
                                                                                          ----------  -----------
  Income (loss) available to common stockholders before change in
    accounting principle-diluted                                                               6,138      (1,332)
    Cumulative change in accounting principle                                                    268           -
                                                                                          ----------  -----------
    Income (loss) available to common stockholders-diluted                                $    6,406  $   (1,332)
                                                                                          ==========  ===========


                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Common shares outstanding                                                                     19,707      16,016
 Effect of dilutive securities:
   Warrants                                                                                      744           -
   Mandatorily redeemable preferred stock                                                     11,071           -
   Stock options                                                                                 589           -
                                                                                          ----------  -----------
 Potentially dilutive common shares                                                           12,404           -
                                                                                          ----------  -----------
   Adjusted common shares outstanding-diluted                                                 32,111      16,016
                                                                                          ==========  ===========

 Diluted EPS
   Income (loss) available to common stockholders before change in accounting principle   $     0.19  $    (0.08)
   Change in accounting principle                                                               0.01           -
                                                                                          ----------  -----------
                                                                                          $     0.20  $    (0.08)
                                                                                          ==========  ===========

(1) The amount of dividends included in dividends and accretion on mandatorily redeemable preferred stock includes only the dividends paid in kind on the $40 million of mandatorily redeemable preferred stock (2.0 million shares) that were issued with warrants whose exercise price is payable in either cash or in shares of mandatorily redeemable preferred stock.


     At March 31, 2003 and 2002, options and warrants to purchase 13,000 and
18.9 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the effects would have been antidilutive.

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and
(iii) lock-in prices to protect the economics related to certain capital projects.

     At March 31, 2003, the fair value of hedging contracts included in other current assets was approximately $0.3 million and the fair value of hedging contracts included in other liabilities was approximately $3.1 million of which approximately $0.1 million was classified as noncurrent. For the three months ended March 31, 2003 and 2002, Brigham recognized cash settlement gains (losses) of $(3.3) million and $0.3 million which were recorded as an increase (reduction) of oil and natural gas sales. For the three months ended March 31, 2003 and 2002, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges increased (decreased) earnings by approximately $0.1 million and $0, respectively. These amounts are included in other income and expense. Based on market prices at March 31, 2003, approximately $(2.7) million of the balance in accumulated other comprehensive income (loss) would be expected to transfer to earnings during the next 12 months.

Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense.
At March 31, 2003 and 2002, the fair value of these derivatives included in other current liabilities was $0 and $0.6 million, respectively. For the three months ended March 31, 2003, and 2002, other income (expense) included $0 and $0.3 million, respectively, in non-cash losses related to changes in the fair values of these derivative contracts. There were no cash settlement payments made by Brigham to the counterparty for the three months ended March 31, 2003 and 2002.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NATURAL GAS DERIVATIVE CONTRACTS

     The following table sets forth Brigham's outstanding natural gas hedging contracts and the weighted average NYMEX prices for those contracts as of March 31, 2003:

                       FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                      QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                      --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (MMbtu)                 819,000   598,000   414,000       610,333
  Price per MMBtu               $   3.85  $   3.87  $   4.04  $       3.90
2003-Floors
  Volume (MMbtu)                 150,000   460,000   460,000       356,667
  Price per MMBtu               $   4.50  $   4.50  $   4.50  $       4.50
2004-Swap Contracts
  Volume (MMbtu)       295,750   227,500   138,000    92,000       188,313
  Price per MMBtu     $   4.96  $   4.25  $   4.18  $   4.36  $       4.53

     The following table sets forth the natural gas hedging contracts Brigham entered subsequent to March 31, 2003 and the weighted average NYMEX prices for those contracts:

                             FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER
                            --------  --------  --------  --------
2004-Collars
  Volume (MMbtu)             273,000   182,000   138,000    92,000
  Ceiling price per Mmbtu   $   9.90  $   5.45  $   5.39  $   5.62
  Floor price per MMbtu     $   4.00  $   4.00  $   4.00  $   4.00

OIL DERIVATIVE CONTRACTS

     The following table sets forth Brigham's outstanding oil hedging contracts and the weighted average NYMEX prices for those contracts as of March 31, 2003:

                           FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                          QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                          --------  --------  --------  --------  -----------
2003-Swap Contracts
  Volume (Bbl)                        61,425    55,200    41,400        52,675
  Price per Bbl                     $  25.22  $  23.77  $  23.21  $      24.18
2003-Collars
  Volume (Bbl)                        22,750         -         -
  Ceiling price per Bbl             $  22.56  $      -  $      -
  Floor price per Bbl               $  18.00  $      -  $      -
2004-Swap Contracts
  Volume (Bbl)              29,575    20,475    13,800     9,200        18,263
  Price per Bbl           $  25.35  $  24.52  $  23.91  $  23.80  $      24.65

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three month periods ended March 31, 2003 and 2002:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 ----------------
                                                                   2003     2002
                                                                 --------  ------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $  5.53   $ 2.49
  Average price per Mcf realized (excluding hedging results)     $  7.23   $ 2.24
  Increase (decrease) in revenue (in thousands)                  $(2,506)  $  339
OIL
  Average price per Bbl as reported (including hedging results)  $ 29.16   $19.93
  Average price per Bbl realized (excluding hedging results)     $ 32.88   $20.25
  Decrease in revenue (in thousands)                             $  (828)  $  (50)

6.   ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, Brigham adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Brigham has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. Prior to the adoption of SFAS 143, Brigham assumed salvage value approximated plugging and abandonment costs. As such, estimated salvage value was not excluded from depletion and plugging and abandonment costs were not accrued for over the life of the oil and gas properties.

     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.4 million increase in the carrying values of proved properties, (ii) a $0.8 million decrease in accumulated depletion of oil and natural gas properties and (iii) a $1.9 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iii) was to record a gain of $0.3 million as a cumulative effect adjustment of a change in accounting principle in Brigham's consolidated statements of operations upon adoption on January 1, 2003.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The following pro forma data summarizes Brigham's net income (loss) and net income (loss) per share as if Brigham had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.8 million:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ------------------------
                                                                       2003         2002
                                                                    -----------  -----------
                                                                     (In thousands, except
                                                                       per share amounts)
Net income (loss), as reported                                      $    5,516   $   (1,332)
Pro forma adjustments to reflect retroactive adoption of SFAS 143         (268)         184
Pro forma adjustments to reflect accretion expense                           -          (32)
                                                                    ===========  ===========
Pro forma net income (loss)                                         $    5,248   $   (1,180)
                                                                    ===========  ===========

Net income (loss) per share:
  Basic - as reported                                               $     0.28   $    (0.08)
                                                                    ===========  ===========
  Basic - pro forma                                                 $     0.27   $    (0.07)
                                                                    ===========  ===========

  Diluted - as reported                                             $     0.20   $    (0.08)
                                                                    ===========  ===========
  Diluted - pro forma                                               $     0.19   $    (0.07)
                                                                    ===========  ===========

     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2003:

                                                                          THREE MONTHS ENDED
                                                                            MARCH 31, 2003
                                                                         --------------------
                                                                            (In thousands)

Beginning asset retirement obligations upon adoption at January 1, 2003  $              1,931
Accretion expense                                                                          34
                                                                         --------------------
Ending asset retirement obligations                                      $              1,965
                                                                         ====================

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


7.   STOCK BASED COMPENSATION

     Brigham accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, Brigham has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income
(loss) and net income (loss) per share for the three month periods ended March 31, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ------------------------
                                                                       2003         2002
                                                                    -----------  -----------
                                                                     (In thousands, except
                                                                       per share amounts)
Net income (loss) available to common stockholders - basic:
  As reported                                                       $    5,516   $   (1,332)
  Add back: Stock compensation expense previously included in net
    income                                                                  11            3
  Effect of total employee stock-based compensation expense,
    determined under fair value method for all awards                     (101)         (71)
                                                                    -----------  -----------
  Pro forma                                                         $    5,426   $   (1,400)
                                                                    ===========  ===========

Net income (loss) available to common stockholders - diluted:
  As reported                                                       $    6,406   $   (1,332)
  Add back: Stock compensation expense previously included in net
    income                                                                  11            3
  Effect of total employee stock-based compensation expense,
    determined under fair value method for all awards                     (101)         (71)
                                                                    -----------  -----------
  Pro forma                                                         $    6,316   $   (1,400)
                                                                    ===========  ===========

Net income per share:
  Basic:
    As reported                                                     $     0.28   $    (0.08)
    Pro forma                                                             0.28        (0.09)
  Diluted:
    As reported                                                     $     0.20   $    (0.08)
    Pro forma                                                             0.20        (0.09)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to the Company's financial condition provided in our 2002 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month period ended March 31, 2003, and the comparable period of 2002. For definitions of commonly used gas and oil terms as used in this Form 10-Q, please refer to the "Glossary of Oil and Gas Terms" provided in our 2002 Annual Report on Form 10-K.

Overview

     Our operating performance for the first quarter of 2003 was highlighted by our sixth consecutive quarterly increase in production volumes. Average daily production for the first quarter 2003 was a record high 31.2 MMcfed. In addition to the increase in production volumes, we also benefited from a favorable commodity price environment as higher demand associated with colder than normal winter temperatures, combined with historical low inventory levels, resulted in unusually high commodity prices during the first quarter of 2003. This increase in production volumes combined with the unusually high commodity prices during the first quarter 2003 had a favorable impact on our first quarter 2003 financial results.

     For the first quarter 2003, we reported net income to common stockholders of $5.5 million, or $0.20 per diluted share, on total revenues of $14.7 million. Net income for the first quarter 2003 included a $268,000 ($0.01 per diluted share) benefit from the cumulative effect of change in accounting principle associated with the adoption of Statement of Accounting Principles No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. See Note 6 to Consolidated Financial Statements included in Item 1 of this quarterly report. This compares to a reported net loss of $1.3 million, or $0.08 per diluted share on revenue of $6.4 million for the first quarter last year.

FINANCIAL CONDITION AND LIQUIDITY

     Cash provided by operations was our primary source of cash during the first quarter 2003. Cash provided by operating activities was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation, and to reduce the level of borrowings under our new senior credit facility. Cash provided by operations, along with the availability under our new senior credit facility, are projected to be sufficient to fund our budgeted capital expenditures for the remainder of 2003.

Cash flow provided by operating activities

     Cash flow from operations before changes in working capital for the first quarter 2003 was $10.9 million compared to $3.4 million in the first quarter last year. This increase is primarily the result of higher commodity prices and increased production volumes.

Working capital

     We had negative working capital of $2.7 million at March 31, 2003, compared to negative working capital of $688,000 at December 31, 2002. Current assets increased by 12% in the first quarter of 2003 and current liabilities increased 18%. The net increase in current assets during the first quarter was primarily due to a $4.0 million increase in accounts receivable caused by higher natural gas prices in March 2003, to a $840,000 increase in other current assets caused by a $310,000 increase in assets recorded under the provisions of SFAS No. 133 and a $530,000 increase in gas imbalance receivables related to four wells in the Triple Crown and Floyd Fault Block Fields. The increase in current assets was partially offset by a $1.9 million decrease in deposits related to our derivative contracts at December 31, 2002. The primary reasons for the increase in current liabilities were a $2.9 million increase in our liabilities related to royalties payable, a $1.5 million increase in our accounts payable liability and a $3.4 million increase in our gas imbalance payable related to production from ten wells in the Home Run Field. These increases were partially offset by a $740,000 decrease in accrued drilling costs and a $600,000 decrease in advances received from other parties for oil and gas activities. Changes in accounts payable, accrued drilling costs, advances paid and other current assets and liabilities since December 31, 2002 are due primarily to the timing of expenditures and receipts.

Proceeds from the exercise of employee stock options

     Proceeds from the exercise of employee stock options in the first quarter of 2003 totaled $432,000.

Senior credit facility

     In March 2003, we replaced our senior credit facility with a new senior credit facility that provides for a maximum $80 million in commitments and an initial borrowing base of $70 million and matures in March 2006. Borrowings under the new credit facility are secured by substantially all of our oil and natural gas properties and other tangible assets and bear interest at either the base rate of Societe Generale or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to facility usage. Interest is paid quarterly. The collateral value and borrowing base are redetermined semi-annually. The unused portion of the committed borrowing base is subject to an annual commitment fee of 0.5%. During the first quarter 2003, we repaid $4.0 million of borrowings outstanding under our new senior credit facility. As of March 31, 2003, we had $56 million of borrowings outstanding and $14 million in additional borrowing capacity under our new senior credit facility. The interest rate on our new senior credit facility as of March 31, 2003 was 3.55688%. We were in compliance with all covenants at March 31, 2003.

Capital  Expenditures

     Our capital-spending budget for 2003 is $39.3 million. The majority of our planned 2003 expenditures will be directed towards drilling our prospect inventory in a continued effort to focus resources on our primary objective of growing production volumes and cash flow. For 2003, we expect to spend approximately $27.9 million to drill 41 wells with an average working interest of 36%. Capitalizing on the prior exploration successes at the Home Run, Mills Ranch, Triple Crown, Floyd Fault Block and Providence Fields, approximately 60% of our 2003 drilling expenditures are dedicated to development drilling. Capital spending for the first quarter 2003 and first quarter 2002 was as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------
                                                           2003              2002
                                                     ----------------  ----------------
                                                                (IN THOUSANDS)
Drilling                                             $         5,201   $         5,166
Land and G&G                                                   1,252               344
Capitalized G&A and interest                                   1,739             1,319
Proceeds from participants and sales                            (151)             (200)
                                                     ----------------  ----------------
  Net capital expenditures on oil & gas activities   $         8,041   $         6,629
                                                     ----------------  ----------------
Other property and equipment                                      98                91
                                                     ----------------  ----------------
  Total net capital expenditures                     $         8,139   $         6,720
                                                     ================  ================

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

                                                    THREE MONTHS ENDED MARCH 31,
                                                ----------------------------------
                                                      2003              2002
                                                ----------------  ----------------
Production (in thousands):
  Natural gas (MMcf)                                      1,472             1,344
  Oil (MBbls)                                               233               155
  Natural gas equivalent (MMcfe)                          2,808             2,273
  % Natural gas                                              52%               59%
Average sales prices per unit (after hedging)
  Natural gas (per Mcf)                         $          5.53   $          2.49
  Oil (per Bbl)                                           29.16             19.93
  Natural gas equivalent (per Mcfe)                        5.21              2.83
Costs and expenses per Mcfe:
  Lease operating                               $          0.35   $          0.38
  Production taxes                                         0.33              0.16
  General and administrative                               0.41              0.42
  Depletion of oil and natural gas properties              1.46              1.38

Comparison of the three-month periods ended March 31, 2003 and 2002

     Production. Our net equivalent production volumes for the first quarter 2003 were 2.8 Bcfe (31.2 MMcfed) compared to 2.3 Bcfe (25.3 MMcfed) for the same period of 2002. The 24% increase in our production volume was due to organic production growth from wells that were drilled and completed in the fourth quarter of 2002 and the first quarter of 2003. New production related to these recently completed wells was partially offset by the natural decline of existing production. Natural gas represented 52% of our total production in the first quarter of 2003 compared to 59% last year.

     Revenue from the sale of oil and natural gas. Higher commodity prices and increased production volumes during the first quarter 2003 resulted in a 128% increase in revenue from the sale of oil and natural gas over revenue for the same quarter last year. Revenue from the sale of oil and natural gas for the first quarter 2003 was $14.6 million compared to $6.4 million last year. Approximately 80% of the increase in revenue was the result of an 84% increase in our average realized sales price and the remaining 20% was the result of increased production volumes.

     Revenue from the sale of oil and natural gas for the first quarter 2003 included a loss of $3.3 million related to the cash settlement on hedging transactions compared to a gain of $289,000 during the first quarter last year.

     Lease operating expenses. An increase in ad valorem taxes resulted in an overall increase in our lease operating expenses for the first quarter 2003.

                                     THREE MONTHS ENDED MARCH 31,
                                   --------------------------------
                                        2003             2002
                                   ---------------  ---------------
                                             (IN THOUSANDS)
Lease operating expense            $           809  $           802
Ad valorem taxes                               165               69
                                   ---------------  ---------------
  Total lease operating expenses   $           974  $           871
                                   ===============  ===============

     Production taxes. A 137% increase in our average pre-hedge sales price combined with increased production volumes resulted in a 166% increase in production taxes for the first quarter of 2003. Production taxes for the first quarter 2003 were $938,000 compared to $353,000 in the first quarter last year. Production taxes for the first quarter 2003 were 5.2% of revenue before gains and losses from hedging, compared to 5.7% in the first quarter of 2002.

     General and administrative expenses. Increases in employee payroll and benefit expense, outside consultant fees, fees paid to our auditors, other office expenses, corporate insurance and fees paid to our board of directors resulted in an 18% increase in general and administrative expenses for the first quarter 2003. General and administrative expenses for the first quarter 2003 were $1.1 million compared to $964,000 in the first quarter last year. An increase in production volumes resulted in a decrease in our general and administrative expense per unit of production. For the first quarter of 2003, general and administrative expenses per unit of production were $0.41 per Mcfe compared to $0.42 per Mcfe last year.

     Depletion of oil and natural gas properties. Increased production volumes combined with an increase in our per unit depletion rate resulted in a 31% increase in our depletion expense. Higher production volumes accounted for approximately 77% of the increase in depletion expense while the increase in our per unit depletion rate accounted for 23% of the increase. The increase in our per unit depletion rate is primarily due to additional future development cost related to our Floyd Fault Block discovery at year end 2002.

     Interest expense. A lower average outstanding debt balance for the first quarter of 2003 relative to the first quarter of 2002 resulted in a decrease in our interest expense.

                                                          THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                             2003              2002
                                                       ----------------  ----------------
                                                                 (IN THOUSANDS)
Interest on senior credit facility                     $           636   $           911
Interest on senior subordinated facility (1)                       583               510
Commitment fees                                                      4                 3
Amortization of deferred loan and debt issuance cost               253               286
Other general interest expense                                      15                11
Capitalized interest expense                                      (209)             (300)
                                                       ----------------  ----------------
  Net interest expense                                 $         1,282   $         1,421
                                                       ================  ================

Weighted average debt outstanding                      $        81,502   $        94,228
Average interest rate on outstanding indebtedness (2)              6.1%              6.1%

(1)  Fifty percent of interest expense on senior subordinated notes facility will be or was paid in kind.
(2)  Calculated using the sum of the interest expense on our senior credit facility,
     senior subordinated notes   facility and commitment fees for the period divided by the average debt outstanding for the quarter.

     Other income (expense). Other income (expense) includes non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative hedge contracts, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for ineffective hedges. Other income (expense) included:

                                                         THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                           2003              2002
                                                      ---------------  ----------------
(IN THOUSANDS)
Non-cash gain (loss) on change in fair market value
of non-hedge derivative contracts                     $             -  $          (251)
Non-cash charge for ineffective hedges                            111                -
Cash gain (loss) on settlement of non-hedge
derivative contracts                                                -                3
                                                      ---------------  ----------------
                                                      $           111  $           248
                                                      ===============  ================

     Dividends and accretion of redeemable preferred stock: We are required to
pay dividends on our Series A and Series B preferred stock.   At our option,
these dividends may be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind during the first quarter of 2003 and the first quarter of 2002.

                                            THREE MONTHS ENDED MARCH 31,
                                          --------------------------------
                                               2003             2002
                                          ---------------  ---------------
(IN THOUSANDS)
Dividends                                 $           894  $           643
Accretion of redeemable preferred stock               101               55
                                          ---------------  ---------------
                                          $           995  $           698
                                          ===============  ===============

Additional preferred shares issued
Series A                                           34,823           32,171
Series B                                            9,890                -

OTHER MATTERS

Derivative Contracts

     We regularly enter into commodity derivative contracts to reduce the impact on operations of fluctuations in oil and gas prices. All such contracts are
entered into solely to hedge prices and limit volatility.   The contracts, which
are generally placed with major financial institutions or with counterparties which management believes to be of high credit quality, may take the form of swaps, collars or floors.

     The table below summarizes our total natural gas production volumes subject to derivative transactions during the first quarter 2003 and 2002 and the weighted average NYMEX reference price for those volumes.

                             THREE MONTHS ENDED MARCH 31,
                           --------------------------------
                                2003             2002
                           ---------------  ---------------
NATURAL GAS SWAPS:
  Volumes (MMbtu)                  832,500          675,000
  Average price ($/MMbtu)  $         3.632  $         2.900

NATURAL GAS CAPS:
  Volumes (MMbtu)                        -          900,000
  Average price ($/MMbtu)  $             -  $         2.700

     The table below summarizes our total crude oil production volumes subject to derivative transactions during the first quarter 2003 and 2002 and the weighted average NYMEX reference price for those volumes.

                             THREE MONTHS ENDED MARCH 31,
                          --------------------------------
                               2003             2002
                          ---------------  ---------------
CRUDE OIL SWAPS:
  Volumes (Bbls)                   67,500                -
  Average price ($/Bbls)  $         25.29  $             -

CRUDE OIL COLLARS:
  Volumes (MMbtu)                  22,500           44,250
  Floor                   $         18.00  $         18.00
  Ceiling                 $         22.56  $         22.29

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


New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.4 million increase in the carrying values of proved properties, (ii) a $0.8 million decrease in accumulated depletion of oil and natural gas properties and (iii) a $1.9 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iii) was to record a gain of $0.3 million as a cumulative effect adjustment of a change in accounting principle in our consolidated statements of operations upon adoption on January 1, 2003.

Forward  Looking  Information

     We or our representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells we anticipate drilling during 2003 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in this report, in the description of our business in Item 1 of our Form 10-K report for the year ended December 31, 2002 (see page 1 of our 2002 Form 10-K) or in our Management's Discussion Analysis of Financial Condition in Item 7 of our Form 10-K report for the year ended December 31, 2002 (see page 23 of our 2002 Form 10-K). All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

DERIVATIVE CONTRACTS

     The table below summarizes the derivative contracts which we were a party to at March 31, 2003, the total natural gas and crude oil production volumes subject to those contacts, the weighted average NYMEX reference price for those volumes and the unrealized gain (loss) for those contracts.

                                        2003                                  2004
                           -------------------------------  -----------------------------------------
                            SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                           ---------  ---------  ---------  ---------  ---------  ---------  --------
NATURAL GAS SWAPS:
  Volumes (MMbtu)           819,000    598,000    414,000    295,750    227,500    138,000     92,000
  Average price ($/MMBtu)  $  3.846   $  3.867   $  4.039   $  4.963   $  4.252   $  4.180   $  4.360
  Unrealized gain (loss)
  (in thousands)           $ (1,016)  $   (744)  $   (474)  $    (74)  $    (47)  $    (25)  $    (17)

NATURAL GAS FLOORS:
  Volumes (MMbtu)           150,000    460,000    460,000          -          -          -          -
  Average price ($/MMBtu)  $  4.500   $  4.500   $  4.500   $      -   $      -   $      -   $      -
  Unrealized gain (loss)
  (in thousands)           $     35   $    108   $    108   $      -   $      -   $      -   $      -

CRUDE OIL SWAPS:
  Volumes (Bbls)             61,425     55,200     41,400     29,575     20,475     13,800      9,200
  Average price ($/Bbl)    $  25.22   $  23.77   $  23.21   $  25.35   $  24.52   $  23.91   $  23.80
  Unrealized gain (loss)
  (in thousands)           $   (229)  $   (175)  $   (118)  $      2   $     (3)  $     (5)  $     (2)

CRUDE OIL COLLARS:
  Volumes (Bbls)             22,750          -          -          -          -          -          -
  Floor price ($/Bbl)      $  18.00   $      -   $      -   $      -   $      -   $      -   $      -
  Ceiling price ($/Bbl)    $  22.56   $      -   $      -   $      -   $      -   $      -   $      -
  Unrealized gain (loss)
  (in thousands)           $   (150)  $      -   $      -   $      -   $      -   $      -   $      -

See Note 5 of the Notes to the Consolidated Financial Statements for derivative contracts we entered subsequent to March 31, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this report, our principal executive officer (CEO) and principal financial officer (CFO) carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO believe that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and that Brigham's disclosure controls and procedures are effective.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation referred to in Item 4. (a), above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 executed by Ben M. Brigham, Chief Executive Officer and Chairman of the Board of the Company

99.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 executed by Eugene B. Shepard, Jr., Senior Vice President and Chief Financial Officer of the Company

(b)  Reports on Form 8-K:

     We submitted a report on Form 8-K on March 6, 2003, to announce we had issued a press release announcing financial results for the fourth quarter and year ended December 31, 2002. The Form 8-K included a copy of the press release that provided this announcement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2003.

                                      BRIGHAM EXPLORATION COMPANY


                                      By:     /s/  BEN M. BRIGHAM
                                              ----------------------------------
                                              Ben M. Brigham
                                              Chief Executive Officer, President
                                              and Chairman of the Board



                                      By:     /s/  EUGENE B SHEPHERD, JR.
                                              ----------------------------------
                                              Eugene B. Shepherd, Jr.
                                              Chief Financial Officer

                                 CERTIFICATIONS

     I, Bud M. Brigham, Chief Executive Officer of Brigham Exploration Company (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brigham Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Bud M. Brigham
------------------------------------------------------------
Bud M. Brigham
Chief Executive Officer, President and Chairman of the Board

                                 CERTIFICATIONS

     I, Eugene B. Shepherd, Jr., Chief Financial Officer of Brigham Exploration Company (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brigham Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Eugene B. Shepherd, Jr.
------------------------------------------------------------
Eugene B. Shepherd, Jr.
Chief Financial Officer