Form 10-K/A
period 2002-12-31
BRIGHAM EXPLORATION CO
filed 2003-06-10
CIK 1034755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                 ______________________________________________

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-22433
                 ______________________________________________

                           BRIGHAM EXPLORATION COMPANY
             (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                  75-2692967
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

      6300 BRIDGE POINT PARKWAY, BUILDING 2, SUITE 500, AUSTIN, TEXAS 78730
              (Address of principal executive offices) (Zip Code)

                                 (512) 427-3300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------------------  -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2003 Annual Meeting of Stockholders on May 28, 2003, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement was filed with the Securities and Exchange Commission on May 7, 2003.

================================================================================

                                EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed to amend the annual report on Form 10-K of Brigham Exploration Company (the "Company") filed with the Securities and Exchange Commission on March 31, 2003 (the "Original Report on Form 10-K"). The purpose of this Amendment is to amend the Consolidated Statements of Cash Flows for the year ended December 31, 2001 and Note 6 of the Notes to the Consolidated Financial Statements for typographical errors, to amend Note 2 of the Notes to the Consolidated Financial Statements for typographical errors in the Other Comprehensive Income table for the year ended December 31, 2001, to retroactively reflect the January 1, 2003 adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" by reclassifying the gain on the refinancing of the senior subordinated notes in the year ended December 31, 2000 from extra-ordinary to a gain on income from continuing operations, and to provide pro forma disclosures for the January 1, 2003 adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" in Note 2 of the Notes to the Consolidated Financial Statements. This Amendment also amends Item 6. Selected Financial Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations solely to reflect retroactive adoption of SFAS No. 145.

     This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in "Item 8. Financial Statements and Supplementary Data."

                                                         2002         2001       2000       1999       1998
                                                       ---------  ------------  ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Oil and natural gas sales . . . . . . . . . . . . .  $ 35,100   $    32,293   $ 19,143   $ 14,992   $ 13,799
  Other revenue . . . . . . . . . . . . . . . . . . .        76           255         69        285        390
                                                       ---------  ------------  ---------  ---------  ---------
    Total revenues. . . . . . . . . . . . . . . . . .    35,176        32,548     19,212     15,277     14,189
Costs and expenses:
  Lease operating . . . . . . . . . . . . . . . . . .     3,759         3,486      2,139      2,259      2,172
  Production taxes. . . . . . . . . . . . . . . . . .     1,977         1,511      1,786        968        850
  General and administrative. . . . . . . . . . . . .     4,971         3,638      3,100      3,481      4,672
  Depletion of oil and natural gas properties . . . .    14,594        13,211      7,920      7,792      8,483
  Depreciation and amortization . . . . . . . . . . .       440           677        620        526        785
  Capitalized ceiling impairment. . . . . . . . . . .         -             -          -          -     25,926
                                                       ---------  ------------  ---------  ---------  ---------
    Total costs and expenses. . . . . . . . . . . . .    25,741        22,523     15,565     15,026     42,888
                                                       ---------  ------------  ---------  ---------  ---------
    Operating income (loss) . . . . . . . . . . . . .     9,435        10,025      3,647        251    (28,699)
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . .    (6,238)       (6,681)    (9,906)    (9,697)    (5,968)
  Interest income . . . . . . . . . . . . . . . . . .       119           264        108        176        136
  Debt conversion expense . . . . . . . . . . . . . .      (630)            -          -          -          -
  Gain on refinancing of senior subordinated notes. .         -             -     32,267          -          -
  Other income (expense). . . . . . . . . . . . . . .      (310)        8,080     (9,504)      (163)         -
  Loss on sale of oil and natural gas properties. . .         -             -          -    (12,195)         -
                                                       ---------  ------------  ---------  ---------  ---------
    Total other income (expense). . . . . . . . . . .    (7,059)        1,663     12,965    (21,879)    (5,832)
                                                       ---------  ------------  ---------  ---------  ---------
Income (loss) before income taxes . . . . . . . . . .     2,376        11,688     16,612    (21,628)   (34,531)
Income tax benefit (expense). . . . . . . . . . . . .         -             -          -          -      1,186
                                                       ---------  ------------  ---------  ---------  ---------
  Net income (loss) . . . . . . . . . . . . . . . . .     2,376        11,688     16,612    (21,628)   (33,345)

Preferred dividends and accretion . . . . . . . . . .     2,952         2,450        275          -          -
                                                       ---------  ------------  ---------  ---------  ---------
  Net income (loss) available to common stockholders.  $   (576)  $     9,238   $ 16,337   $(21,628)  $(33,345)
                                                       =========  ============  =========  =========  =========

Net income (loss) per share-basic . . . . . . . . . .  $  (0.04)  $      0.58   $   1.01   $  (1.53)  $  (2.64)
                                                                  RESTATED(1)
                                                                 ------------
Net income (loss) per share-diluted . . . . . . . . .     (0.04)         0.44       1.01      (1.53)     (2.64)
Weighted average shares outstanding-basic . . . . . .    16,138        15,988     16,241     14,152     12,626
Weighted average shares outstanding-diluted . . . . .    16,138        28,205     16,241     14,152     12,626
STATEMENT OF CASH FLOWS DATA:
Net cash provided (used) by operating activities. . .  $ 28,973   $    18,922   $ (4,635)  $  2,578   $ 14,774
Net cash provided (used) by investing activities. . .   (27,206)      (33,571)   (26,071)     1,644    (86,227)
Net cash provided (used) by financing activities. . .     8,439        18,924     28,801     (4,049)    72,321
OTHER FINANCIAL DATA:
Oil and natural gas capital expenditures. . . . . . .  $ 27,696   $    34,532   $ 28,910   $ 25,560   $ 85,207

                                                                           AS OF DECEMBER 31,
                                                       --------------------------------------------------------
                                                         2002          2001       2000       1999       1998
                                                       ---------  ------------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . . . .   $ 15,318   $     5,112   $    837   $  2,742   $  2,569
Oil and natural gas properties, net. . . . . . . . .    164,980       151,891    129,490    112,066    134,317
Total assets . . . . . . . . . . . . . . . . . . . .    202,059       173,075    146,911    125,683    150,516
Long-term debt . . . . . . . . . . . . . . . . . . .     81,797        91,721     82,000     97,341     94,786
Series A Preferred Stock . . . . . . . . . . . . . .     19,540        16,614      8,558          -          -
Series B Preferred Stock . . . . . . . . . . . . . .      4,777             -          -          -          -
Total stockholders' equity . . . . . . . . . . . . .     61,749        49,601     34,757      8,998     24,681

_______________________________

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

     From 1990 to 1996 we acquired 3-D seismic data in 28 plays, seven basins and seven states. In 1997 and 1998 we invested $64 million on 3-D seismic data and acreage in selected plays where we were experiencing attractive 3-D delineated drilling economics and repeatability. In 1999, we modified our business strategy to recognize the inherent value of our 3-D delineated prospect inventory and to provide significant improvement in our financial and operating results. This business strategy includes the following elements:

     - Focus the majority of capital resources in our five focus plays to generate growth in proved reserves, production volumes and cash flow.

     - Continue to grow our inventory of high potential exploration prospects through our technical staff's internal generation of such prospects.

     - Enhance our project returns by attempting to retain operational control over all phases of our exploration and development activities.

     - Allocate a higher percentage of drilling capital toward the development of our prior discoveries.

     - Accelerate the development of our exploration and development prospect inventory by increasing our drilling expenditures.

     - Enhance our return on capital and our cash margins by growing production, resulting in reduced per unit discretionary cash costs.

     As a result of this strategy, we have accomplished the following for the three-year period ended December 31, 2002:

     - An increase in our net proved reserves from 95 Bcfe to 121 Bcfe, a compound annual growth rate of 13%.

     - An increase in our average daily production volumes from 18.3 Mmcfed to 27.8 Mmcfed, a compound annual growth rate of 23%.

     - An increase in our EBITDA, from $9.5 million to $24.6 million, representing a compound annual growth rate of 38%. An increase in our revenues from $19.2 million to $35.2 million, a compound annual growth rate of 35%. See "-Other Matters-Reconciliation of Non-GAAP Measures".

     - An all sources finding cost for the three-year period ended December 31, 2002 of $1.31 per Mcfe.

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

     In March 2003, we replaced our senior credit facility with a new senior credit facility. The new senior credit facility provides for a maximum commitment of $80 million in the form of a revolving bank credit facility, has an initial borrowing base of $70 million and matures in March 2006. As of the closing date of the facility, we had $56 million in outstanding borrowings under the new senior credit facility. See "-Liquidity and Capital Resources-Senior Credit Facility".

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

     A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders' equity. Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date. No assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly. See "-Risk Factors-Exploratory Drilling Is A Speculative Activity Involving Numerous Risks And Uncertain Costs; We are Dependent On Exloratory Drilling Activities", "-Risk Factors-Maintaining Reserves And Revenues In The Future Depends On Successful Exploration And Development" and "-Risk Factors-We Are Subject To Uncertainties In Reserve Estimates and Futures Net Cash Flows".

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

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data for the periods presented.

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                 2002     2001     2000
                                                -------  -------  -------
Production (in thousands):
  Natural gas (MMcf) . . . . . . . . . . . . .   5,791    6,766    4,431
  Oil (MBbls). . . . . . . . . . . . . . . . .     701      468      362
  Natural gas equivalent (MMcfe) . . . . . . .   9,996    9,573    6,600
  % Natural gas. . . . . . . . . . . . . . . .      58%      71%      67%
Average sales prices per unit (After hedging)
  Natural gas (per Mcf). . . . . . . . . . . .  $ 3.21   $ 3.11   $ 1.94
  Oil (per Bbl). . . . . . . . . . . . . . . .   23.55    24.05    29.17
  Natural gas equivalent (per Mcfe). . . . . .    3.51     3.37     2.90
Costs and expenses per Mcfe:
  Lease operating. . . . . . . . . . . . . . .  $ 0.38   $ 0.36   $ 0.32
  Production taxes . . . . . . . . . . . . . .    0.20     0.16     0.27
  General and administrative . . . . . . . . .    0.50     0.38     0.47
  Depletion of oil and natural gas properties.    1.46     1.38     1.20

Overview

     For the year ended December 31, 2002, we had a net loss to common stockholders of $576,000, or $0.04 per diluted share, on total revenues of $35.2 million compared to net income of $9.2 million, or $0.44 per diluted share (as restated, refer to Note 10 to the Consolidated Financial Statements) on revenue of $32.5 million for the year ended December 31, 2001, and net income of $16.3 million, or $1.01 per diluted share, on revenue of $19.2 million for the year ended December 31, 2000. Net income in 2002 included $384,000 in non-cash gains related to changes in the fair-market value of derivative contracts that did not qualify for hedge accounting treatment. This non-cash gain was partially offset by a $121,000 non-cash loss for ineffective hedging transactions. Net income in 2001 was significantly enhanced by $9.7 million in non-cash gains related to changes in the fair-market value of derivative contracts that did not qualify for hedge accounting treatment. Net income in 2000 was significantly enhanced by a $32.3 million gain on the refinancing of our senior subordinated debt and was partially offset by a non-cash loss of $8.9 million related to changes in the fair-market value of derivative contracts that did not qualify for hedge accounting treatment.


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

                                                       2002    2001    2000
                                                      ------  ------  ------
                                                          (IN THOUSANDS)
Lease operating expense, excluding ad valorem taxes.  $3,148  $3,015  $1,886
Ad valorem taxes . . . . . . . . . . . . . . . . . .     611     471     253
                                                      ------  ------  ------
  Total lease operating expenses . . . . . . . . . .  $3,759  $3,486  $2,139
                                                      ======  ======  ======

                                                           ($PER MCFE)
Lease operating expense per unit of production:
Lease operating expense, excluding ad valorem taxes.  $ 0.32  $ 0.31  $ 0.28
Ad valorem taxes . . . . . . . . . . . . . . . . . .    0.06    0.05    0.04
                                                      ------  ------  ------
  Total lease operating expenses . . . . . . . . . .  $ 0.38  $ 0.36  $ 0.32
                                                      ======  ======  ======

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

     Net interest expense. Net interest expense for 2002 was $6.2 million compared to $6.7 million in 2001 and $9.9 million in 2000.

                                                         2002      2001      2000
                                                       --------  --------  --------
                                                              (IN THOUSANDS)
Interest on outstanding indebtedness(1) . . . . . . .  $ 5,878   $ 7,081   $10,327
Commitment fees . . . . . . . . . . . . . . . . . . .        3        29        43
Amortization of deferred loan and debt issuance cost.    1,191     1,372     1,283
Amortization of debt discount . . . . . . . . . . . .        -         -       673
Other general interest expense. . . . . . . . . . . .       44        47       352
Capitalized interest expense. . . . . . . . . . . . .     (878)   (1,848)   (2,772)
                                                       --------  --------  --------
  Net interest expense. . . . . . . . . . . . . . . .  $ 6,238   $ 6,681   $ 9,906
                                                       ========  ========  ========
Weighted average debt outstanding . . . . . . . . . .  $95,562   $90,646   $97,424
Average interest rate on outstanding indebtedness(2).      6.2%      7.8%     10.6%

_______________________________
(1) Includes $1.1 million, $721,000 and $4.6 million in interest expense on our subordinated notes that was paid in kind through the issuance of additional debt in lieu of cash, for 2002, 2001 and 2000, respectively.

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

     Gain on refinancing of senior subordinated notes. In November 2000, we repurchased all of our debt and equity securities held by affiliates of Enron North America at a substantial discount. With a portion of the proceeds from two new financing transactions, we repurchased all of the Enron Affiliates' interests, which included (i) $51.2 million of senior subordinated notes due 2003 (which bore interest at annual rates of 12% to 14%) and associated accrued interest obligations, (ii) warrants to purchase an aggregate of one million shares of our common stock at $2.43 per share, and (iii) 1,052,632 shares of common stock, for total cash consideration of $20 million. As a result of the repurchase of the senior subordinated notes due 2003 at a discount to the principal amount outstanding, we recorded a gain of $32.3 million in the fourth quarter of 2000. There were no similar items during 2002 or 2001.


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

Cash  Flows  Provided  (Used)  By  Operating  Activities

                                                         2002     2001      2000
                                                        -------  -------  ---------
                                                               (IN THOUSANDS)
Operating cash flow before changes in working capital.  $20,010  $18,097  $  8,581
Changes in working capital . . . . . . . . . . . . . .    8,963      825  $(13,216)
                                                        -------  -------  ---------
Net cash flow provided (used) by operating activities.  $28,973  $18,922  $ (4,635)
                                                        =======  =======  =========

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

Cash  Flows  Used  By  Investing  Activities

                                              2002     2001     2000
                                             -------  -------  -------
                                                  (IN THOUSANDS)
Net cash flow used by investing activities   $27,206  $33,571  $26,071
                                             =======  =======  =======

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

Cash  Flows  Provided  By  Financing  Activities

                                                  2002    2001     2000
                                                 ------  -------  -------
                                                      (IN THOUSANDS)
Net cash flow provided by financing activities   $8,439  $18,924  $28,801
                                                 ======  =======  =======

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

Capital  Expenditures

                                                         2002      2001      2000
                                                       --------  --------  --------
                                                              (IN THOUSANDS)
Drilling. . . . . . . . . . . . . . . . . . . . . . .  $19,800   $27,209   $18,461
Land and G&G. . . . . . . . . . . . . . . . . . . . .    3,751     2,750     4,585
Capitalized G&A and interest. . . . . . . . . . . . .    5,657     6,050     6,300
Proceeds from participants and sales. . . . . . . . .   (1,524)     (397)   (4,002)
                                                       --------  --------  --------
  Total capital expenditures on oil & gas properties.  $27,684   $35,612   $25,344
                                                       --------  --------  --------
Other property and equipment. . . . . . . . . . . . .      249       241       135
                                                       --------  --------  --------
  Total capital expenditures. . . . . . . . . . . . .  $27,933   $35,853   $25,479
                                                       ========  ========  ========

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

                                                                       PAYMENTS DUE BY YEAR
                                                     --------------------------------------------------------
                                                        TOTAL
                                                     OUTSTANDING   2003   2004-2005   2006-2007   THEREAFTER
                                                     ------------  -----  ----------  ----------  -----------
Senior credit facility . . . . . . . . . . . . . . . $     60,000  $   -  $   60,000  $        -  $         -
Subordinated notes facility. . . . . . . . . . . . .       21,797      -      21,797           -            -
Non-cancelable operating leases. . . . . . . . . . .        3,983    885       1,770       1,328            -
Manditorily redeemable, Series A preferred stock(a).       35,303      -           -           -       35,303
Manditorily redeemable, Series B preferred stock(b).       10,025      -           -           -       10,025
                                                     ------------  -----  ----------  ----------  -----------
Total Contractual Cash Obligations . . . . . . . . . $    131,108  $ 885  $   83,567  $    1,328  $    45,328
                                                     ============  =====  ==========  ==========  ===========

_______________________________
(a) CSFB Private Equity can use $29.2 million of this Series A preferred stock to pay the warrant exercise price to purchase 6,666,667 shares of our common stock for $3.00 per share and 2,105,263 shares of our common stock for $4.35 per share. If the price of our common stock trades above $5.00 per share for 60 consecutive trading days, we can require CSFB Private Equity to exercise the warrants to purchase 6,666,667 shares of our common stock for $3.00 per share. If the price of our common stock averages above $6.525 for 60 consecutive trading days, we can require CSFB Private Equity to exercise the warrants to purchase 2,105,263 shares of our common stock for $4.35 per share. If we require CSFB Private Equity to exercise either of these warrants, we will be required to use the proceeds from the exercise to retire Series A preferred stock. The Series A preferred stock is redeemable at our option at 100% or 101% of the stated value (depending upon certain conditions) at anytime prior to maturity.

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

                                                                        2002      2001      2000
                                                                      --------  --------  --------
                                                                            (IN THOUSANDS)
Operating Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,435   $10,025   $ 3,647
Depletion, depreciation and amortization . . . . . . . . . . . . . .   15,034    13,888     8,540
Non-cash compensation expense. . . . . . . . . . . . . . . . . . . .      596         -         -
Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . .      119       264       108
Cash settlements on derivatives not qualifying for hedge accounting
  Treatment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (559)   (1,492)     (620)
Amortization of deferred loss on derivative instruments. . . . . . .        -         -       280
Cash portion of other income/(expense) . . . . . . . . . . . . . . .      (14)        -         -
                                                                      --------  --------  --------
EBITDA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,611   $22,685   $11,955
                                                                      ========  ========  ========

Derivative Instruments

     Our results of operations and operating cash flow are impacted by changes in market prices for oil and gas. We believe the use of derivative instruments, although not free of risk, allows us to reduce our exposure to oil and natural gas sales price fluctuations and thereby achieve a more predictable cash flow. While the use of derivative instruments limits the downside risk of adverse price movements, their use may also limit future revenues from favorable price movements. Moreover, our hedging arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time. See "-Risk Factors-Our Hedging Transactions May Not Prevent Losses" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

Environmental and Other Regulatory Matters

     Our business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and marketing of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although we believe that we are in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect our financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to us, compliance has not had a material adverse effect on our earnings or competitive position. Future regulations may add to the cost of, or significantly limit, drilling activity. See "-Risk Factors-We Are Subject To Various Governmental Regulations And Environmental Risks" and "Item 1. Business-Governmental Regulation" and "Item 1. Business-Environmental Matters".

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

     We may also be required to alter our capitalization significantly to accommodate future exploration, development or acquisition activities. These changes in capitalization may significantly alter our leverage and dilute the equity interests of existing stockholders. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our future performance will not be harmed by such economic conditions and financial, business and other factors. See "-Liquidity and Capital Resources".

We Have Substantial Capital Requirements

     We make and will continue to make substantial capital expenditures in our exploration and development projects. While we believe that our cash flow from operations, remaining availability under our new senior credit facility and 2003 beginning cash balance should allow us to finance our planned operations through 2003 based on current conditions and expectations, additional financing could be required in the future to fund our exploration and development activities. We cannot assure you that we will be able to secure additional financing on reasonable terms or at all, or that financing will continue to be available to us under our existing or new financing arrangements. Without additional capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer. See "-Liquidity and Capital Resources".

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

Our Hedging Transactions May Not Prevent Losses

     In an attempt to reduce our sensitivity to energy price volatility, we use swap and collar hedging arrangements that generally result in a fixed price or a range of minimum and maximum price limits over a specified monthly time period. If we do not produce our oil and natural gas reserves at rates equivalent to our hedged position, we would be required to satisfy our obligations under hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. This situation occurred during portions of 2000, due in part to our sale of certain producing reserves in mid-1999. As a result, our cash flow was significantly reduced in 2000. Because the terms of our hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation and marketing costs to delivery points, substantial differences between the hedged prices and actual results could harm our anticipated profit margins and our ability to manage the risk associated with fluctuations in oil and natural gas prices. Hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. We could be financially harmed if the other party to the hedging contracts proves unable or unwilling to perform its obligations under such contracts. See "-Other Matters-Derivative Instruments" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

     -    blowouts, cratering and explosions; and

     -    pipeline ruptures and spills.

     Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others. See "Item 1. Business-Operating Hazards and Uninsured Risks".

We May Not Have Enough Insurance To Cover Some Operating Risks

     We maintain insurance coverage against some, but not all, potential losses in order to protect against operating hazards. We may elect to self-insure if our management believes that the cost of insurance, although available, is excessive relative to the risks presented. We generally maintain insurance for the hazards and risks inherent in drilling for and producing and transporting oil and natural gas and believe this insurance is adequate. If an event occurs that is not covered, or not fully covered, by insurance, it could harm our financial condition and results of operations. In addition, we cannot fully insure against pollution and environmental risks. See "Item 1. Business-Operating Hazards and Uninsured Risks".

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

We Have Historical Operating Losses And Our Future Results May Vary

     We cannot assure you that we will be profitable in the future. At December 31, 2002, we had an accumulated deficit of $24.4 million and total stockholders' equity of $61.7 million. We have recognized the following annual net losses since 1995: $1.6 million in 1995, $450,000 in 1996, $1.1 million (including a net $1.2 million non-cash deferred income tax charge incurred in connection with our conversion from a partnership to a corporation) in 1997, $33.3 million (including a $25.9 million non-cash write-down in the carrying value of our oil and natural gas properties) in 1998, and $21.6 million (including a $12.2 million non-cash loss on the sale of oil and natural gas properties) in 1999. See "Item 6. Selected Financial Data".

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

We  Are  Subject To Uncertainties In Reserve Estimates And Future Net Cash Flows

     There is substantial uncertainty in estimating quantities of proved reserves and projecting future production rates and the timing of development expenditures. No one can measure underground accumulations of oil and natural gas in an exact way. Accordingly, oil and natural gas reserve engineering requires subjective estimations of those accumulations. Estimates of other engineers might differ widely from those of our independent petroleum engineers. Accuracy of reserve estimates depends on the quality of available data and on engineering and geological interpretation and judgment. Our independent petroleum engineers may make material changes to reserve estimates based on the results of actual drilling, testing, and production. As a result, our reserve estimates often differ from the quantities of oil and natural gas we ultimately recover. Also, we make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. See "Item 2. Properties-Oil and Natural Gas Reserves".

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

     Many of our competitors have financial and other resources substantially in excess of those available to us. This highly competitive environment could harm our business. See "Item 1. Business-Competition".

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

     Our operations are subject to complex environmental laws and regulations adopted by federal, state and local governmental authorities. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. The discharge of natural gas, oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation. We cannot be certain that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our results of operations and financial condition. See "Item 1. Business-Governmental Regulation" and "Item 1. Business-Environmental Matters".

Our Business May Suffer If We Lose Key Personnel

     We have assembled a team of geologists and geophysicists who have considerable experience in applying 3-D imaging technology to explore for and to develop oil and natural gas. We depend upon the knowledge, skills and experience of these experts to provide 3-D imaging and to assist us in reducing the risks associated with our participation in oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Ben M. Brigham, our Chief Executive Officer, President and Chairman of the Board. We have an employment agreement with Ben M. Brigham, but do not have an employment agreement with any of our other employees. We have key man life insurance on Mr. Brigham in the amount of $2 million. If we lose the services of our key management personnel or technical experts, or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We cannot assure you that we will be successful in attracting and retaining such executives, geophysicists, geologists and engineers. See "Item 1. Business-Exploration and Development Staff" and "Executive Officers of the Registrant".

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

(b) The following reports on Form 8-K were filed by Brigham during the last quarter of the period covered by this Annual Report on Form 10-K:

     (1) Filed November 8, 2002 on Item 5. Other Events (Regarding third quarter 2002 operational and financial results)

     (2) Filed December 27, 2002 on Item 5. Other Events (Regarding adoption of Rule 10b 5-1 (c) plans by certain officers)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of June 10, 2003.

                BRIGHAM EXPLORATION COMPANY
                By:                  /s/ Ben M. Brigham
                    ------------------------------------------------------------
                                        Ben M. Brigham
                    Chief Executive Officer, President and Chairman of the Board

                                 CERTIFICATIONS

     I, Bud M. Brigham, Chief Executive Officer of Brigham Exploration Company (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Brigham Exploration Company;

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

Date: June 10, 2003

/s/ Bud M. Brigham
-----------------------------------
Bud M. Brigham
Chief Executive Officer, President
and Chairman of the Board

                                 CERTIFICATIONS

     I, Eugene B. Shepherd, Jr., Chief Financial Officer of Brigham Exploration Company, (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Brigham Exploration Company;

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

Date: June 10, 2003

/s/ Eugene B. Shepherd, Jr.
-----------------------------------
Eugene B. Shepherd, Jr.
Chief Financial Officer

                           BRIGHAM EXPLORATION COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 . . . . .  F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 . . . . .  F-7
Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8

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
Dallas,  Texas

                                              BRIGHAM EXPLORATION COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                                    ---------------------
                                                                                                       2002       2001
                                                                                                    ----------  ---------
                                                     ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  15,318   $  5,112
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,361      9,113
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,643      2,410
                                                                                                    ----------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,322     16,635
                                                                                                    ----------  ---------
Oil and natural gas properties, using the full cost method of accounting
  Unproved. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,403     35,908
  Proved. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     229,991    203,803
  Accumulated depletion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (102,414)   (87,820)
                                                                                                    ----------  ---------
                                                                                                      164,980    151,891
                                                                                                    ----------  ---------
Other property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,234      1,331
Deferred loan fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,391      3,166
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         132         52
                                                                                                    ----------  ---------
                                                                                                    $ 202,059   $173,075
                                                                                                    ==========  =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  14,486   $  8,146
  Royalties payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,508        145
  Accrued drilling costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,727      1,969
  Participant advances received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,955        158
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,334      4,515
                                                                                                    ----------  ---------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,010     14,933
                                                                                                    ----------  ---------
Senior credit facility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,000     75,000
Senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,797     16,721
Other noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         186        206
Commitments and contingencies
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value,
  2,250,000 shares authorized, 1,765,132 and 1,630,692 shares issued and outstanding at December
  31, 2002 and 2001, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,540     16,614
Series B Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value,
  1,000,000 shares authorized, 501,226 shares issued and outstanding at December 31, 2002 . . . .       4,777          -
Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 and 1,000,000
    shares are designated as Series A and Series B, respectively. . . . . . . . . . . . . . . . .           -          -
  Common stock, $.01 par value, 50 million shares authorized, 20,618,161 and 17,127,650 shares issued and 19,479,979 and 16,016,113 shares outstanding at December 31, 2002 and 2001,
    respectivelyc        206        171
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,436     80,466
  Treasury stock, at cost; 1,138,182 and 1,111,537 shares at December 31, 2002 and 2001,
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,282)    (4,165)
  Unearned stock compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (212)      (494)
  Accumulated other comprehensive (loss) income . . . . . . . . . . . . . . . . . . . . . . . . .      (3,047)       351
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (24,352)   (26,728)
                                                                                                    ----------  ---------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      61,749     49,601
                                                                                                    ----------  ---------
                                                                                                    $ 202,059   $173,075
                                                                                                    ==========  =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                         BRIGHAM EXPLORATION COMPANY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                          ----------------------------
                                                                                            2002      2001      2000
                                                                                          --------  --------  --------
Revenues:
  Oil and natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $35,100   $32,293   $19,143
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76       255        69
                                                                                          --------  --------  --------
                                                                                           35,176    32,548    19,212
                                                                                          --------  --------  --------
Costs and expenses:
  Lease operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,759     3,486     2,139
  Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,977     1,511     1,786
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,971     3,638     3,100
  Depletion of oil and natural gas properties . . . . . . . . . . . . . . . . . . . . .    14,594    13,211     7,920
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .       440       677       620
                                                                                          --------  --------  --------
                                                                                           25,741    22,523    15,565
                                                                                          --------  --------  --------
      Operating income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,435    10,025     3,647
                                                                                          --------  --------  --------
Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       119       264       108
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,238)   (6,681)   (9,906)
  Debt conversion expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (630)        -         -
  Gain on refinancing of senior subordinated notes. . . . . . . . . . . . . . . . . . .         -         -    32,267
  Other income (expense). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (310)    8,080    (9,504)
                                                                                          --------  --------  --------
                                                                                           (7,059)    1,663    12,965
                                                                                          --------  --------  --------
Income before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,376    11,688    16,612
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -         -
                                                                                          --------  --------  --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,376    11,688    16,612
Less accretion and dividends on redeemable preferred stock. . . . . . . . . . . . . . .     2,952     2,450       275
                                                                                          --------  --------  --------
Net income (loss) available to common stockholders. . . . . . . . . . . . . . . . . . .   $  (576)  $ 9,238   $16,337
                                                                                          ========  ========  ========

Net income (loss) per share available to common stockholders:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (0.04)  $  0.58   $  1.01
                                                                                          ========  ========  ========
                                                                                                    RESTATED-
                                                                                                    NOTE 10
                                                                                                    --------
  Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (0.04)  $  0.44   $  1.01
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

                                                   BRIGHAM EXPLORATION COMPANY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (IN THOUSANDS)


                                                                                                    ACCUMULATED
                                         COMMON STOCK       ADDITIONAL              UNEARNED          OTHER             TOTAL
                                    ----------------------   PAID IN    TREASURY      STOCK        COMPREHENSIVE     ACCUMULATED
                                       SHARES     AMOUNTS    CAPITAL     STOCK     COMPENSATION       INCOME           DEFICIT
                                    ------------  --------  ----------  --------  ---------------  --------------  ---------------
Balance, December 31, 1999 . . . .        14,518  $    145  $  64,171   $     -   $         (290)  $           -   $      (55,028)
Net income . . . . . . . . . . . .             -         -          -         -                -               -           16,612
Exercise of employee stock options             8         -         19         -                -               -                -
Issuance of common stock . . . . .         2,195        22      4,166         -                -               -                -
Issuance of restricted stock . . .           309         3      1,137         -           (1,140)              -                -
Issuance of stock options. . . . .             -         -        185         -             (185)              -                -
Forfeiture of stock options. . . .             -         -        (60)        -               10               -                -
Issuance of warrants . . . . . . .             -         -     13,910         -                -               -                -
Cancellation of warrants . . . . .             -         -     (4,979)        -                -               -                -
Amortization of unearned stock
  compensation . . . . . . . . . .             -         -          -         -              284               -                -
Purchase of treasury stock . . . .             -         -          -    (3,950)               -               -                -
In kind dividends on Series A
  mandatorily redeemable Preferred
  Stock. . . . . . . . . . . . . .             -         -       (267)        -                -               -                -
Accretion on Series A mandatorily
  redeemable Preferred Stock . . .             -         -         (8)        -                -               -                -
                                    ------------  --------  ----------  --------  ---------------  --------------  ---------------
Balance, December 31, 2000 . . . .        17,030       170     78,274    (3,950)          (1,321)              -          (38,416)
Comprehensive income (loss):
  Net income . . . . . . . . . . .             -         -          -         -                -               -           11,688
  Cumulative effect (loss) on
    adoption of SFAS 133 . . . . .             -         -          -         -                -         (11,800)               -
  Unrealized gain on cash flow
    hedges . . . . . . . . . . . .             -         -          -         -                -          12,151                -

  Comprehensive income

Exercise of employee stock options            97         1        251         -                -               -                -
Forfeitures of employee stock
  options. . . . . . . . . . . . .             -         -       (115)        -               31               -                -
Forfeitures of restricted stock. .             -         -          6      (148)             121               -                -
Purchases of restricted stock. . .             -         -          -       (67)               -               -                -
Issuance of warrants . . . . . . .             -         -      4,500         -                -               -                -
In kind dividends on Series A
  mandatorily redeemable Preferred
  Stock. . . . . . . . . . . . . .             -         -     (2,347)        -                -               -                -
Accretion on Series A mandatorily
  redeemable Preferred Stock . . .             -         -       (103)        -                -               -                -
Amortization of unearned stock
  compensation . . . . . . . . . .             -         -          -         -              675               -                -
                                    ------------  --------  ----------  --------  ---------------  --------------  ---------------
Balance, December 31, 2001 . . . .        17,127       171     80,466    (4,165)            (494)            351          (26,728)


                                        TOTAL
                                    STOCKHOLDERS'
                                        EQUITY
                                    -------------

Balance, December 31, 1999 . . . .  $      8,998
Net income . . . . . . . . . . . .        16,612
Exercise of employee stock options            19
Issuance of common stock . . . . .         4,188
Issuance of restricted stock . . .             -
Issuance of stock options. . . . .             -
Forfeiture of stock options. . . .           (50)
Issuance of warrants . . . . . . .        13,910
Cancellation of warrants . . . . .        (4,979)
Amortization of unearned stock
  compensation . . . . . . . . . .           284
Purchase of treasury stock . . . .        (3,950)
In kind dividends on Series A
  mandatorily redeemable Preferred
  Stock. . . . . . . . . . . . . .          (267)
Accretion on Series A mandatorily
  redeemable Preferred Stock . . .            (8)
                                    -------------
Balance, December 31, 2000 . . . .        34,757
Comprehensive income (loss):
  Net income . . . . . . . . . . .        11,688
  Cumulative effect (loss) on
    adoption of SFAS 133 . . . . .       (11,800)
  Unrealized gain on cash flow
    hedges . . . . . . . . . . . .        12,151
                                    -------------
  Comprehensive income . . . . . .        12,039
                                    -------------
Exercise of employee stock options           252
Forfeitures of employee stock
  options. . . . . . . . . . . . .           (84)
Forfeitures of restricted stock. .           (21)
Purchases of restricted stock. . .           (67)
Issuance of warrants . . . . . . .         4,500
In kind dividends on Series A
  mandatorily redeemable Preferred
  Stock. . . . . . . . . . . . . .        (2,347)
Accretion on Series A mandatorily
  redeemable Preferred Stock . . .          (103)
Amortization of unearned stock
  compensation . . . . . . . . . .           675
                                    -------------
Balance, December 31, 2001 . . . .        49,601

                                                 BRIGHAM EXPLORATION COMPANY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                       (IN THOUSANDS)

                                                                                                            ACCUMULATED
                                        COMMON STOCK          ADDITIONAL                   UNEARNED            OTHER
                                  -------------------------    PAID IN       TREASURY        STOCK         COMPREHENSIVE
                                     SHARES       AMOUNTS      CAPITAL        STOCK       COMPENSATION         INCOME
                                  ------------  -----------  ----------  --------------  ----------------  --------------
Balance, December 31, 2001 . . .        17,127          171     80,466          (4,165)             (494)            351
Comprehensive income (loss):
  Net income . . . . . . . . . .             -            -          -               -                 -               -
  Unrealized loss on cash flow
    hedges . . . . . . . . . . .             -            -          -               -                 -          (3,519)
  Net losses included in net
    income . . . . . . . . . . .             -            -          -               -                 -             121

    Comprehensive income
      (loss)

Exercise of employee stock
options. . . . . . . . . . . . .           133            1        295               -                 -               -
Expiration of employee stock
  options. . . . . . . . . . . .             -            -        (46)              -                 -               -
Forfeitures of restricted stock.             -            -         (1)            (41)               15               -
Revision of terms of employee
  stock options. . . . . . . . .             -            -        596               -                 -               -
Repurchases of common stock. . .             -            -          -             (76)                -               -
Issuance of warrants . . . . . .             -            -      4,605               -                 -               -
Warrants exercised for common
  stock. . . . . . . . . . . . .           244            2        623               -                 -               -
Common stock issued in
  exchange for warrants and
  convertible debt rights. . . .           550            6        (56)              -                 -               -
Debt converted to common
  stock. . . . . . . . . . . . .         2,564           26      9,906               -                 -               -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock. . . . . . . .             -            -     (2,689)              -                 -               -
Accretion on Series A
  mandatorily redeemable
  preferred stock. . . . . . . .             -            -       (238)              -                 -               -
In kind dividends on Series B
  mandatorily redeemable
  preferred stock. . . . . . . .             -            -        (24)              -                 -               -
Accretion on Series B
  mandatorily redeemable
  preferred stock. . . . . . . .             -            -         (1)              -                 -               -
Amortization of unearned stock
  compensation . . . . . . . . .             -            -          -               -               267               -
                                  ------------  -----------  ----------  --------------  ----------------  --------------
Balance, December 31, 2002 . . .        20,618  $       206  $  93,436   $      (4,282)  $          (212)  $      (3,047)
                                  ============  ===========  ==========  ==============  ================  ==============

                                                      TOTAL
                                    ACCUMULATED    STOCKHOLDERS'
                                      DEFICIT         EQUITY
                                  ---------------  -------------
Balance, December 31, 2001 . . .         (26,728)        49,601
Comprehensive income (loss):
  Net income . . . . . . . . . .           2,376          2,376
  Unrealized loss on cash flow
    hedges . . . . . . . . . . .               -         (3,519)
  Net losses included in net
    income . . . . . . . . . . .               -            121
                                                   -------------
    Comprehensive income
      (loss)                                             (1,022)
                                                   -------------
Exercise of employee stock
options. . . . . . . . . . . . .               -            296
Expiration of employee stock
  options. . . . . . . . . . . .               -            (46)
Forfeitures of restricted stock.               -            (27)
Revision of terms of employee
  stock options. . . . . . . . .               -            596
Repurchases of common stock. . .               -            (76)
Issuance of warrants . . . . . .               -          4,605
Warrants exercised for common
  stock. . . . . . . . . . . . .               -            625
Common stock issued in
  exchange for warrants and
  convertible debt rights. . . .               -            (50)
Debt converted to common
  stock. . . . . . . . . . . . .               -          9,932
In kind dividends on Series A
  mandatorily redeemable
  preferred stock. . . . . . . .               -         (2,689)
Accretion on Series A
  mandatorily redeemable
  preferred stock. . . . . . . .               -           (238)
In kind dividends on Series B
  mandatorily redeemable
  preferred stock. . . . . . . .               -            (24)
Accretion on Series B
  mandatorily redeemable
  preferred stock. . . . . . . .               -             (1)
Amortization of unearned stock
  compensation . . . . . . . . .               -            267
                                  ---------------  -------------
Balance, December 31, 2002 . . .  $      (24,352)  $     61,749
                                  ===============  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                            BRIGHAM EXPLORATION COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              2002       2001       2000
                                                                            ---------  ---------  ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,376   $ 11,688   $ 16,612
  Adjustments to reconcile net income to cash provided (used) by operating activities:
    Depletion of oil and natural gas properties. . . . . . . . . . . . . .    14,594     13,211      7,920
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .       440        677        620
    Interest paid through issuance of additional senior subordinated notes     1,076        721      4,575
    Amortization of deferred loan fees . . . . . . . . . . . . . . . . . .     1,191      1,372      1,283
    Amortization of discount on senior subordinated notes. . . . . . . . .         -          -        673
    Amortization of deferred loss on derivative instruments. . . . . . . .         -          -        280
    Market value adjustment for derivative instruments . . . . . . . . . .      (263)    (9,666)     8,885
    Gain on refinancing of senior subordinated notes . . . . . . . . . . .         -          -    (32,267)
    Loss on investment in Brigham Duke LLC . . . . . . . . . . . . . . . .         -         94          -
    Stock option compensation expense. . . . . . . . . . . . . . . . . . .       596          -          -
    Changes in working capital and other items:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .    (2,248)       164     (4,332)
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . .    (4,534)    (1,550)      (262)
      Accounts and royalties payable . . . . . . . . . . . . . . . . . . .    10,703       (920)    (7,290)
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . .     5,060      3,188     (1,354)
      Noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .         2         13         54
      Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . .       (20)       (70)       (32)
                                                                            ---------  ---------  ---------
        Net cash provided (used) by operating activities . . . . . . . . .    28,973     18,922     (4,635)
                                                                            ---------  ---------  ---------
Cash flows from investing activities:
  Additions to oil and natural gas properties. . . . . . . . . . . . . . .   (27,696)   (34,532)   (28,910)
  Proceeds from sale of oil and natural gas properties . . . . . . . . . .       871        397      3,938
  Additions to other property and equipment. . . . . . . . . . . . . . . .      (249)      (396)      (162)
  (Increase) decrease in drilling advances paid. . . . . . . . . . . . . .      (132)       960       (937)
                                                                            ---------  ---------  ---------
        Net cash used by investing activities. . . . . . . . . . . . . . .   (27,206)   (33,571)   (26,071)
                                                                            ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .         -          -      4,188
  Proceeds from issuance of preferred stock and warrants . . . . . . . . .     9,356      9,838     20,060
  Proceeds from issuance of senior subordinated notes and warrants . . . .     4,000      9,000      7,000
  Proceeds from exercise of employee stock options . . . . . . . . . . . .       296        252         19
  Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . .       625          -          -
  Fees paid due to common stock exchange for warrants. . . . . . . . . . .       (50)         -          -
  Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . .       (76)       (67)         -
  Increase in senior credit facility . . . . . . . . . . . . . . . . . . .         -          -     19,000
  Repayment of senior credit facility. . . . . . . . . . . . . . . . . . .    (5,000)         -          -
  Principal payments on senior subordinated notes. . . . . . . . . . . . .         -          -    (20,354)
  Principal payments on capital lease obligations. . . . . . . . . . . . .       (28)       (99)      (210)
  Deferred loan fees paid. . . . . . . . . . . . . . . . . . . . . . . . .      (684)         -       (902)
                                                                            ---------  ---------  ---------
        Net cash provided by financing activities. . . . . . . . . . . . .     8,439     18,924     28,801
                                                                            ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .    10,206      4,275     (1,905)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .     5,112        837      2,742
                                                                            ---------  ---------  ---------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . .  $ 15,318   $  5,112   $    837
                                                                            =========  =========  =========

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Furniture and fixtures . . . . . . . . . . . . . . .  10 years
Machinery and equipment. . . . . . . . . . . . . . .   5 years
3-D seismic interpretation workstations and software   3 years

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

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

                                                         2002      2001     2000
                                                       --------  ---------  -----
Balance, beginning of year. . . . . . . . . . . . . .  $   351   $      -   $   -
  Cumulative effect of adoption of SFAS No. 133 . . .        -    (11,800)      -
  Current period settlements reclassified to earnings    1,847      9,646       -
  Current period change in fair value of hedges . . .   (5,366)     2,505       -
  Net losses included in earnings . . . . . . . . . .      121          -       -
                                                       --------  ---------  -----
Balance, end of year. . . . . . . . . . . . . . . . .  $(3,047)  $    351   $   -
                                                       ========  =========  =====

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

amended by SFAS 148, Brigham's net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been the pro forma amounts indicated below:

                                                                           2002     2001     2000
                                                                          -------  -------  -------
Net income available to common stockholders
(in thousands):
  As reported . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (576)  $9,238   $16,337
  Add back: Stock compensation expense previously included in net income     101      295       124
  Effect of total employee stock-based compensation expense, determined
    under fair value method for all awards. . . . . . . . . . . . . . .     (513)    (347)    1,009
                                                                          -------  -------  -------
  Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (988)  $9,186   $17,470
                                                                          =======  =======  =======

Net income per share:
  Basic:
    As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(0.04)  $ 0.58   $  1.01
    Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (0.06)    0.57      1.08
  Diluted:
    As reported. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(0.04)  $ 0.44   $  1.01
    Pro forma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (0.06)    0.44      1.08

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New  Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Brigham adopted this standard as required on January 1, 2003. The following pro forma data summarizes Brigham's net income
(loss) and net income (loss) per share for the years ended December 31 2002, 2001 and 2000 as if Brigham had adopted the provisions of SFAS 143 on January 1, 2000. The pro forma asset retirement obligation as of January 1, 2000 was $1.2 million.

                                                                          2002            2001           2000
                                                                    ----------------  ------------  ---------------
                                                                        (In thousands, except per share amounts)

Pro forma asset retirement obligation. . . . . . . . . . . . . . .  $         1,931   $     1,678   $        1,398
                                                                    ================  ============  ===============

Net income (loss), as reported . . . . . . . . . . . . . . . . . .  $          (576)  $     9,238   $       16,337
Pro forma adjustments to reflect retroactive adoption of SFAS 143.              283           269              255
Pro forma adjustments to reflect accretion expense . . . . . . . .             (130)         (111)             (94)
                                                                    ----------------  ------------  ---------------
Pro forma net income (loss). . . . . . . . . . . . . . . . . . . .  $          (423)  $     9,396   $       16,498
                                                                    ================  ============  ===============

Net income (loss) per share:
  Basic - as reported. . . . . . . . . . . . . . . . . . . . . . .  $         (0.04)  $      0.58   $         1.01
                                                                    ================  ============  ===============
  Basic - pro forma. . . . . . . . . . . . . . . . . . . . . . . .  $         (0.03)  $      0.59   $         1.02
                                                                    ================  ============  ===============

  Diluted - as reported. . . . . . . . . . . . . . . . . . . . . .  $         (0.04)  $      0.44   $         1.01
                                                                    ================  ============  ===============
  Diluted - pro forma. . . . . . . . . . . . . . . . . . . . . . .  $         (0.03)  $      0.45   $         1.02
                                                                    ================  ============  ===============

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

4.  PROPERTY  AND  EQUIPMENT

     Property and equipment, at cost, are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                        ---------------------
                                                           2002       2001
                                                        ----------  ---------
Oil and natural gas properties . . . . . . . . . . . .  $ 267,394   $239,711
Accumulated depletion. . . . . . . . . . . . . . . . .   (102,414)   (87,820)
                                                        ----------  ---------
                                                          164,980    151,891
                                                        ----------  ---------
Other property and equipment:
  3-D seismic interpretation workstations and software      2,445      2,307
  Office furniture and equipment . . . . . . . . . . .      2,337      2,225
  Accumulated depreciation . . . . . . . . . . . . . .     (3,548)    (3,201)
                                                        ----------  ---------
                                                            1,234      1,331
                                                        ----------  ---------
                                                        $ 166,214   $153,222
                                                        ==========  =========

     Brigham capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in oil and natural gas properties over

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY  AND  EQUIPMENT  (CONTINUED)

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

5.  SENIOR  CREDIT  FACILITY  AND  SENIOR  SUBORDINATED  NOTES


                               DECEMBER 31,
                            ----------------
                             2002     2001
                            -------  -------

Senior Credit Facility . .  $60,000  $75,000
Senior Subordinated Notes.   21,797   16,721
                            -------  -------
Total Debt . . . . . . . .  $81,797  $91,721
  Less: Current Maturities        -        -
                            -------  -------
  Total Long-Term Debt . .  $81,797  $91,721
                            =======  =======

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR  CREDIT  FACILITY  AND  SENIOR  SUBORDINATED  NOTES  (CONTINUED)

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

     The following table details the warrant position and convertible debt rights that were extinguished or converted as a result of the these transactions:

                                                           EXERCISE
                                                            PRICE     # SHARES
                                                          ----------  ---------
10 million of Convertible Notes . . . . . . . . . . . .   $     3.90  2,564,102
10 million of Convertible Notes . . . . . . . . . . . .   $     6.00  1,666,667
10 million of Convertible Notes . . . . . . . . . . . .   $     8.00  1,250,000
Warrants issued with Senior Subordinated Notes Facility   $     3.00  1,250,000
                                                                      ---------
                                                                      6,730,769
                                                                      =========

     As further discussed in Note 6, Brigham issued 500,000 shares of Series B preferred stock and 2.3 million warrants to purchase Brigham's common stock for net proceeds of $9.4 million. In addition, Brigham used $5.0 million of the net proceeds from the Series B preferred offering to repay outstanding indebtedness under its senior credit facility.

     In March 2003, Brigham replaced its senior credit facility with a new senior credit facility that provides for a maximum $80 million in commitments, an initial borrowing base of $70 million and matures in March 2006. As of the closing date of the facility, Brigham had $56 million in outstanding borrowings under the new senior credit facility. Borrowings under the new senior credit facility are secured by substantially all of Brigham's oil and natural gas properties and other tangible assets and bear interest at either the base rate of Societe Generale or LIBOR, at Brigham's option, plus a margin that varies according to facility usage. Interest is paid quarterly. The collateral value and borrowing base are redetermined periodically. The unused portion of the committed borrowing base is subject to an annual commitment fee of 0.50%.

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

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SENIOR  CREDIT  FACILITY  AND  SENIOR  SUBORDINATED  NOTES  (CONTINUED)

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

     At January 1, 2000, Brigham had a subordinated notes agreement with $41.3 million total outstanding and warrants issued to the notes holders to purchase one million shares of common stock at an exercise price of $3.50 per share. In February 2000, in connection with an amendment to the agreement, the exercise price on the warrants was reduced to $2.43 per share. Brigham issued an additional $4.6 million in subordinated notes as payment in kind of interest for the year ended December 31, 2000. In November 2000, these subordinated notes and warrants were purchased by Brigham for $20 million resulting in a gain of $32.3 million, net of transaction costs of $1.7 million.

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

     The Series A Preferred Stock has a par value of $.01 per share and a stated value of $20 per share. The Series A Preferred Stock is cumulative and pays dividends quarterly at a rate of 6% per annum of the stated value if paid in cash or 8% per annum of the stated value if paid in kind ("PIK") through the issuance of additional Series A Preferred Stock in lieu of cash. At Brigham's option, up to 100% of the dividend payments on the Series A Preferred Stock can be paid by the issuance of PIK

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PREFERRED  STOCK  (CONTINUED)

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

     Brigham had 1,765,132 and 1,630,692 shares of Series A Preferred Stock issued and outstanding with a redemption value of $35.3 million and $32.6 million at December 31, 2002 and 2001, respectively. For the year ended December 31, 2002 and 2001, Brigham issued an additional 134,440 and 130,692 shares, respectively, of Series A Preferred Stock as PIK dividends.

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

     The Series B Preferred Stock ranks in parity with the Series A Preferred Stock and senior as to dividend, redemption and liquidation rights to all other classes and series of capital stock of Brigham authorized on the date of issuance, or to any other class or series of capital stock issued while any

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PREFERRED  STOCK  (CONTINUED)

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

8.  CAPITAL  LEASE  OBLIGATIONS

     Property  under  capital leases consists of the following (in thousands):

                                                      DECEMBER 31,
                                                      -------------
                                                      2002    2001
                                                      -----  ------
3-D seismic interpretation workstations and software  $   -  $  45
Office furniture and equipment . . . . . . . . . . .      -    167
                                                      -----  ------
                                                          -    212
Accumulated depreciation and amortization. . . . . .      -   (175)
                                                      -----  ------
                                                      $   -  $  37
                                                      =====  ======

     There are no obligations under capital leases as of December 31, 2002.

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  INCOME  TAXES

     The  provision for income taxes consists of the following (in thousands):

                                                             YEAR ENDED DECEMBER
                                                                     31,
                                                             -------------------
                                                            2002   2001   2000
                                                            -----  -----  -----
Current income taxes:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . .  $   -  $   -  $   -
  State. . . . . . . . . . . . . . . . . . . . . . . . . .      -      -      -
Deferred income taxes:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . .      -      -      -
  State. . . . . . . . . . . . . . . . . . . . . . . . . .      -      -      -
                                                            $   -  $   -  $   -

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                        2002     2001      2000
                                                       ------  --------  --------
Tax at statutory rate . . . . . . . . . . . . . . . .  $ 832   $ 4,091   $ 5,814
Add the effect of:
Nondeductible expenses  . . . . . . . . . . . . . . .    223         4        12
Deductible stock compensation . . . . . . . . . . . .   (110)       (9)        -
Valuation allowance . . . . . . . . . . . . . . . . .   (945)   (4,086)   (5,826)
                                                       ------  --------  --------
                                                       $   -   $     -   $    -
                                                       ======  ========  ========

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   INCOME  TAXES  (CONTINUED)

     The components of deferred income tax assets and liabilities are as follows (in thousands):


                                           DECEMBER 31,
                                       --------------------
                                         2002       2001
                                       ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards. .  $ 34,814   $ 31,085
  Capital loss carryforwards. . . . .     1,001        438
  Stock compensation. . . . . . . . .       808        745
  Gas imbalances. . . . . . . . . . .       698        445
  Unrealized hedging losses . . . . .     1,066          -
  Other . . . . . . . . . . . . . . .        32          7
                                       ---------  ---------
                                         38,419     32,720
                                       ---------  ---------

Deferred tax liability:
  Depreciable and depletable property   (29,544)   (24,058)
  Derivative liabilities. . . . . . .      (325)      (233)
                                       ---------  ---------
                                        (29,869)   (24,291)
                                       ---------  ---------
  Net deferred tax asset. . . . . . .     8,550      8,429
  Valuation allowance . . . . . . . .    (8,550)    (8,429)
                                       ---------  ---------
                                       $      -   $      -
                                       =========  =========

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

     At December 31, 2002, Brigham has regular tax NOLs of approximately $99.5 million. Additionally, Brigham has approximately $84.9 million of alternative minimum tax ("AMT") NOLs available as a deduction against future AMT income. The NOLs expire from 2012 through 2022. The

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  INCOME  TAXES  (CONTINUED)

value of these NOLs depends on the ability of Brigham to generate taxable income. A summary of our NOLs follows:



                              REGULAR    AMT
                               NOLS     NOLS
                             --------  -------
Expiration Date:
  December 31, 2012 . . . .  $ 13,327  $ 8,703
  December 31, 2018 . . . .    26,411   23,170
  December 31, 2019 . . . .    20,806   20,196
  December 31, 2020 . . . .    12,512    7,587
  December 31, 2021 . . . .    19,116   18,440
  December 31, 2022 . . . .     7,298    6,799
                             --------  -------
                             $ 99,470  $84,895
                             ========  =======

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

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      2002     2001     2000
                                                    --------  -------  -------
                                                             RESTATED
Basic EPS:
    Income (loss) available to common stockholders  $  (576)  $ 9,238  $16,337
                                                    ========  =======  =======

    Common shares outstanding. . . . . . . . . . .   16,138    15,988   16,241
                                                    ========  =======  =======

  Basic EPS. . . . . . . . . . . . . . . . . . . .  $ (0.04)  $  0.58  $  1.01
                                                    ========  =======  =======

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  NET  INCOME  (LOSS)  PER  SHARE  (CONTINUED)

                                                                          YEAR ENDED DECEMBER 31,
                                                                        --------------------------
                                                                          2002     2001     2000
                                                                        --------  -------  -------
                                                                                  RESTATED
Diluted EPS:
  Income (loss) available to common stockholders . . . . . . . . . . .  $  (576)  $ 9,238  $16,337
  Adjustments for assumed conversions:
    Interest on convertible debt . . . . . . . . . . . . . . . . . . .        -       826        -
    Dividends and accretion on mandatorily redeemable preferred stock.        -     2,364        -
                                                                        --------  -------  -------
                                                                              -     3,190        -
                                                                        --------  -------  -------
    Income (loss) available to common stockholders-diluted . . . . . .  $  (576)  $12,428  $16,337
                                                                        ========  =======  =======

  Common shares outstanding. . . . . . . . . . . . . . . . . . . . . .   16,138    15,988   16,241
  Effect of dilutive securities:
    Convertible debt . . . . . . . . . . . . . . . . . . . . . . . . .        -     2,564        -
    Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       926        -
    Mandatorily redeemable preferred stock . . . . . . . . . . . . . .        -     8,426        -
    Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .        -       301        -
                                                                        --------  -------  -------
  Potentially dilutive common shares . . . . . . . . . . . . . . . . .        -    12,217        -
                                                                        --------  -------  -------
    Adjusted common shares outstanding-diluted . . . . . . . . . . . .   16,138    28,205   16,241
                                                                        ========  =======  =======
  Diluted EPS (as restated for 2001-see below) . . . . . . . . . . . .  $ (0.04)  $  0.44  $  1.01
                                                                        ========  =======  =======

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

     RESTATEMENT-Diluted earnings per share for 2001 have been restated (downward) to appropriately reflect the impact of Brigham's convertible debt, mandatorily redeemable preferred stock and associated warrants. The revised calculations utilize the "if-converted" method, as the holders can

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  NET  INCOME  (LOSS)  PER  SHARE  (CONTINUED)

exercise the warrants either by paying cash or tendering the related convertible debt or mandatorily redeemable preferred stock.

                             QUARTER                YEAR TO DATE
                    -------------------------  -----------------------
                     AS REPORTED    RESTATED   AS REPORTED   RESTATED
                    -------------  ----------  ------------  ---------
March 31, 2001. . . $       0.02   $    0.02   $       0.02  $    0.02
June 30, 2001 . . . $       0.46   $    0.30   $       0.51  $    0.36
September 30, 2001. $       0.17   $    0.13   $       0.67  $    0.49
December 31, 2001 . $      (0.15)  $   (0.15)  $       0.54  $    0.44

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

     On July 11, 2002, an employee of a contractor on Brigham's Burkhart #1-R location, Matagorda County, Texas, was involved in a fatal accident. The United States Department of Labor Occupational

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. CONTINGENCIES, COMMITMENTS AND FACTORS WHICH MAY AFFECT FUTURE OPERATIONS (CONTINUED)

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

Operating  Lease  Commitments

     Brigham leases office equipment and space under operating leases expiring at various dates. The noncancelable term of the lease for Brigham's office space expires in 2007 with an option to renew for an additional five years. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 2002 are as follows (in thousands):

2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 885
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   885
2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   885
2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   885
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   443
                                                             -----
                                                             3,983
                                                             =====

     Future minimum rental payments are not reduced by minimum sublease rental income of approximately $13,000 due in 2003 under noncancelable subleases.

     Rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $868,000, $731,000 and $805,000, respectively.

Major  Purchasers

     The following purchasers accounted for 10% or more of Brigham's oil and natural gas sales for the years ended December 31, 2002, 2001 and 2000:

                                           2002   2001   2000
                                           -----  -----  -----
Purchaser A . . . . . . . . . . . . . .      19%    45%    36%
Purchaser B . . . . . . . . . . . . . .       -     15%    20%
Purchaser C . . . . . . . . . . . . . .      15%     -      -
Purchaser D . . . . . . . . . . . . . .      11%     -      -

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. CONTINGENCIES, COMMITMENTS AND FACTORS WHICH MAY AFFECT FUTURE OPERATIONS (CONTINUED)

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

NATURAL  GAS  DERIVATIVE  CONTRACTS

     The following table sets forth Brigham's outstanding natural gas hedging contracts and the weighted average NYMEX prices for those contracts as of December 31, 2002:

                       FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                      QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                      --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (MMbtu) . .   832,500   591,500   460,000   322,000       549,851
  Price per MMBtu. .  $   3.63  $   3.32  $   3.50  $   3.73  $       3.54

     The following table sets forth the natural gas hedging contracts Brigham entered subsequent to December 31, 2002 and the weighted average NYMEX prices for those contracts:

                       FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                      QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                      --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (MMbtu) . .         -   227,500   138,000    92,000       114,692
  Price per MMBtu. .  $      -  $   5.21  $   5.08  $   5.12  $       5.15
2003-Floors
  Volume (MMbtu) . .         -   150,000   460,000   460,000       187,912
  Price per MMBtu. .  $      -  $   4.50  $   4.50  $   4.50  $       4.50
2004-Swap Contracts
  Volume (MMbtu) . .   295,750   227,500   138,000    92,000       187,912
  Price per MMBtu. .  $   4.96  $   4.25  $   4.18  $   4.36  $       4.53

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES  (CONTINUED)

OIL  DERIVATIVE  CONTRACTS

     The following table sets forth Brigham's outstanding oil hedging contracts and the weighted average NYMEX prices for those contracts as of December 31, 2002:

                           FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                          QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                          --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (Bbl) . . . . .    67,500    50,050    55,200    41,400        53,471
  Price per Bbl. . . . .  $  25.29  $  24.28  $  23.77  $  23.21  $      24.26
2003-Collars
  Volume (Bbl) . . . . .    22,500    22,750         -         -
  Ceiling price per Bbl.  $  22.56  $  22.56  $      -  $      -
  Floor price per Bbl. .  $  18.00  $  18.00  $      -  $      -

     The following table sets forth the oil hedging contracts Brigham entered subsequent to December 31, 2002 and the weighted average NYMEX prices for those contracts:

                       FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                      QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                      --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (Bbl) . . .         -    11,375         -         -         2,836
  Price per Bbl. . .  $      -  $  29.33  $      -  $      -  $      29.33
2004-Swap Contracts
  Volume (Bbl) . . .    29,575    20,475    13,800     9,200        18,145
  Price per Bbl. . .  $  25.35  $  24.52  $  23.91  $  23.80  $      24.65

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

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES  (CONTINUED)

excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three year period ended December 31, 2002:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                  2002    2001    2000
                                                                 ------  ------  ------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $ 3.21  $ 3.11  $ 1.94
  Average price per Mcf realized (excluding hedging results). .  $ 3.33  $ 4.29  $ 4.06
  Decrease in revenue (in thousands). . . . . . . . . . . . . .  $  712  $8,001  $9,400
OIL
  Average price per Bbl as reported (including hedging results)  $23.55  $24.05  $29.17
  Average price per Bbl realized (excluding hedging results). .  $25.17  $24.38  $29.47
  Decrease in revenue (in thousands). . . . . . . . . . . . . .  $1,135  $  153  $  107

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  STOCK  BASED  COMPENSATION  (CONTINUED)

     The following table summarizes activity under the incentive plan for each of the three years ended December 31, 2002:

                                                          WEIGHTED AVERAGE
                                            SHARES         EXERCISE PRICE
                                       -----------------  ----------------
Options outstanding December 31, 1999         1,519,726   $          4.47
  Options granted . . . . . . . . . .           793,500              2.83
  Options forfeited or cancelled. . .          (898,112)            (5.57)
  Options exercised . . . . . . . . .            (8,000)            (5.11)
                                       -----------------
Options outstanding December 31, 2000         1,407,114              2.89
  Options granted . . . . . . . . . .           546,500              3.44
  Options forfeited or cancelled. . .          (239,369)            (3.48)
  Options exercised . . . . . . . . .           (97,474)            (2.59)
                                       -----------------
Options outstanding December 31, 2001         1,616,771              3.00
  Options granted . . . . . . . . . .           475,000              4.12
  Options forfeited or cancelled. . .          (177,129)            (3.25)
  Options exercised . . . . . . . . .          (132,507)            (2.23)
                                       -----------------
Options outstanding December 31, 2002         1,782,135   $          3.34
                                       =================

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

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------  -------------------------------
                     NUMBER         WEIGHTED-          NUMBER
                 OUTSTANDING AT      AVERAGE          WEIGHTED-     EXERCISABLE AT     WEIGHTED-
                  DECEMBER 31,      REMAINING          AVERAGE       DECEMBER 31,       AVERAGE
EXERCISE PRICE        2002       CONTRACTUAL LIFE  EXERCISE PRICE        2002       EXERCISE PRICE
---------------  --------------  ----------------  ---------------  --------------  ---------------

1.55 to $1.83           181,500         4.1 years  $          1.83         105,000  $          1.83
2.38 to 3.41            869,635         5.0 years             2.48         414,293             2.64
3.61 to 5.19            719,000         5.7 years             4.07         129,300             3.75
6.31 to 14.38            12,000         2.8 years             6.98           9,533             7.16
                 --------------                                     --------------
1.55 to $14.38        1,782,135         5.2 years  $          3.34         658,126  $          2.79
                 ==============                                     ==============

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  STOCK  BASED  COMPENSATION  (CONTINUED)

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

16.  RELATED  PARTY  TRANSACTIONS

     During the years ended December 31, 2002, 2001 and 2000, Brigham incurred costs of approximately $1.1 million, $0.4 million and $0.1 million, respectively, in fees for land acquisition services performed by a company owned by a brother of Brigham's President and Chief Executive Officer and its Executive Vice President-Land and Administration. Other participants in Brigham's 3-D seismic projects reimbursed Brigham for a portion of these amounts. At December 31, 2002 and 2001, Brigham had recorded a liability in accounts payable of approximately $0 and $30,000, respectively, related to services performed by this company.

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

     On March 1, 2002, Brigham ended an agreement to sell substantially all of its crude production to a single company, and began utilizing a broader range of purchasers. In April 2002, Brigham began selling a portion of its oil production to Citation Crude Marketing, Inc. based on an evaluation of terms and capabilities offered by several companies. Brigham's Executive Vice President and CFO and

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

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

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                                2002     2001    2000
                                                                               -------  ------  ------
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,974  $4,257  $3,894
Noncash investing and financing activities:
  Increase in current liabilities for deferred loan fees to be paid in future        -     200       -
  Increase in deferred loan fees for issuance of warrants . . . . . . . . . .        -       -   2,400
  Dividends and accretion on mandatorily redeemable preferred stock . . . . .    2,952   2,450     275
  Conversion of senior credit facility to common stock. . . . . . . . . . . .   10,000       -       -

18.  OTHER  ASSETS  AND  LIABILITIES

     Other current assets consist of the following (in thousands):

                                     DECEMBER 31,
                                    --------------
                                     2002    2001
                                    ------  ------
Gas imbalance receivables . . . . . $3,656  $1,537
Deposits. . . . . . . . . . . . . .  1,909       -
Other . . . . . . . . . . . . . . .  1,078     873
                                    ------  ------
                                    $6,643  $2,410
                                    ======  ======

     Deposits are amounts held by Brigham's derivative counterparty.

     Other current liabilities consist of the following (in thousands):

                                     DECEMBER 31,
                                    --------------
                                    2002     2001
                                   -------  ------
Gas imbalance liabilities . . . .  $ 5,650  $2,717
Derivative liabilities. . . . . .    3,168     384
Other . . . . . . . . . . . . . .    1,516   1,414
                                   -------  ------
                                   $10,334  $4,515
                                   =======  ======

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

                          BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  OIL  AND  NATURAL  GAS  EXPLORATION  AND  PRODUCTION  ACTIVITIES

Costs  Incurred  and  Capitalized  Costs

     The costs incurred in oil and natural gas acquisition, exploration and development activities follow (in thousands):

                                      DECEMBER 31,
                              ----------------------------
                                2002      2001      2000
                              --------  --------  --------
Costs incurred for the year:
  Exploration. . . . . . . .  $12,693   $18,210   $14,238
  Property acquisition . . .    3,213     3,437     2,540
  Development. . . . . . . .   13,301    14,353    12,555
  Proceeds from participants     (703)     (135)      (40)
                              --------  --------  --------
                              $28,504   $35,865   $29,293
                              ========  ========  ========

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

                           DECEMBER 31,
                      ---------------------   PRIOR
                       2002    2001    2000   YEARS     TOTAL
                      ------  ------  -----  -------  -------
Property acquisition  $  682  $  565  $ 195  $11,990  $13,432
Exploration. . . . .   1,406     418     77   19,838   21,739
Capitalized interest     516     405     15    1,296    2,232
                      ------  ------  -----  -------  -------
  Total. . . . . . .  $2,604  $1,388  $ 287  $33,124  $37,403
                      ======  ======  =====  =======  =======

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

Oil  and  Natural  Gas  Reserve  Data

     The following tables present Brigham's estimates of its proved oil and natural gas reserves. Brigham emphasizes reserves are approximates and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, there can be no assurance that the reserves set forth herein

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. OIL AND NATURAL GAS RESERVES AND RELATED FINANCIAL DATA (UNAUDITED) (CONTINUED)

will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. A substantial portion of the reserve balances was estimated utilizing the volumetric method, as opposed to the production performance method.

                                               NATURAL
                                                 GAS       OIL
                                                (MMCF)   (MBBLS)
                                               --------  -------
Proved reserves at December 31, 1999. . . . .   65,457    3,027
  Revisions of previous estimates . . . . . .       83     (554)
  Extensions, discoveries and other additions   17,058      758
  Production. . . . . . . . . . . . . . . . .   (4,431)    (361)
                                               --------  -------
Proved reserves at December 31, 2000. . . . .   78,167    2,870
  Revisions of previous estimates . . . . . .   (1,959)     351
  Extensions, discoveries and other additions   22,554    1,101
  Sales of minerals-in-place. . . . . . . . .   (3,402)    (106)
  Production. . . . . . . . . . . . . . . . .   (6,766)    (468)
                                               --------  -------
Proved reserves at December 31, 2001. . . . .   88,594    3,748
  Revisions of previous estimates . . . . . .     (824)     (31)
  Extensions, discoveries and other additions   18,005      599
  Sales of minerals-in-place. . . . . . . . .     (556)      (8)
  Production. . . . . . . . . . . . . . . . .   (5,791)    (701)
                                               --------  -------
Proved reserves at December 31, 2002. . . . .   99,428    3,607
                                               ========   ======

Proved developed reserves at December 31:
  2000. . . . . . . . . . . . . . . . . . . .   39,271    1,802
  2001. . . . . . . . . . . . . . . . . . . .   38,633    2,609
  2002. . . . . . . . . . . . . . . . . . . .   42,161    2,330

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

Standardized  Measure  of Discounted Future Net Cash Inflows and Changes Therein

     The following table presents a standardized measure of discounted future net cash inflows (in thousands) relating to proved oil and natural gas reserves. Future cash flows were computed by applying year-end prices of oil and natural gas relating to Brigham's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. OIL AND NATURAL GAS RESERVES AND RELATED FINANCIAL DATA (UNAUDITED) (CONTINUED)

may vary considerably, and the standardized measure does not necessarily represent the fair value of Brigham's oil and natural gas reserves.

                                                                    DECEMBER 31,
                                                          ---------------------------------
                                                             2002       2001        2000
                                                          ----------  ---------  ----------
Future cash inflows                                       $ 601,081   $301,201   $ 899,819
Future development and production costs                    (131,357)   (84,413)   (154,295)
Future income tax expense                                  (104,724)   (34,062)   (216,342)
                                                          ----------  ---------  ----------
Future net cash inflows                                     365,000    182,726     529,182
10% annual discount for estimated timing of cash flows     (125,302)   (61,802)   (169,954)
                                                          ----------  ---------  ----------
Standardized measure of discounted future net cash flows  $ 239,698   $120,924   $ 359,228
                                                          ==========  =========  ==========

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

     Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                    2002        2001        2000
                                                                  ---------  ----------  ----------
Beginning of period. . . . . . . . . . . . . . . . . . . . . . .  $120,924   $ 359,228   $ 113,546
  Sales of oil and natural gas produced, net of production costs   (31,475)    (27,296)    (15,218)
  Development costs incurred . . . . . . . . . . . . . . . . . .     8,625       8,310       5,308
  Extensions and discoveries . . . . . . . . . . . . . . . . . .    60,872      41,278     295,239
  Sales of minerals-in-place . . . . . . . . . . . . . . . . . .    (1,064)    (22,476)          -
  Net change of prices and production costs. . . . . . . . . . .   136,808    (322,047)    175,018
  Change in future development costs . . . . . . . . . . . . . .    (8,000)    (15,956)      6,990
  Changes in production rates and other. . . . . . . . . . . . .   (17,003)    (29,545)    (83,322)
  Revisions of quantity estimates. . . . . . . . . . . . . . . .    (2,876)    (22,676)    (12,262)
  Accretion of discount. . . . . . . . . . . . . . . . . . . . .    14,681      49,766      11,447
  Change in income taxes . . . . . . . . . . . . . . . . . . . .   (41,794)    102,338    (137,518)
                                                                  ---------  ----------  ----------
End of period. . . . . . . . . . . . . . . . . . . . . . . . . .  $239,698   $ 120,924   $ 359,228
                                                                  =========  ==========  ==========

                           BRIGHAM EXPLORATION COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                           YEAR ENDED DECEMBER 31, 2002
                                 ------------------------------------------------
                                  QUARTER 1   QUARTER 2   QUARTER 3    QUARTER 4
                                 -----------  ----------  ----------  -----------
Revenue . . . . . . . . . . . .  $    6,444   $    8,786  $    9,449  $   10,497
Operating income. . . . . . . .       1,016        2,278       3,424       2,717
Net income (loss) . . . . . . .      (1,332)          61         989        (294)
Net income (loss) per share:
  Basic . . . . . . . . . . . .  $    (0.08)  $     0.00  $     0.06  $    (0.02)
  Diluted . . . . . . . . . . .  $    (0.08)  $     0.00  $     0.06  $    (0.02)


                                           YEAR ENDED DECEMBER 31, 2001
                                 ------------------------------------------------
                                  QUARTER 1    QUARTER 2   QUARTER 3   QUARTER 4
                                 -----------  ----------  ----------  -----------
Revenue . . . . . . . . . . . .  $    7,043   $   10,504  $    8,871  $    6,130
Operating income (loss) . . . .       2,425        4,876       3,296        (572)
Net income (loss) . . . . . . .         424        8,327       2,947      (2,460)
Net income (loss) per share:
  Basic . . . . . . . . . . . .  $     0.03   $     0.52  $     0.18  $    (0.15)
  Diluted*. . . . . . . . . . .  $     0.02   $     0.30  $     0.13  $    (0.15)

     ________________________________
     * As discussed further in Note 10, the diluted earnings per share data for 2001 Quarter 2 and 3 have been restated.

                                INDEX TO EXHIBITS


Exhibit No.  Description
-----------  -----------

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

3.2          Certificates of Amendment to Certificate of Incorporation (filed as
             Exhibit 3.1.1 to Brigham's Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)

3.3 Bylaws (filed as Exhibit 3.2 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

4.1 Bylaws (filed as Exhibit 3.2 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

4.2 Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham's Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)

4.3 Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)

4.4 Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.1 Amended and Restated Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated December 30, 1997 by and among Brigham, Inc., Brigham Holdings I, L.L.C. and Brigham Holdings II, L.L.C. (filed as Exhibit 10.1.4 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.2 Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter (filed as Exhibit 10.4 to Brigham's Registration Statement on Form S-1 (Registration No. 33-53873) and incorporated herein by reference)

10.3 Letter agreement, dated as of March 20, 2000, setting forth amendments effective January 1, 2000, to the Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter (filed as Exhibit 10.5.1 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.4 Employment Agreement, by and between Brigham Exploration Company and Ben M. Brigham (filed as Exhibit 10.7 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.5 Form of Confidentiality and Noncompete Agreement between the Registrant and each of its executive officers (filed as Exhibit
             10.8 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.6 1997 Incentive Plan of Brigham Exploration Company as amended through April 9, 2003 (filed as Appendix B to Brigham's Definitive Proxy Statement on Schedule 14-A on May 7, 2003 and incorporated herein by reference)

10.7 Form of Option Agreement for certain executive officers (filed as Exhibit 10.9.1 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.8 Form of Restricted Stock Agreement for certain executive officers dated as of October 27, 2000 (filed as Exhibit 10.8.2 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.9 Incentive Bonus Plan dated as of February 28, 1997 of Brigham, Inc. and Brigham Oil & Gas, L.P. (filed as Exhibit 10.10 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.10 Two Bridgepoint Lease Agreement, dated September 30, 1996, by and between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.11        First Amendment to Two Bridge Point Lease Agreement dated April
             11, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.1 to Brigham's Registration Statement on Form S-1 (Registration No. 333-53873) and incorporated herein by reference)

10.12        Second Amendment to Two Bridge Point Lease Agreement dated
             October 13, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.2 to Brigham's Registration Statement on Form S-1 (Registration No. 333-53873) and incorporated herein by reference)

10.13 Letter dated April 17, 1998 exercising Right of First Refusal to Lease "3rd Option Space" (filed as Exhibit 10.9.3 to Brigham's Registration Statement on Form S-1 (Registration No. 333-53873) and incorporated herein by reference)

10.14 Agreement and Assignment of Interest, West Bradley Project, dated September 1, 1995, by and between Aspect Resources Limited Liability Company and Brigham Oil & Gas, L.P. (filed as Exhibit
             10.21 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.15 Agreement and Assignment of Interests in lands located in Grady County, Oklahoma, West Bradley Project, dated December 1, 1995, by and between Aspect Resources Limited Liability Company, Brigham Oil & Gas, L.P. and Venture Acquisitions, L.P. (filed as Exhibit 10.22 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.16 Agreement and Assignment of Interests, West Bradley Project, dated December 1, 1995, by and between Aspect Resources Limited Liability Company and Brigham Oil & Gas, L.P. (filed as Exhibit
             10.23 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.17 Form of Indemnity Agreement between the Registrant and each of its executive officers (filed as Exhibit 10.28 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.18 Registration Rights Agreement dated February 26, 1997 by and among Brigham Exploration Company, General Atlantic Partners III L.P., GAP-Brigham Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham, Harold D. Carter, Craig M. Fleming, David T. Brigham and Jon L. Glass (filed as Exhibit 10.29 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.19 1997 Director Stock Option Plan, as amended through April 9, 2003 (filed as Appendix A to Brigham's Definitive Proxy Statement on
             Schedule 14-A filed May 7, 2003 and incorporated herein by reference)

10.20        Form of Employee Stock Ownership Agreement (filed as Exhibit
             10.31 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.21 Agreement and Assignment of Interest in Geophysical Exploration Agreement, Esperson Dome Project, dated November 1, 1994, by and between Brigham Oil & Gas, L.P. and Vaquero Gas Company (filed as
             Exhibit 10.33 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.22 Proposed Trade Structure, RIMCO/Tigre Project, Vermillion Parish, Louisiana, among Brigham Oil & Gas, L.P., Tigre Energy Corporation and Resource Investors Management Company (filed as Exhibit 10.36 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.23 Letter relating to Proposed Trade Structure, RIMCO/Tigre Project, dated January 31, 1997, from Resource Investors Management Company to Brigham Oil & Gas, L.P. (filed as Exhibit 10.36 to Brigham's Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

10.24        Agreement dated March 6, 2000 by and between RIMCO Production
             Co., Tigre Energy Corporation and Brigham Oil & Gas, L.P. regarding modifications to the Proposed Trade Structure, RIMCO/Tigre Project, dated January 31, 1997 (filed as Exhibit 10.31.2 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

10.25 Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers (filed as
             Exhibit 10.3 to Brigham's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein)

10.26 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Bank of Montreal (filed as Exhibit 10.4 to Brigham's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein)

10.27 Warrant Agreement for the Purchase of Common Stock dated as of July 19, 1999 by and between Brigham Exploration Company and Societe Generale, Southwest Agency (filed as Exhibit 10.5 to Brigham's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein)

10.28 First Amendment to Warrant Agreement dated as of February 17, 2000 between Brigham Exploration Company and Bank of Montreal (filed as Exhibit 10.4 to Brigham's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.29        First Amendment to Warrant Agreement dated as of February 17,
             2000 between Brigham Exploration Company and Societe Generale, Southwest Agency (filed as Exhibit 10.5 to Brigham's Current Report on Form 8-K filed February 29, 2000 and incorporated herein by reference).

10.30 Joint Development Agreement, dated as of February 10, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC. (filed as Exhibit 10.65 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.31 First Amendment, dated as of May 10, 1999, to that certain Joint Development Agreement entered into effective as of February 10, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC. (filed as Exhibit 10.65.1 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.32 Acquisition and Participation Agreement, dated October 21, 1999, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC. (filed as Exhibit 10.65.2 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.33 Letter agreement, dated as of December 30, 1999, regarding amendments to Joint Development Agreement, dated as of February 10, 1999, as amended, by and between Brigham Oil & Gas, L.P. and Aspect Resources LLC. (filed as Exhibit 10.65.3 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

10.34        Letter agreement dated as of September 6, 1999 between Brigham
             Oil & Gas, L.P. and Brigham Land Management Company, Inc. regarding work to be performed within Brigham's Angelton Project. (filed as Exhibit 10.66 to Brigham's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.35 Securities Purchase Agreement dated as of November 1, 2000 between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP., (filed as Exhibit 10.9 to Brigham's Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

10.36 Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP. (filed as Exhibit 10.10 to Brigham's Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

10.37 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ MB Funding III, Inc. (filed as
             Exhibit 10.11 to Brigham's Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

10.38 Warrant Certificate dated as of November 1, 2000 by and between Brigham Exploration Company and DLJ ESC II, LP. (filed as Exhibit
             10.12 to Brigham's Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

10.39 Securities Purchase Agreement dated as of March 5, 2001 among Brigham Exploration Company, DLJ MB Funding III, Inc., DLJ Merchant Banking Partners III, LP, DLJ ESC II, LP and DLJ Offshore Partners III, CV (filed as Exhibit 10.70 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.40 First Amendment to Registration Rights Agreement, dated March 5, 2001, by and among Brigham Exploration Company, DLJMB Funding III, Inc., DLJ Merchant Banking Partners III, LP, DLJ ESC II, LP and DLJ Offshore Partners III, CV (filed as Exhibit 10.71 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.41 Warrant Certificate dated as of March 5, 2001 by and between Brigham Exploration Company and DLJMB Funding III, Inc. (filed as
             Exhibit 10.72 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.42 Warrant Certificate dated as of March 5, 2001 by and between Brigham Exploration Company and DLJ ESC II, LP. (filed as Exhibit
             10.73 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.43 Warrant Certificate dated as of March 5, 2001 by and between Brigham Exploration Company and DLJ Merchant Banking Partners III, LP. (filed as Exhibit 10.74 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.44 Warrant Certificate dated as of March 5, 2001 by and between Brigham Exploration Company and DLJ Offshore Partners III, CV(filed as Exhibit 10.75 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.45 Exchange Agreement, dated November 21, 2002 between Brigham Exploration Company, Brigham Oil & Gas, L.P. and Shell Capital Inc.

             (filed as Exhibit 10.47 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.46 Omnibus Agreement, dated November 21, 2002 between Brigham Exploration Company, Brigham Oil & Gas, L.P. and certain Credit Suisse First Boston entities (filed as Exhibit 10.48 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.47 Securities Purchase Agreement dated December 20, 2002 between Brigham Exploration Company and certain Credit Suisse First Boston entities (filed as Exhibit 10.49 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.48 Registration Rights Agreement dated December 20, 2002 between Brigham Exploration Company and Shell Capital Inc. (filed as
             Exhibit 10.50 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.49 Second Amendment to Registration Rights Agreement dated December 21, 2002 between Brigham Exploration Company and Credit Suisse First Boston entities (filed as Exhibit 10.51 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.50 Stockholders Voting Agreement, dated December 20, 2002 between Brigham Exploration Company, certain Credit Suisse First Boston entities, Ben M. and Anne L. Brigham, Harold D. Carter, General Atlantic Partners, III, L.P., GAP-Brigham Partners, L.P. GAP Co Investment Partners II, L.P., Aspect Resources, LLC and certain officers (filed as Exhibit 10.52 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.51 Second Amended and Restated Credit Agreement, dated March 21, 2003 between Brigham Oil & Gas, L.P., Soci t G n rale, The Royal Bank of Scotland plc and Bank of America, N.A. (filed as Exhibit
             10.53 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.52 Amended and Restated Subordinated Credit Agreement, dated March 21, 2003 between Brigham Oil & Gas, L.P. and The Royal Bank of Scotland plc (filed as Exhibit 10.54 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

21 Subsidiaries (filed as Exhibit 21 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

23.1 Consent of PricewaterhouseCoopers LLP, independent public accountants (filed as Exhibit 23.1 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

23.2+ Consent of PricewaterhouseCoopers LLP, independent public accountants

99.1+        Section 906 Certification by Ben M. Brigham.

99.2+        Section 906 Certification by Eugene B. Shepherd, Jr.

_______________

+            Filed herewith