Form 10-Q/A
period 2003-03-31
BRIGHAM EXPLORATION CO
filed 2003-06-12
CIK 1034755

--------------------------------------------------------------------------------
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A
                                (Amendment No. 1)

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
                            Yes   [ ]    No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                      Outstanding
                      -----                                      -----------
Common Stock, par value $.01 per share as of May 10, 2003        19,935,700

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed to amend the quarterly report on Form 10-Q of Brigham Exploration Company filed with the Securities and Exchange Commission on May 15, 2003 (the "Original Form 10-Q"). The purpose of this Amendment is to reclassify certain amounts within the changes in working capital and other items section of the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 to conform to classifications used in the current year presentation. Net cash provided by operating activities in the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 was not changed by this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

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

                                     BRIGHAM EXPLORATION COMPANY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2003          2002
                                                                              -----------  ------------
Revenues:
  Oil and natural gas sales                                                   $   14,639   $     6,434
  Other revenue                                                                       38            10
                                                                              -----------  ------------
                                                                                  14,677         6,444
                                                                              -----------  ------------
Costs and expenses:
  Lease operating                                                                    974           871
  Production taxes                                                                   938           353
  General and administrative                                                       1,139           964
  Depletion of oil and natural gas properties                                      4,102         3,137
  Depreciation and amortization                                                       97           103
  Accretion of discount on asset retirement obligations                               34             -
                                                                              -----------  ------------
                                                                                   7,284         5,428
                                                                              -----------  ------------
    Operating income                                                               7,393         1,016
                                                                              -----------  ------------
Other income (expense):
  Interest income                                                                     21            19
  Interest expense                                                                (1,282)       (1,421)
  Other income (expense)                                                             111          (248)
                                                                              -----------  ------------
                                                                                  (1,150)       (1,650)
                                                                              -----------  ------------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle                                                   6,243          (634)
Income taxes                                                                           -             -
                                                                              -----------  ------------
Income (loss) before cumulative effect of change in accounting principle           6,243          (634)
Cumulative effect of change in accounting principle                                  268             -
                                                                              -----------  ------------
Net income (loss)                                                                  6,511          (634)
Less accretion and dividends on redeemable preferred stock                           995           698
                                                                              -----------  ------------
Net income (loss) available to common stockholders                            $    5,516   $    (1,332)
                                                                              ===========  ============

Net income (loss) per share available to common stockholders:
  Basic
    Income (loss) before cumulative effect of change in accounting principle  $     0.27   $     (0.08)
    Cumulative effect of change in accounting principle                             0.01             -
                                                                              -----------  ------------
                                                                              $     0.28   $     (0.08)
                                                                              ===========  ============

  Diluted
    Income (loss) before cumulative effect of change in accounting principle  $     0.19   $     (0.08)
    Cumulative effect of change in accounting principle                             0.01             -
                                                                              -----------  ------------
                                                                              $     0.20   $     (0.08)
                                                                              ===========  ============

Weighted average shares outstanding:
  Basic                                                                           19,707        16,016
                                                                              ===========  ============
  Diluted                                                                         32,111        16,016
                                                                              ===========  ============


     The accompanying notes are an integral part of these consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            ACCUMULATED
                                   COMMON STOCK    ADDITIONAL                UNEARNED          OTHER
                                 ----------------   PAID IN    TREASURY       STOCK        COMPREHENSIVE    ACCUMULATED
                                 SHARES  AMOUNTS    CAPITAL     STOCK      COMPENSATION    INCOME (LOSS)      DEFICIT
                                 ------  --------  ---------  ----------  --------------  ---------------  -------------
Balance, December 31, 2002       20,618  $    206  $ 93,436   $  (4,282)  $        (212)  $       (3,047)  $    (24,352)
Comprehensive income:
  Net income                          -         -         -           -               -                -          6,511
  Unrealized gain on cash
    flow hedges                       -         -         -           -               -              128              -
  Net gains included in net
    income                            -         -         -           -               -             (111)             -
    Comprehensive income
Exercise of employee stock
  options                           172         2       430           -               -                -              -
Expiration of employee stock
  options                             -         -       (19)          -               -                -              -
Forfeitures of restricted stock       -         -         -         (10)              2                -              -
Warrants exercised for
  common stock                      248         2        (2)          -               -                -              -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock                     -         -      (696)          -               -                -              -
Accretion on Series A
  mandatorily redeemable
  preferred stock                     -         -       (92)          -               -                -              -
In kind dividends on Series B
  mandatorily redeemable
  preferred stock                     -         -      (198)          -               -                -              -
Accretion on Series B
  mandatorily redeemable
  preferred stock                     -         -        (9)          -               -                -              -
Amortization of unearned
  stock compensation                  -         -         -           -              47                -              -
                                 ------  --------  ---------  ----------  --------------  ---------------  -------------
Balance, March 31, 2003          21,038  $    210  $ 92,850   $  (4,292)  $        (163)  $       (3,030)  $    (17,841)
                                 ======  ========  =========  ==========  ==============  ===============  =============


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                 ---------------
Balance, December 31, 2002       $       61,749
Comprehensive income:
  Net income                              6,511
  Unrealized gain on cash
    flow hedges                             128
  Net gains included in net
    income                                 (111)
                                 ---------------
    Comprehensive income                  6,528
Exercise of employee stock
  options                                   432
Expiration of employee stock
  options                                   (19)
Forfeitures of restricted stock              (8)
Warrants exercised for
  common stock                                -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock                          (696)
Accretion on Series A
  mandatorily redeemable
  preferred stock                           (92)
In kind dividends on Series B
  mandatorily redeemable
  preferred stock                          (198)
Accretion on Series B
  mandatorily redeemable
  preferred stock                            (9)
Amortization of unearned
  stock compensation                         47
                                 ---------------
Balance, March 31, 2003          $       67,734
                                 ===============

    The accompanying notes are an integral part of these consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                     2003          2002
                                                                                  -----------  ------------
Cash flows from operating activities:
  Net income (loss)                                                               $    6,511   $      (634)
  Adjustments to reconcile net income to cash provided by operating activities:
     Depletion of oil and natural gas properties                                       4,102         3,137
     Depreciation and amortization                                                        97           103
     Interest paid through issuance of additional senior subordinated notes              296           227
     Amortization of deferred loan fees  and debt issuance costs                         253           286
     Market value adjustment for derivative instruments                                 (111)          251
     Accretion of discount on asset retirement obligations                                34             -
     Cumulative effect of change in accounting principle                                (268)            -
     Changes in working capital and other items:
        Accounts receivable                                                           (3,981)          966
        Other current assets                                                           1,318          (238)
        Accounts payable                                                               1,470          (609)
        Royalties payable                                                              2,947            86
        Participant advances received                                                   (594)          588
        Other current liabilities                                                      3,017          (143)
        Other noncurrent assets and liabilities                                          (29)           11
                                                                                  -----------  ------------
           Net cash provided by operating activities                                  15,062         4,031
                                                                                  -----------  ------------
Cash flows from investing activities:
  Additions to oil and natural gas properties                                         (8,921)       (4,909)
  Proceeds from sale of oil and natural gas properties                                   151             -
  Additions to other property and equipment                                              (98)          (91)
  Decrease in drilling advances paid                                                    (471)            -
                                                                                  -----------  ------------
           Net cash used by investing activities                                      (9,339)       (5,000)
                                                                                  -----------  ------------
Cash flows from financing activities:
     Repayment of senior credit facility                                              (4,000)            -
     Deferred loan fees paid                                                            (988)         (310)
     Proceeds from issuance of senior subordinated notes                                   -         4,000
     Proceeds from exercise of employee stock options                                    432             -
     Principal payments on capital lease obligations                                       -           (13)
                                                                                  -----------  ------------
           Net cash provided (used) by financing activities                           (4,556)        3,677
                                                                                  -----------  ------------
Net increase in cash and cash equivalents                                              1,167         2,708
Cash and cash equivalents, beginning of year                                          15,318         5,112
                                                                                  -----------  ------------
Cash and cash equivalents, end of period                                          $   16,485   $     7,820
                                                                                  ===========  ============

    The accompanying notes are an integral part of these consolidated financial statements.

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

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three months ended March 31, 2003 and 2002:

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                           ---------------------------------
                                                                                                2003              2002
                                                                                           ---------------  ----------------
                                                                                                 (In thousands, except
                                                                                                   per share amounts)
Basic EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                                       $         5,248  $        (1,332)
    Cumulative change in accounting principle                                                          268                -
                                                                                           ---------------  ----------------
      Income (loss) available to common stockholders                                       $         5,516  $        (1,332)
                                                                                           ===============  ================
      Common shares outstanding                                                                     19,707           16,016
                                                                                           ===============  ================

  Basic EPS
    Income (loss) available to common stockholders before change in
      accounting principle                                                                 $          0.27  $         (0.08)
    Cumulative change in accounting principle                                                         0.01                -
                                                                                           ---------------  ----------------
                                                                                           $          0.28  $         (0.08)
                                                                                           ===============  ================

Diluted EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                                       $         5,248  $        (1,332)
    Cumulative change in accounting principle                                                          268                -
                                                                                           ---------------  ----------------
      Income (loss) available to common stockholders                                                 5,516           (1,332)
  Adjustments for assumed conversions:
    Dividends and accretion on mandatorily redeemable preferred stock (1)                              890                -
                                                                                           ---------------  ----------------
                                                                                                       890                -
                                                                                           ---------------  ----------------
  Income (loss) available to common stockholders before change in
    accounting principle-diluted                                                                     6,138           (1,332)
    Cumulative change in accounting principle                                                          268                -
                                                                                           ---------------  ----------------
    Income (loss) available to common stockholders-diluted                                 $         6,406  $        (1,332)
                                                                                           ===============  ================


  Common shares outstanding                                                                         19,707           16,016
  Effect of dilutive securities:
    Warrants                                                                                           744                -
    Mandatorily redeemable preferred stock                                                          11,071                -
    Stock options                                                                                      589                -
                                                                                           ---------------  ----------------
  Potentially dilutive common shares                                                                12,404                -
                                                                                           ---------------  ----------------
    Adjusted common shares outstanding-diluted                                                      32,111           16,016
                                                                                           ===============  ================

  Diluted EPS
    Income (loss) available to common stockholders before change in
      accounting principle                                                                 $          0.19  $         (0.08)
    Change in accounting principle                                                                    0.01                -
                                                                                           ---------------  ----------------
                                                                                           $          0.20  $         (0.08)
                                                                                           ===============  ================

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

OIL  DERIVATIVE  CONTRACTS

     The following table sets forth Brigham's outstanding oil hedging contracts and the weighted average NYMEX prices for those contracts as of March 31, 2003:

                          FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                         QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                         --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (Bbl)                       61,425    55,200    41,400        52,675
  Price per Bbl                    $  25.22  $  23.77  $  23.21  $      24.18
2003-Collars
  Volume (Bbl)                       22,750         -         -
  Ceiling price per Bbl            $  22.56  $      -  $      -
  Floor price per Bbl              $  18.00  $      -  $      -
2004-Swap Contracts
  Volume (Bbl)             29,575    20,475    13,800     9,200        18,263
  Price per Bbl          $  25.35  $  24.52  $  23.91  $  23.80  $      24.65

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three month periods ended March 31, 2003 and 2002:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ------------------------
                                                                    2003          2002
                                                                 -----------  -----------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $     5.53   $      2.49
  Average price per Mcf realized (excluding hedging results)     $     7.23   $      2.24
  Increase (decrease) in revenue (in thousands)                  $   (2,506)  $       339
OIL
  Average price per Bbl as reported (including hedging results)  $    29.16   $     19.93
  Average price per Bbl realized (excluding hedging results)     $    32.88   $     20.25
  Decrease in revenue (in thousands)                             $     (828)  $       (50)

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

The following pro forma data summarizes Brigham's net income (loss) and net income (loss) per share as if Brigham had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.8 million:

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ---------------------------
                                                                        2003           2002
                                                                    -------------  ------------
                                                                       (In thousands, except
                                                                         per share amounts)
Net income (loss), as reported                                      $      5,516   $    (1,332)
Pro forma adjustments to reflect retroactive adoption of SFAS 143           (268)          184
Pro forma adjustments to reflect accretion expense                             -           (32)
                                                                    =============  ============
Pro forma net income (loss)                                         $      5,248   $    (1,180)
                                                                    =============  ============

Net income (loss) per share:
  Basic - as reported                                               $       0.28   $     (0.08)
                                                                    =============  ============
  Basic - pro forma                                                 $       0.27   $     (0.07)
                                                                    =============  ============

  Diluted - as reported                                             $       0.20   $     (0.08)
                                                                    =============  ============
  Diluted - pro forma                                               $       0.19   $     (0.07)
                                                                    =============  ============

Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2003:

                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 2003
                                                                         -----------------
                                                                            (In thousands)
Beginning asset retirement obligations upon adoption at January 1, 2003  $           1,931
Accretion expense                                                                       34
                                                                         -----------------
Ending asset retirement obligations                                      $           1,965
                                                                         =================

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

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income
(loss) and net income (loss) per share for the three month periods ended March 31, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ---------------------------
                                                                              2003           2002
                                                                          -------------  ------------
                                                                              (In thousands, except
                                                                               per share amounts)
Net income (loss) available to common stockholders - basic:
  As reported                                                             $      5,516   $    (1,332)
  Add back: Stock compensation expense previously included in net
    income                                                                          11             3
  Effect of total employee stock-based compensation expense,
    determined under fair value method for all awards                             (101)          (71)
                                                                          -------------  ------------
  Pro forma                                                               $      5,426   $    (1,400)
                                                                          =============  ============

Net income (loss) available to common stockholders - diluted:
  As reported                                                             $      6,406   $    (1,332)
  Add back: Stock compensation expense previously included in net income            11             3
  Effect of total employee stock-based compensation expense, determined
    under fair value method for all awards                                        (101)          (71)
                                                                          -------------  ------------
  Pro forma                                                               $      6,316   $    (1,400)
                                                                          =============  ============

Net income per share:
  Basic:
    As reported                                                           $       0.28   $     (0.08)
    Pro forma                                                                     0.28         (0.09)
  Diluted:
    As reported                                                           $       0.20   $     (0.08)
    Pro forma                                                                     0.20         (0.09)

                           PART II - OTHER INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

99.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Ben M. Brigham, President, Chief Executive Officer and Chairman of the Board of the Company

99.2 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Eugene B. Shepherd, Jr., Chief Financial Officer of the Company


(b)  Reports on Form 8-K:

     We submitted a report on Form 8-K on March 6, 2003, to announce we had issued a press release announcing financial results for the fourth quarter and year ended December 31, 2002. The Form 8-K included a copy of the press release that provided this announcement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 12, 2003.

                                  BRIGHAM  EXPLORATION  COMPANY


                                  By:/s/  BEN  M.  BRIGHAM
                                     ---------------------------
                                     Ben  M.  Brigham
                                     Chief  Executive  Officer,  President
                                     and  Chairman  of  the  Board