Form 10-Q
period 2003-06-30
BRIGHAM EXPLORATION CO
filed 2003-08-14
CIK 1034755

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

                  For the quarterly period ended June 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-22433

                           BRIGHAM EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                             1311                    75-2692967
---------------------------------  ----------------------------  -----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                    OUTSTANDING
                         -----                                    -----------
Common Stock, par value $.01 per share as of August 12, 2003      20,567,910

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                      SECOND QUARTER 2003 FORM 10-Q REPORT

                                          TABLE OF CONTENTS
                                          -----------------

                                                                                                    PAGE
                                                                                                    ----
                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2003 and December 31, 2002 . . . . . . . . . . . .     1
         Consolidated Statements of Operations - Three and six months ended June 30, 2003 and 2002     2
         Consolidated Statement of Stockholders' Equity - Six months ended June 30, 2003 . . . . .     3
         Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002 . . . . .     4
         Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . . .    23

ITEM 4.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23


                                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS. . . . . . . . . . . . . . . . . . . .    25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                                            BRIGHAM EXPLORATION COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      JUNE 30,     DECEMBER 31,
                                                                                                        2003           2002
                                                                                                    ------------  --------------
                                                ASSETS
                                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                                                         $    12,231   $      15,318
  Accounts receivable                                                                                     9,051          11,361
  Gas imbalance receivable                                                                                6,325           3,656
  Other current assets                                                                                    1,003           2,987
                                                                                                    ------------  --------------
      Total current assets                                                                               28,610          33,322
                                                                                                    ------------  --------------

Oil and natural gas properties, net (full cost method)                                                  177,306         164,980
Other property and equipment, net                                                                         1,263           1,234
Deferred loan fees                                                                                        2,843           2,391
Other noncurrent assets                                                                                     648             132
                                                                                                    ------------  --------------
                                                                                                    $   210,670   $     202,059
                                                                                                    ============  ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                  $    10,883   $      14,486
  Royalties payable                                                                                       6,476           4,508
  Accrued drilling costs                                                                                  2,135           2,727
  Participant advances received                                                                           1,339           1,955
  Gas imbalance liability                                                                                11,289           5,650
  Other current liabilities                                                                               3,701           4,684
                                                                                                    ------------  --------------
    Total current liabilities                                                                            35,823          34,010
                                                                                                    ------------  --------------

Senior credit facility                                                                                   53,000          60,000
Senior subordinated notes                                                                                22,382          21,797
Other noncurrent liabilities                                                                              2,486             186

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,835,860 and 1,765,132 shares issued and outstanding at
  June 30, 2003 and December 31, 2002, respectively                                                      21,144          19,540
Series B Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 1,000,000 shares authorized, 521,313 and 501,226 shares issued and outstanding at
  June 30, 2003 and December 31, 2002, respectively                                                       5,196           4,777
Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 and 1,000,000
    shares are designated as Series A and Series B, respectively                                              -               -
  Common stock, $.01 par value, 50 million shares authorized, 21,706,692 and 20,618,161 shares issued and 20,562,410 and 19,479,979 shares outstanding at June 30, 2003 and December 31,
    2002, respectively                                                                                      217             206
  Additional paid-in capital                                                                             94,104          93,436
  Treasury stock, at cost; 1,144,282 and 1,138,182 shares at June 30, 2003 and December 31, 2002,
    respectively                                                                                         (4,292)         (4,282)
  Unearned stock compensation                                                                            (2,163)           (212)
  Accumulated other comprehensive (loss) income                                                          (2,799)         (3,047)
  Accumulated deficit                                                                                   (14,428)        (24,352)
                                                                                                    ------------  --------------
    Total stockholders' equity                                                                           70,639          61,749
                                                                                                    ------------  --------------
                                                                                                    $   210,670   $     202,059
                                                                                                    ============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                                           BRIGHAM EXPLORATION COMPANY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30,                JUNE 30,
                                                                ------------------------  ----------------------
                                                                   2003         2002        2003        2002
                                                                -----------  -----------  ---------  -----------
Revenues:
  Oil and natural gas sales                                     $   12,127   $    8,769   $ 26,766   $   15,203
  Other revenue                                                         43           17         81           27
                                                                -----------  -----------  ---------  -----------
                                                                    12,170        8,786     26,847       15,230
                                                                -----------  -----------  ---------  -----------
Costs and expenses:
  Lease operating                                                    1,270          796      2,244        1,667
  Production taxes                                                     806          499      1,744          852
  General and administrative                                         1,187        1,718      2,326        2,682
  Depletion of oil and natural gas properties                        3,799        3,394      7,901        6,531
  Depreciation and amortization                                        160          101        257          204
  Accretion of discount on asset retirement obligations                 37            -         71            -
                                                                -----------  -----------  ---------  -----------
                                                                     7,259        6,508     14,543       11,936
                                                                -----------  -----------  ---------  -----------
      Operating income                                               4,911        2,278     12,304        3,294
                                                                -----------  -----------  ---------  -----------

Other income (expense):
  Interest income                                                        7           74         28           93
  Interest expense                                                  (1,224)      (1,649)    (2,506)      (3,070)
  Other income (expense)                                              (281)          79       (170)        (169)
                                                                -----------  -----------  ---------  -----------
                                                                    (1,498)      (1,496)    (2,648)      (3,146)
                                                                -----------  -----------  ---------  -----------
Income before income taxes and cumulative effect of
  change in accounting principle                                     3,413          782      9,656          148
Income taxes                                                             -            -          -            -
                                                                -----------  -----------  ---------  -----------
Income before cumulative effect of change in accounting
  principle                                                          3,413          782      9,656          148
Cumulative effect of change in accounting principle                      -            -        268            -
                                                                -----------  -----------  ---------  -----------
Net income                                                           3,413          782      9,924          148
Less accretion and dividends on redeemable preferred stock           1,028          721      2,023        1,419
                                                                -----------  -----------  ---------  -----------
Net income (loss) available to common stockholders              $    2,385   $       61   $  7,901   $   (1,271)
                                                                ===========  ===========  =========  ===========

Net income (loss) per share available to common stockholders:
  Basic
    Income (loss) before cumulative effect of change in
      accounting principle                                      $     0.12   $     0.00   $   0.39   $    (0.08)
    Cumulative effect of change in accounting principle                  -            -       0.01            -
                                                                -----------  -----------  ---------  -----------
                                                                $     0.12   $     0.00   $   0.40   $    (0.08)
                                                                ===========  ===========  =========  ===========

  Diluted
    Income (loss) before cumulative effect of change in
      accounting principle                                      $     0.10   $     0.00   $   0.29   $    (0.08)
    Cumulative effect of change in accounting principle                  -            -       0.01            -
                                                                -----------  -----------  ---------  -----------
                                                                $     0.10   $     0.00   $   0.30   $    (0.08)
                                                                ===========  ===========  =========  ===========

Weighted average shares outstanding:
  Basic                                                             20,087       16,038     19,898       16,027
                                                                ===========  ===========  =========  ===========
  Diluted                                                           30,037       17,760     32,090       16,027
                                                                ===========  ===========  =========  ===========


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

                                                BRIGHAM EXPLORATION COMPANY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)


                                                                                                              ACCUMULATED
                                                  COMMON STOCK     ADDITIONAL                  UNEARNED          OTHER
                                                ----------------    PAID IN      TREASURY       STOCK        COMPREHENSIVE
                                                SHARES  AMOUNTS     CAPITAL       STOCK      COMPENSATION    INCOME (LOSS)
                                                ------  --------  ------------  ----------  --------------  ---------------
Balance, December 31, 2002                      20,618  $    206  $    93,436   $  (4,282)  $        (212)  $       (3,047)
Comprehensive income:
  Net income                                         -         -            -           -               -                -
  Deferred hedge gains and losses, net of tax:
    Unrealized gain on cash
      flow hedges                                    -         -            -           -               -              172
    Net losses included in
      net income                                     -         -            -           -               -               76

    Comprehensive income
Exercise of employee stock
  options                                          225         2          592           -               -                -
Issuance of stock options                            -         -          296           -            (296)               -
Issuance of restricted stock                         -         -        1,831           -          (1,831)               -
Expiration of employee stock
  options                                            -         -          (19)          -               -                -
Forfeitures of restricted stock                      -         -            -         (10)              2                -
Warrants exercised for
  common stock                                     864         9           (9)          -               -                -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock                                    -         -       (1,415)          -               -                -
Accretion on Series A
  mandatorily redeemable
  preferred stock                                    -         -         (189)          -               -                -
In kind dividends on Series B
  mandatorily redeemable
  preferred stock                                    -         -         (402)          -               -                -
Accretion on Series B
  mandatorily redeemable
  preferred stock                                    -         -          (17)          -               -                -
Amortization of unearned
  stock compensation                                 -         -            -           -             174                -
                                                ------  --------  ------------  ----------  --------------  ---------------
Balance, June 30, 2003                          21,707  $    217  $    94,104   $  (4,292)  $      (2,163)  $       (2,799)
                                                ======  ========  ============  ==========  ==============  ===============



                                                                    TOTAL
                                                 ACCUMULATED    STOCKHOLDERS'
                                                   DEFICIT         EQUITY
                                                -------------  ---------------

Balance, December 31, 2002                      $    (24,352)  $       61,749
Comprehensive income:
  Net income                                           9,924            9,924
  Deferred hedge gains and losses, net of tax:
  Unrealized gain on cash
    flow hedges                                            -              172
  Net losses included in
    net income                                             -               76
                                                               ---------------
    Comprehensive income                                               10,172
Exercise of employee stock
  options                                                  -              594
Issuance of stock options                                  -                -
Issuance of restricted stock                               -                -
Expiration of employee stock
  options                                                  -              (19)
Forfeitures of restricted stock                            -               (8)
Warrants exercised for
  common stock                                             -                -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock                                          -           (1,415)
Accretion on Series A
  mandatorily redeemable
  preferred stock                                          -             (189)
In kind dividends on Series B
  mandatorily redeemable
  preferred stock                                          -             (402)
Accretion on Series B
  mandatorily redeemable
  preferred stock                                          -              (17)
Amortization of unearned
  stock compensation                                       -              174
                                                -------------  ---------------
Balance, June 30, 2003                          $    (14,428)  $       70,639
                                                =============  ===============


    The accompanying notes are an integral part of these consolidated financial statements.

                          BRIGHAM EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              ----------------------
                                                                                 2003       2002
                                                                              ---------  -----------
Cash flows from operating activities:
  Net income                                                                  $  9,924   $      148
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                                7,901        6,531
      Depreciation and amortization                                                257          204
      Interest paid through issuance of additional senior subordinated notes       585          497
      Amortization of deferred loan fees
        and debt issuance costs                                                    533          585
      Market value adjustment for derivative instruments                           170         (384)
      Accretion of discount on asset retirement obligations                         71            -
      Cumulative effect of change in accounting principle                         (268)           -
      Stock option compensation expense                                              -          596
      Changes in operating assets and liabilities:
        Accounts receivable                                                      2,310       (2,637)
        Gas imbalance receivable and other current assets                         (766)      (1,283)
        Accounts payable                                                        (3,603)       4,052
        Royalties payable                                                        1,968        1,214
        Participant advances received                                             (616)         113
        Gas imbalance and other current liabilities                              5,090          417
        Other noncurrent assets and liabilities                                    (38)           3
                                                                              ---------  -----------
          Net cash provided by operating activities                             23,518       10,056
                                                                              ---------  -----------
Cash flows from investing activities:
    Additions to oil and natural gas properties                                (18,841)     (13,047)
    Proceeds from sale of oil and natural gas properties                           352          617
    Additions to other property and equipment                                     (209)        (183)
    Decrease in drilling advances paid                                            (516)        (580)
                                                                              ---------  -----------
          Net cash used by investing activities                                (19,214)     (13,193)
                                                                              ---------  -----------
Cash flows from financing activities:
    Repayment of senior credit facility                                         (7,000)           -
    Deferred loan fees paid                                                       (985)        (360)
    Proceeds from issuance of senior subordinated notes                              -        4,000
    Proceeds from exercise of employee stock options                               594          107
    Principal payments on capital lease obligations                                  -          (22)
                                                                              ---------  -----------
          Net cash provided (used) by financing activities                      (7,391)       3,725
                                                                              ---------  -----------
Net increase (decrease) in cash and cash equivalents                            (3,087)         588
Cash and cash equivalents, beginning of year                                    15,318        5,112
                                                                              ---------  -----------
Cash and cash equivalents, end of period                                      $ 12,231   $    5,700
                                                                              =========  ===========


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

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas against Steve Massey Company, Inc. ("Massey") for breach of contract. The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer "347" No. 5 well (the "Palmer #5") and the loss of the Palmer #5 as a producing well. Brigham believes the amount of damages incurred due to the loss of the Palmer #5 may exceed $5 million. Massey joined as additional defendants to the lawsuit other parties that had responsibility for the manufacture, importation or fabrication of the casing for its use in the Palmer #5. The case is currently in discovery. A trial has been set for January 2005.

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The operator of the Stonehocker #1 is disputing Brigham's ownership interest in the well. Brigham expects the Oklahoma Corporation Commission to rule on the dispute in late August or early September 2003. The Stonehocker #1 began producing to sales in early July 2003 at a rate of approximately 7.0 MMcf of natural gas per day, or approximately 0.9 MMcfed net to Brigham if Brigham prevails.

     A company that relinquished its working interest in the Nold #1S well as a result of a non-consent election in the re-completion of the well is asserting that it did not relinquish its interest, but rather became subject only to a 400 percent payout provision. If the issue were to be litigated, and the ruling unfavorable, Brigham would be required to distribute revenues in excess of expenses for the disputed interest periods subsequent to payout. The financial statement impact of an unfavorable ruling would be an out of period reduction in revenue and expenses, with an overall negative impact on net income of approximately $0.7 million at June 30, 2003.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three and six months ended June 30, 2003 and 2002:

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                  -------------------------  ----------------------
                                                     2003          2002        2003        2002
                                                  -----------  ------------  ---------  -----------
                                                       (In thousands, except per share amounts)
Basic EPS:
    Income (loss) available to common
       stockholders before cumulative change in
       accounting principle                       $     2,385  $         61  $   7,633  $   (1,271)
    Cumulative change in accounting principle               -             -        268           -
                                                  -----------  ------------  ---------  -----------
    Income (loss) available to common
       stockholders                               $     2,385  $         61  $   7,901  $   (1,271)
                                                  ===========  ============  =========  ===========
       Common shares outstanding                       20,087        16,038     19,898      16,027
                                                  ===========  ============  =========  ===========
  Basic EPS
    Income (loss) available to common
       stockholders before change in accounting
       principle                                  $      0.12  $       0.00  $    0.39  $    (0.08)
    Cumulative change in accounting principle               -             -       0.01           -
                                                  -----------  ------------  ---------  -----------
                                                  $      0.12  $       0.00  $    0.40  $    (0.08)
                                                  ===========  ============  =========  ===========


                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Diluted EPS:
    Income (loss) available to common
      stockholders before cumulative change
      in accounting principle                     $     2,385  $         61  $   7,633  $   (1,271)
    Cumulative change in accounting principle               -             -        268           -
                                                  -----------  ------------  ---------  -----------
      Income (loss) available to common
        stockholders                                    2,385            61      7,901      (1,271)
    Adjustments for assumed conversions:
      Dividends and accretion on mandatorily
        redeemable preferred stock (1)                    677             -      1,795           -
                                                  -----------  ------------  ---------  -----------
                                                          677             -      1,795           -
                                                  -----------  ------------  ---------  -----------
  Income (loss) available to common
    stockholders before change in accounting
    principle-diluted                                   3,062            61      9,428      (1,271)
    Cumulative change in accounting principle               -             -        268           -
                                                  -----------  ------------  ---------  -----------
      Income (loss) available to common
        stockholders-diluted                      $     3,062  $         61  $   9,696  $   (1,271)
                                                  ===========  ============  =========  ===========



  Common shares outstanding                            20,087        16,038     19,898      16,027
  Effect of dilutive securities:
    Warrants                                              459         1,227        600           -
    Mandatorily redeemable preferred stock              8,966             -     11,071           -
    Stock options                                         525           495        521           -
                                                  -----------  ------------  ---------  -----------
  Potentially dilutive common shares                    9,950         1,722     12,192           -
                                                  -----------  ------------  ---------  -----------
    Adjusted common shares outstanding
      diluted                                          30,037        17,760     32,090      16,027
                                                  ===========  ============  =========  ===========

  Diluted EPS
    Income (loss) available to common
      stockholders before change in
      accounting principle                        $      0.10  $       0.00  $    0.29  $    (0.08)
    Change in accounting principle                          -             -       0.01           -
                                                  -----------  ------------  ---------  -----------
                                                  $      0.10  $       0.00  $    0.30  $    (0.08)
                                                  ===========  ============  =========  ===========

(1) The amount of dividends included in dividends and accretion on mandatorily redeemable preferred stock includes only the dividends paid in kind on the $40 million of mandatorily redeemable preferred stock (2.0 million shares) that were issued with warrants whose exercise price is payable in either cash or in shares of mandatorily redeemable preferred stock.


     Options and warrants to purchase 2.1 million shares and 14.8 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2003 and 2002, respectively, and options and warrants to purchase 13,000 shares and 19.0 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the six months ended June 30, 2003 and 2002, respectively, because the effects would have been antidilutive.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) support its capital budgeting plans, and
(iii) lock-in prices to protect the economics related to certain capital projects.

     At June 30, 2003, the fair value of hedging contracts included in other current assets was approximately $0.1 million and the fair value of hedging contracts included in other liabilities was approximately $3.0 million of which approximately $0.3 million was classified as noncurrent. For the three months ended June 30, 2003 and 2002, Brigham recognized cash settlement losses of $1.7 million and $0.6 million, respectively, which were recorded as a reduction of oil and natural gas sales. For the six months ended June 30, 2003 and 2002, Brigham recognized cash settlement losses of $5.0 million and $0.3 million, respectively, which were recorded as a reduction of oil and natural gas sales. For the three months ended June 30, 2003 and 2002, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.2 million and $0, respectively. For the six months ended June 30, 2003 and 2002, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.1 million and $0, respectively. These amounts are included in other income (expense). Based on market prices at June 30, 2003, approximately $(2.6) million of the balance in accumulated other comprehensive income (loss) would be expected to transfer to earnings during the next 12 months.

     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense.
At June 30, 2003 and 2002, there were no derivatives not qualifying as hedging contracts. For the three months ended June 30, 2003, and 2002, other income (expense) included $0 and $0.6 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts. For the six months ended June 30, 2003, and 2002, other income (expense) included $0 and $0.4 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $0 and $0.6 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty.

NATURAL GAS DERIVATIVE CONTRACTS

     The following table sets forth Brigham's outstanding natural gas hedging contracts and the weighted average NYMEX prices for those contracts as of June 30, 2003:

                             FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                            QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                            --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (MMbtu)                                 598,000   414,000       506,000
  Price per MMBtu                               $   3.87  $   4.04  $       3.94
2003-Floors
  Volume (MMbtu)                                 460,000   460,000       460,000
  Price per MMBtu                               $   4.50  $   4.50  $       4.50
2004-Swap Contracts
  Volume (MMbtu)             295,750   227,500   138,000    92,000       188,313
  Price per MMBtu           $   4.96  $   4.25  $   4.18  $   4.36  $       4.53
2004-Collars
  Volume (MMbtu)             273,000   182,000   138,000    92,000
  Ceiling price per Mmbtu   $   9.90  $   5.45  $   5.39  $   5.62
  Floor price per MMbtu     $   4.00  $   4.00  $   4.00  $   4.00
2005-Collars
  Volume (MMbtu)              90,000    91,000
  Ceiling price per Mmbtu   $   7.25  $   5.40
  Floor price per MMbtu     $   4.00  $   4.00

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

OIL DERIVATIVE CONTRACTS

     The following table sets forth Brigham's outstanding oil hedging contracts and the weighted average NYMEX prices for those contracts as of June 30, 2003:

                           FIRST     SECOND    THIRD     FOURTH   OUTSTANDING
                          QUARTER   QUARTER   QUARTER   QUARTER     AVERAGE
                          --------  --------  --------  --------  ------------
2003-Swap Contracts
  Volume (Bbl)                                  55,200    41,400        52,675
  Price per Bbl                               $  23.77  $  23.21  $      24.18
2004-Swap Contracts
  Volume (Bbl)              29,575    20,475    13,800     9,200        18,263
  Price per Bbl           $  25.35  $  24.52  $  23.91  $  23.80  $      24.65

2004-Collars
  Volume (Bbl)              13,650     9,100     9,200     9,200
  Ceiling price per Bbl   $  27.74  $  26.64  $  25.91  $  25.39
  Floor price per Bbl     $  23.00  $  23.00  $  23.00  $  23.00
2005-Collars
  Volume (Bbl)               9,000
  Ceiling price per Bbl   $  25.07
  Floor price per Bbl     $  23.00

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and six month periods ended June 30, 2003 and 2002:

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                 ------------------------  ----------------------
                                                                    2003         2002         2003        2002
                                                                 -----------  -----------  ----------  ----------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $     4.72   $     3.30   $    5.12   $    2.92
  Average price per Mcf realized (excluding hedging results)     $     5.60   $     3.51   $    6.40   $    2.91
  Increase (decrease) in revenue (in thousands)                  $   (1,341)  $     (321)  $  (3,847)  $      18
OIL
  Average price per Bbl as reported (including hedging results)  $    27.45   $    23.90   $   28.39   $   21.95
  Average price per Bbl realized (excluding hedging results)     $    29.52   $    25.59   $   31.37   $   22.97
  Decrease in revenue (in thousands)                             $     (370)  $     (271)  $  (1,198)  $    (321)

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The following pro forma data summarizes Brigham's net income (loss) and net income (loss) per share as if Brigham had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.8 million:

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                    JUNE 30,
                                               -------------------------  --------------------------
                                                  2003          2002         2003          2002
                                               -----------  ------------  -----------  -------------
                                                      (In thousands, except per share amounts)
Net income (loss), as reported                 $     2,385  $        61   $    7,901   $     (1,271)
Pro forma adjustments to reflect retroactive
       adoption of SFAS 143                              -           21         (268)            42
Pro forma adjustments to reflect accretion
       expense                                           -          (34)           -            (66)
                                               -----------  ------------  -----------  -------------
Pro forma net income (loss)                    $     2,385  $        48   $    7,633   $     (1,295)
                                               ===========  ============  ===========  =============

Net income (loss) per share:
  Basic - as reported                          $      0.12  $      0.00   $     0.40   $      (0.08)
                                               ===========  ============  ===========  =============
  Basic - pro forma                            $      0.12  $      0.00   $     0.39   $      (0.08)
                                               ===========  ============  ===========  =============

  Diluted - as reported                        $      0.10  $      0.00   $     0.30   $      (0.08)
                                               ===========  ============  ===========  =============
  Diluted - pro forma                          $      0.10  $      0.00   $     0.29   $      (0.08)
                                               ===========  ============  ===========  =============


     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and six months ended June 30, 2003:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 2003       JUNE 30, 2003
                                        -------------------  ------------------
                                                    (In thousands)
Beginning asset retirement obligations  $             1,965  $            1,931
Liabilities incurred                                     60                  60
Accretion expense                                        37                  71
                                        -------------------  ------------------
Ending asset retirement obligations     $             2,062  $            2,062
                                        ===================  ==================


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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income
(loss) and net income (loss) per share for the three and six month periods ended June 30, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                             ------------------------------  ----------------------
                                                                 2003            2002           2003        2002
                                                             -------------  ---------------  -----------  ---------
                                                                    (In thousands, except per share amounts)
Net income (loss) available to common stockholders - basic:
  As reported                                                $      2,385   $           61   $    7,901   $ (1,271)
  Add back: Stock compensation expense
    previously included in net income                                   3              (14)           6        (30)
  Effect of total employee stock-based
    compensation expense, determined
    under fair value method for all awards                           (117)            (107)        (159)      (201)
                                                             -------------  ---------------  -----------  ---------
  Pro forma                                                  $      2,271   $          (60)  $    7,748   $ (1,502)
                                                             =============  ===============  ===========  =========

Net income (loss) available to common
stockholders - diluted:
  As reported                                                $      3,062   $           61   $    9,696   $ (1,271)
  Add back: Stock compensation expense
    previously included in net income                                   3              (14)           6        (30)
  Effect of total employee stock-based
    compensation expense, determined
    under fair value method for all awards                           (117)            (107)        (159)      (201)
                                                             -------------  ---------------  -----------  ---------
  Pro forma                                                  $      2,948   $          (60)  $    9,543   $ (1,502)
                                                             =============  ===============  ===========  =========

Net income (loss) per share:
  Basic:
    As reported                                              $       0.12   $         0.00   $     0.40   $  (0.08)
    Pro forma                                                        0.11             0.00         0.39      (0.09)
  Diluted:
    As reported                                              $       0.10   $         0.00   $     0.30   $  (0.08)
    Pro forma                                                        0.10             0.00         0.30      (0.09)

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS No. 150). SFAS No. 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). We adopted this standard as required on July 1, 2003. Upon adoption, Series A preferred stock and Series B preferred stock will be reclassifed as liabilities on the balance sheet. The combined carrying value of the preferred stock is $26.3 million at June 30, 2003. We are continuing to assess the impact of SFAS No. 150 and may be required to make other adjustments that will have an effect on our consolidated financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

SFAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

     This interpretation of SFAS 141 and 142 would only affect our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

     At June 30, 2003 we had undeveloped leaseholds of approximately $4.0 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $0.1 million that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

     We will continue to classify our oil and gas leaseholds as tangible oil and gas properties until further guidance is provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to the Company's financial condition provided in our 2002 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and six-month periods ended June 30, 2003, and the comparable periods for 2002.

Overview

     For the three month period ended June 30, 2003, we had net income to common stockholders of $2.4 million, or $0.10 per diluted share, on total revenues of $12.2 million compared to net income of $61,000, or $0.00 per diluted share, on total revenues of $8.8 million for the three month period ended June 30, 2002. Net income for the three-months ended June 30, 2003, included a $281,000 non-cash loss for ineffective hedging transactions. Net income for the three-months ended June 30, 2002, included a $635,000 non-cash gain related to the change in the fair-market value of derivative contracts that did not qualify for hedge accounting treatment and a cash loss of $559,000 related to the cash settlement of derivative contracts that did not qualify as hedges.

     For the six month period ended June 30, 2003, our net income to common stockholders was $7.9 million, or $0.30 per diluted share, on total revenues of $26.8 million compared to a net loss of $1.3 million, or $0.08 per diluted share, on total revenues of $15.2 million for the six-month period ended June 30, 2002. Net income for the six-month period ended June 30, 2003, included a $268,000 ($0.01 per diluted share) benefit from the cumulative effect of change in accounting principle associated with the adoption of Statement of Accounting Principles No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. See Note 6 to Consolidated Financial Statements included in
Item 1 of this quarterly report. Other items included in net income for the six-month period ended June 30, 2003, were $170,000 non-cash losses for ineffective hedging transactions. Net income for the six-months ended June 30, 2002, included a $384,000 non-cash gain related to the change in the fair-market value of derivative contracts that did not qualify for hedge accounting treatment and a cash loss of $559,000 related to the cash settlement of derivative contracts that did not qualify as hedges.

     One trend expected by our management to have an effect on our liquidity is an increased demand for drilling equipment and services, leases, and economically attractive prospects due to the current environment of higher commodity prices. This may result in less availability and higher costs for these resources. In addition, we may face additional competition from both domestic and international sources of supply, which may exert a downward pressure on the prices we ultimately receive for our products. See also "Liquidity and Capital Resources-Senior Credit Facility".


LIQUIDITY AND CAPITAL RESOURCES

     During the first six-months of 2003, net cash provided by operating activities was our primary source of cash. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation, and to reduce the level of borrowings under our senior credit facility. Net cash provided by operations, along with the remaining availability under our senior credit facility, are projected to be sufficient to fund our budgeted capital expenditures for the remainder of 2003.

Cash Flow from Operating Activities

                                                      SIX MONTHS ENDED JUNE 30,
                                                       2003              2002
                                                  ---------------  ----------------
                                                       (In thousands, unaudited)
       Net cash provided by operating activities  $        23,518  $         10,056

     Net cash provided by operating activities for the first six months of 2003 was $13.4 million higher than net cash provided by operating activities in the first six months of 2002. The increase in net cash provided by operating activities was primarily due to an increase in commodity prices and lower interest expense on our senior credit facility. Our working capital deficit at June 30, 2003, was $7.2 million compared to a working capital deficit of $688,000 at December 31, 2002. Working capital is the amount by which current assets exceed current liabilities. It is normal for us to report a working capital deficit at the end of a period. These deficits are primarily the result of accounts payable related to exploration and development costs, royalties payable and gas imbalance payables related to production from six wells in the Home Run Field. Settlement of these payables will be funded by cash flows from operations or, if necessary, by draw downs on our senior credit facility. The gas imbalance payables are partially offset by gas imbalance receivables related to four wells in the Triple Crown and Floyd Fault Block Fields. At June 30, 2003, current liabilities included a liability of $2.7 million related to the fair value of hedging contracts which was partially offset by a current asset of $133,000 related the fair value of hedging contracts.

Cash Flows from Investing Activities

                                                    SIX MONTHS ENDED JUNE 30,
                                                     2003               2002
                                               -----------------  ----------------
                                                    (In thousands, unaudited)
        Net cash used by investing activities  $        (19,214)  $       (13,193)


     The increase in net cash used by investing activities is primarily the result of a 38% increase in capital expenditures for the first six-months of 2003 compared to capital expenditures for the first six-months of 2002.


Cash Flows from Financing Activities

                                                               SIX MONTHS ENDED JUNE 30,
                                                                2003             2002
                                                          ----------------  ---------------
                                                               (In thousands, unaudited)
        Net cash provided (used) by financing activities  $        (7,391)  $         3,725

     During the first six months of 2003 we repaid $7.0 million of borrowings outstanding under our senior credit facility and incurred $985,000 in loan origination fees associated with our new senior credit facility. These amounts were offset by $594,000 in net proceeds from the exercise of employee stock options. During the first six-months of 2002 we borrowed an additional $4.0 million in senior subordinated notes and received $107,000 in cash proceeds from the exercise of employee stock options. During the first six-months of 2002 we paid $360,000 in fees associated with our senior credit facility and subordinated notes and paid $22,000 in capital lease obligations.

Senior Credit Facility

     In March 2003, we replaced our senior credit facility with a new senior credit facility that provides for a maximum $80 million in commitments and an initial borrowing base of $70 million and matures in March 2006. However, in the event that our senior subordinated notes are not retired or refinanced prior to July 31, 2005, the senior credit facility will mature on August 31, 2005.
Our borrowing base on June 30, 2003, was $68.5 million. Borrowings under the new credit facility are secured by substantially all of our oil and natural gas properties and other tangible assets and bear interest at either the base rate of Soci t G n rale or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to facility usage. Interest is paid quarterly. The collateral value and borrowing base are redetermined semi-annually and are based in part on prevailing oil and natural gas prices. If, upon redetermination, our borrowing base decreases, we may have to repay a
portion of our     borrowings immediately, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned drilling activities. The unused portion of the committed borrowing base is subject to an annual commitment fee of 0.5%. During the first six months of 2003, we repaid $7.0 million of borrowings outstanding under our senior credit facility. As of June 30, 2003, we had $53 million of borrowings outstanding and $15.5 million in additional borrowing capacity under our senior credit facility. The interest rate on borrowings outstanding under our credit facility as of June 30, 2003 was 3.4%. Our current ratio at June 30, 2003 and interest coverage ratio for the twelve-month period ending June 30, 2003, were 1.2 to 1 and 6.1 to 1, respectively. We were in compliance with all covenants at June 30, 2003.

Capital  Expenditures

     Our capital-spending budget for 2003 is $39.3 million. The majority of our planned 2003 expenditures will be directed towards the drilling of our prospects in a continued effort to focus resources on our primary objective of growing production volumes and cash flow. For 2003, we expect to spend approximately $27.9 million to drill 41 wells with an average working interest of 36%. Capitalizing on the prior exploration successes at the Home Run, Mills Ranch, Triple Crown, Floyd Fault Block and Providence Fields, approximately 60% of our 2003 drilling expenditures are dedicated to development drilling. Capital spending for the first six months of 2003 and 2002 were as follows:

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               2003         2002         2003        2002
                                                            -----------  -----------  ----------  ----------
                                                                        (In thousands, unaudited)
     Drilling                                               $    7,482   $    4,699   $  12,683   $   9,865
     Land and geological & geophysical                           1,224          780       2,476       1,124
     Capitalized general & administrative and interest           1,421        1,263       3,160       2,582
     Proceeds from participants and sales                         (201)        (417)       (352)       (617)
                                                            -----------  -----------  ----------  ----------
        Net capital expenditures on oil and gas activities  $    9,926   $    6,325   $  17,967   $  12,954

     Other property and equipment                                  111           92         209         183
                                                            -----------  -----------  ----------  ----------
        Total net capital expenditures                      $   10,037   $    6,417   $  18,176   $  13,137
                                                            ===========  ===========  ==========  ==========

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

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                ------------------------  ----------------------
                                                   2003         2002         2003        2002
                                                -----------  -----------  ----------  ----------
                                                            (In thousands, unaudited)
Production (in thousands):
  Natural gas (MMcf)                                 1,528        1,499       3,000       2,844
  Oil (MBbls)                                          179          160         402         315
    Natural gas equivalent (MMcfe)                   2,602        2,460       5,412       4,733
    % Natural gas                                       59%          61%         55%         60%
Average sales prices per unit (after hedging)
  Natural gas (per Mcf)                         $     4.72   $     3.30   $    5.12   $    2.92
  Oil (per Bbl)                                      27.45        23.90       28.39       21.95
    Weighted average (per Mcfe)                       4.66         3.57        4.95        3.21
Costs and expenses per Mcfe:
  Lease operating                               $     0.49   $     0.32   $    0.41   $    0.35
  Production taxes                                    0.31         0.20        0.32        0.18
  General and administrative                          0.46         0.70        0.43        0.57
  Depletion of oil and natural gas properties         1.46         1.38        1.46        1.38


Comparison of the three-month and six-month periods ended June 30, 2003 and 2002

     Production. For the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002, our net equivalent production volume increased 6%. Our average net equivalent daily production volumes for the second quarter 2003 were 28.9 MMcfe/d compared to 27.3 MMcfe/d for the same period of 2002. This increase in our production volumes was due to production growth from wells that were drilled and completed during the first half of 2003. New production related to these recently completed wells was partially offset by the natural decline of existing production. Natural gas represented 59% of our total production during the second quarter of 2003 compared to 61% during the second quarter of 2002.

     For the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002, our net equivalent production volume increased 14%. Our average net equivalent daily production volumes for the first six months of 2003 were 30.1 MMcfe/d compared to 26.3 MMcfe/d for the same period of 2002. The increase in our production volume was due to production growth from wells that were drilled and completed during late 2002 or the first half of 2003. New production related to these recently completed wells was partially offset by the natural decline of existing production. Natural gas represented 55% of our total production during the first six months of 2003 compared to 60% during the first six months of 2002.

     Revenue from the sale of oil and natural gas. Revenue from the sale of oil and natural gas for the three-month period ended June 30, 2003 was 38% higher than revenue for the three-month period ended June 30, 2002. Higher commodity prices accounted for 84% of this increase and higher production volumes accounted for the remainder of the increase. Revenue from the sale of oil and natural gas for the second quarter 2003 was $12.1 million compared to $8.8 million during the second quarter of 2002. Revenue from the sale of oil and natural gas for the second quarter 2003 included a loss of $1.7 million related to the cash settlement of hedging transactions compared to a loss of $592,000 during the second quarter of 2002.

     Revenue from the sale of oil and natural gas for the six-month period ended June 30, 2003, was 76% higher than revenue for the six-month period ended June 30, 2002. Higher commodity prices accounted for 79% of this increase and higher production volumes accounted for the remaining 21% of the increase. Revenue from the sale of oil and natural gas for the first six months of 2003 was $26.8 million compared to $15.2 million for the first six months of 2002. Revenue from the sale of oil and natural gas for the first six months of 2003 included a loss of $5.0 million related to the cash settlement of hedging transactions compared to a loss of $303,000 during the first six months of 2002.

     Production costs. Productions costs include the cost of labor and supervision to operate the wells and related equipment; repairs and maintenance; related materials, supplies, fuel, and supplies utilized in operating the wells and related equipment and facilities; property taxes and insurance applicable to wells and related facilities and equipment; and severance taxes.

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                              2003        2002       2003        2002
                                                           ----------  ----------  ---------  ----------
                                                                     (In thousands, unaudited)
     Lease operating expenses, excluding ad valorem taxes  $    1,105  $      727  $   1,914  $    1,529
     Ad valorem taxes                                             165          69        330         138
                                                           ----------  ----------  ---------  ----------
        Total lease operating expenses                     $    1,270  $      796  $   2,244  $    1,667

     Production taxes                                             806         499      1,744         852
                                                           ----------  ----------  ---------  ----------
        Total production cost                              $    2,076  $    1,295  $   3,988  $    2,519
                                                           ==========  ==========  =========  ==========


     Production cost for the three-month period ended June 30, 2003 increased 60% when compared to the three-month period ended June 30, 2002.

- Increases in our lease operating expense excluding ad valorem taxes represented 49% this increase. This increase was due to an increase in workover activity during the second quarter 2003.

- Increases in our production taxes represented 39% of this increase. Production taxes increased because of higher oil and gas prices. Production taxes for the second quarter 2003 were 5.8 % of our revenue from the sale of oil and gas before hedging, compared to 5.3% for the second quarter 2002.

-    Increases in our ad valorem taxes represented 12% of this increase.

Production cost for the six-month period ended June 30, 2003 increased 58% when compared to the six-month period ended June 30, 2002.

- Increases in our lease operating expense excluding ad valorem taxes represented 26% this increase. This increase was due to an increase in workover activity during the second quarter 2003.

- Increases in our production taxes represented 61% of this increase. The increase in our production taxes was due to higher oil and gas prices. Production taxes for the first six-months of 2003 and 2002 were 5.5% of revenues from the sale of oil and gas before hedging effects.

-    Increases in our ad valorem taxes represented 13% of this increase.

     General and administrative expenses. General and administrative expenses for three-month period ended June 30, 2003 were 31% lower than general and administrative expenses in the second quarter of 2002. General and administrative expenses for the second quarter 2002 included a charge for non-cash compensation expense of $596,000 related to vesting of options by an officer who left Brigham. Excluding this non-cash charge, general and administrative expenses for the second quarter 2003 were 6% higher than general and administrative expense for the second quarter of 2002. Increases in payroll expenses, payroll taxes, employee benefit expenses and director and financial reporting expenses all contributed to the increase in general and administrative expenses for the second quarter of 2003. These increases were partially offset by decreases in contract and professional fees and travel expenses.

     General and administrative expenses for the six-month period ending June 30, 2003 were 13% lower than general and administrative expenses during the first six months of 2002. General and administrative expenses for the first six months of 2002 included a charge for non-cash compensation expense of $596,000 related to vesting of options by an officer who left Brigham. Excluding this non-cash charge general and administrative expenses for the first six months of 2003 were 11% higher than general and administrative expenses for the first six months of 2002. Increases in payroll expenses, payroll taxes, employee benefit expenses and director and financial reporting expenses all contributed to the increase in general and administrative expenses during the first six months of 2003. These increases were partially offset by a decrease in property tax.

     Depletion of oil and natural gas properties. Depletion expenses for the second quarter 2003 were 12% higher than depletion expenses for the second quarter of 2002. An increase in our per unit depletion rate, due to additional estimated future development cost related to our Floyd Fault Block Field discovery at year end 2002, represented 51% of the increase in our depletion expense while increased production volumes represented 49% of the increase in our depletion expense.

     Depletion expenses for the first six months of 2003 were 21% higher than depletion expenses during the first six months of 2002. Approximately 68% of the increase in our depletion expenses for the first six months of 2003 was due to higher production volumes and approximately 32% of the increase was due to the increase in our depletion rate.

     Interest expense.

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          2003         2002         2003        2002
                                                       -----------  -----------  ----------  ----------
                                                                  (In thousands, unaudited)
Interest on senior credit facility                     $      509   $      922   $   1,145   $   1,833
Interest on senior subordinated notes (a)                     597          566       1,180       1,076
Commitment fees                                                31            -          35           3
Amortization of deferred loan and debt issue cost             280          299         533         585
Other general interest expense                                 13           12          28          23
Capitalized interest expense                                 (206)        (150)       (415)       (450)
                                                       -----------  -----------  ----------  ----------
   Net interest expense                                $    1,224   $    1,649   $   2,506   $   3,070
                                                       ===========  ===========  ==========  ==========

Weighted average debt outstanding                      $   77,528   $   96,132   $  79,504   $  95,185
Average interest rate on outstanding indebtedness (b)         5.9%         6.2%        6.0%        6.2%

---------------
(a) Fifty percent of the interest expense on our senior subordinated notes has been or will be paid in kind.
(b) Calculated using the sum of the interest expense on our senior credit facility, senior subordinated notes and commitment fees for the period divided the average debt outstanding for the period.


     Interest expense for the three-month period ended June 30, 2003 decreased 26% when compared to interest expense for the same three-month period last year. This decrease in our interest expense was primarily due to a decrease in the amount of borrowings that we had outstanding under our senior credit facility and a decrease in the interest rate on borrowings outstanding under our senior credit facility. This decrease was partly offset by an increase in the interest expense on our subordinated notes facility and an increase in commitment fees paid on unused portion of our senior credit facility.

     Interest expense for the six-month period ended June 30, 2003 decreased 18% when compared to interest expense for the same three-month period last year. This decrease in our interest expense was primarily due to a decrease in the amount of borrowings that we had outstanding under our senior credit facility and a decrease in the interest rate on borrowings outstanding under our senior credit facility. This decrease was partly offset by an increase in the interest expense on our subordinated notes facility and an increase in commitment fees paid on unused portion of our senior credit facility.

     Other income (expense). Other income (expense) consisted primarily of non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portion of cash flow hedges. Other income (expense) included:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                           2003         2002         2003        2002
                                                        -----------  -----------  ----------  ----------
                                                                    (In thousands, unaudited)
Non-cash gain (loss) due to the change in the fair
  market value of derivative contracts that did not
  qualify as hedges                                     $        -   $      635   $       -   $     384
Non-cash gain (loss) for ineffective portion of hedges        (281)           -        (170)          -
Cash settlement of derivatives that did not qualify as
  hedges                                                         -         (559)          -        (559)
Other                                                            -            3           -           6
                                                        -----------  -----------  ----------  ----------
    Total                                               $     (281)  $       79   $    (170)  $    (169)
                                                        ===========  ===========  ==========  ==========


     Dividends and accretion of mandatorily redeemable preferred stock. We are required to pay dividends on our Series A and Series B preferred stock. At our option, these dividends may be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind during the first two quarters of 2003 and the first two quarters of 2002. The following table shows the effect on our balance sheet of the issuance of additional shares of preferred stock in lieu of cash dividends.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                        2003        2002       2003        2002
                                                     ----------  ----------  ---------  ----------
                                                               (In thousands, unaudited)
Dividends                                            $      923  $      663  $   1,817  $    1,307
Accretion of mandatorily redeemable preferred stock         105          58        206         112
                                                     ----------  ----------  ---------  ----------
   Total                                             $    1,028  $      721  $   2,023  $    1,419
                                                     ==========  ==========  =========  ==========

Additional preferred shares issued:
Series A                                                 35,905      30,643     70,728      53,524
Series B                                                 10,197           -     20,087           -

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

     The table below summarizes our total production volumes for both natural gas and oil that was subject to derivative transactions during the first six months of 2003 and 2002 and the weighted average NYMEX reference price for those volumes.

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                             2003        2002        2003        2002
                                          ----------  ----------  ----------  ----------
NATURAL GAS SWAPS:
  Volumes (MMbtu)                            819,000     920,000   1,651,500   1,602,500
  Weighted average price ($/MMbtu)        $    3.846  $    3.165  $    3.738  $    3.052

NATURAL GAS FLOORS:
  Volumes (MMbtu)                            150,000           -     150,000           -
  Weighted average floor price ($/MMbtu)  $     4.50  $        -  $     4.50  $        -

CRUDE OIL SWAPS:
  Volumes (Bbls)                              61,425           -     128,925           -
  Weighted average price ($/Bbl)          $    25.22  $        -  $    25.25  $        -

CRUDE OIL COLLARS:
  Volumes (Bbls)                              22,750      68,250      45,250     112,500
  Weighted average floor price ($/Bbl)    $    18.00  $    18.00  $    18.00  $    18.00
  Weighted average ceiling price ($/Bbl)       22.56       22.29       22.56       22.29


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

New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Asset Retirement Obligations" (SFAS 143) which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.4 million increase in the carrying values of proved properties, (ii) a $0.8 million decrease in accumulated depletion of oil and natural gas properties and (iii) a $1.9 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iii) was to record a gain of $0.3 million as a cumulative effect adjustment of a change in accounting principle in our consolidated statements of operations upon adoption on January 1, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS No. 150). SFAS No. 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). We adopted this standard as required on July 1, 2003. Upon adoption, Series A preferred stock and Series B preferred stock will be reclassifed as liabilities on the balance sheet. The combined carrying value of the preferred stock is $26.3 million at June 30, 2003. We are continuing to assess the impact of SFAS No. 150 and may be required to make other adjustments that will have an effect on our consolidated financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

     This interpretation of SFAS 141 and 142 would only affect our balance sheet classification of oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

     At June 30, 2003 we had undeveloped leaseholds of approximately $4.0 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $0.1 million that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

     We will continue to classify our oil and gas leaseholds as tangible oil and gas properties until further guidance is provided.

Risk Factors Related to Our Business

     - Our level of indebtedness may adversely affect our cash available for operations, thus limiting our growth, our ability to make interest and principal payments on our indebtedness as they become due and our flexibility to respond to market changes.
     - We have substantial capital requirements for which we may not be able to obtain adequate financing.
     - Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results by limiting our liquidity and flexibility to accelerate our drilling program.
     - Our hedging transactions could reduce revenues in a rising commodity price environment or expose us to other risks.
     - Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.
     - We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.
     - We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.
     - We cannot control the activities on the properties we do not operate and are unable to ensure their proper operation and profitability.
     - The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.
     - Lower oil and natural gas prices may cause us to record ceiling limitation write-downs which would reduce our stockholders' equity.
     - Our future operating results may fluctuate and significant declines in them would limit our ability to invest in projects.
     - The failure to replace reserves in the future would adversely affect our production and cash flows.
     - We are subject to uncertainties in reserve estimates and future net cash flows.
     - We face significant competition, and many of our competitors have resources in excess of our available resources.
     - We are subject to various governmental regulations and environmental risks which may cause us to incur substantial costs.
     -    Our business may suffer if we lose key personnel.

Disclosure Regarding Forward-Looking Statements

     Statements included in this report which are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), are forward-looking statements. These statements can be identified by the use of forward-looking terminology including "may," "believe," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number or risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Risk Factors Related to Our Business," and elsewhere in this report.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in "Risk Factors Related to Our Business" and elsewhere in this report could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common shares could decline.

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

DERIVATIVE CONTRACTS

The table below summarizes the derivative contracts which we were a party to at June 30, 2003, the total natural gas and crude oil production volumes subject to those contacts, the weighted average NYMEX reference price for those volumes and the unrealized gain (loss) for those contracts.

                             SWAPS                     COLLARS                           FLOORS
                    ----------------------  ---------------------------------  --------------------------
                                Weighted                  Weighted Average                   Weighted
                                Average                 Floor       Ceiling                   Average        Unrealized
NATURAL GAS         Volumes    Swap Price   Volumes     Price        Price      Volumes     Floor Price    gain / (loss)
                    --------  ------------  --------  ----------  -----------  ---------  ---------------  --------------
                    (MMbtu)    ($/MMbtu)    (MMbtu)          ($/MMbtu)          (MMbtu)       ($/MMbtu)    (In thousands)
Quarter Ended:
September 30, 2003   598,000  $      3.867         -  $        -  $         -    460,000  $         4.500  $        (905)
December 31, 2003    414,000         4.039         -           -            -    460,000            4.500           (604)
March 31, 2004       295,750         4.963   273,000       4.000        9.900          -                -           (236)
June 30, 2004        227,500         4.252   182,000       4.000        5.450          -                -           (190)
September 30, 2004   138,000         4.180   138,000       4.000        5.390          -                -           (123)
December 31, 2004     92,000         4.360    92,000       4.000        5.620          -                -            (96)
March 31, 2005             -             -    90,000       4.000        7.250          -                -             (3)
June 30, 2005              -             -    91,000       4.000        5.400          -                -             (6)

CRUDE OIL             (Bbls)       ($/Bbl)    (Bbls)          ($/Bbl)            (Bbls)         ($/Bbl)    (In thousands)

September 30, 2003    55,200  $      23.77         -  $        -  $         -          -  $             -  $        (321)
December 31, 2003     41,400         23.21         -           -            -          -                -           (205)
March 31, 2004        29,575         25.35    13,650       23.00        27.74          -                -            (64)
June 30, 2004         20,475         24.52     9,100       23.00        26.64          -                -            (40)
September 30, 2004    13,800         23.91     9,200       23.00        25.91          -                -            (28)
December 31, 2004      9,200         23.80     9,200       23.00        25.39          -                -            (15)
March 31, 2005             -             -     9,000       23.00        25.07          -                -             (4)
June 30, 2005              -             -         -           -            -          -                -              -

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure controls and procedures. As of the end of the period covered by this report, our principal executive officer (CEO) and principal financial officer
(CFO) carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO believe that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and that Brigham's disclosure controls and procedures are effective.

Internal controls over financial reporting. There have been no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls subsequent to the evaluation of our disclosure controls and procedures.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a) We held our Annual Stockholders meeting on Wednesday, May 28, 2003, in Austin, Texas at 1 p.m. local time.

(b) Proxies were solicited by the Board of Directors of Brigham pursuant to Regualtion 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of the total 19,939,500 shares of our common stock and outstanding and entitled to vote, 13,929,109 shares were present in person or by proxy, representing approximately 70%. They only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:

          1. To elect eight directors to serve until the Annual Meeting of Stockholders in 2004.

                                                                                NUMBER OF SHARES
                                   NUMBER OF SHARES       NUMBER OF SHARES         WITHHOLDING
                                VOTING FOR ELECTION AS     VOTING AGAINST     AUTHORITY TO VOTE FOR
          NOMINEE                      DIRECTOR         ELECTION AS DIRECTOR  ELECTION AS DIRECTOR
          --------------------  ----------------------  --------------------  ---------------------
          Ben M. "Bud" Brigham              11,252,917             2,403,192                      -
          David T. Brigham                  13,378,604               550,505                      -
          Harold D. Carter                  11,526,117             2,402,992                      -
          Stephen C. Hurley                 13,346,804               582,305                      -
          Stephen P. Reynolds               13,378,604               550,505                      -
          Hobart A. Smith                   13,378,604               550,505                      -
          Steven A. Webster                 13,378,604               550,505                      -
          R. Graham Whaling                 13,346,804               582,305                      -

          2. To approve the appointment of PricewaterhouseCoopers LLP as independent auditors of Brigham for the year ending December 31, 2003.

          For                13,926,359
          Against                 1,350
          Abstained               1,400

          3. To consider and vote upon a proposal to approve and ratify the anti-dilution provisions of the warrants issued by Brigham in December 2002 to CSFB Private Equity.

          For                11,040,361
          Against             2,888,198
          Abstained                 550

          4. To consider and vote on a proposal to approve and amendment of the 1997 Director Stock Option Plan to (i) increase the number of options automatically granted to non-employee directors upon election to the Board of Directors and on December 31 of each year, and (ii) increase the number of shares of Common Stock available under this plan.

          For                13,509,676
          Against               317,183
          Abstain               102,250

          5. To consider and vote upon a proposal to approve and ratify certain non-plan stock options granted to non-employee directors.

          For                13,680,103
          Against               246,956
          Abstain                 2,050


          6. To consider and vote on a proposal to approve an amendment to the 1997 Incentive Plan to increase the number of shares of Common Stock available under the Plan.

          For                10,393,373
          Against             3,534,236
          Abstain                 1,500


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.53 Agreement and Partial Termination of Agreement and Assignment of Interest in Geophysical Exploration Agreement, Esperson Dome Project, dated March 14, 2003, by and between Brigham Oil & Gas, L.P. and Vaquero Gas Company Incorporated.

31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Sec. 1350



(b)  Reports on Form 8-K:

     We submitted a report on Form 8-K on April 1, 2003, to announce the filing of our Form 10-K for 2002 and updates to its 2002 financial statements for the year ended December 31, 2002. The Form 8-K included a copy of the press release that provided this announcement.

     We submitted a report on Form 8-K on May 6, 2003, to announce our financial results for the first quarter 2003. The Form 8-K included a copy of the press release that provided this announcement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.

                                   BRIGHAM EXPLORATION COMPANY


                                   By:  /s/  BEN M. BRIGHAM
                                        -------------------
                                        Ben M. Brigham
                                        Chief Executive Officer, President
                                        and Chairman of the Board



                                   By:  /s/  EUGENE B SHEPHERD, JR.
                                        ---------------------------
                                        Eugene B. Shepherd, Jr.
                                        Chief Financial Officer