Form 10-Q
period 2003-09-30
BRIGHAM EXPLORATION CO
filed 2003-11-14
CIK 1034755

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

                For the quarterly period ended September 30, 2003

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                                       OUTSTANDING
                         -----                                       -----------


Common Stock, par value $.01 per share as of November 12, 2003        27,971,542

================================================================================

                           BRIGHAM EXPLORATION COMPANY

                       THIRD QUARTER 2003 FORM 10-Q REPORT

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - September 30, 2003 and
          December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .1

          Consolidated Statements of Operations - Three and
          nine months ended September 30, 2003 and 2002 . . . . . . . . . . .2

          Consolidated Statements of Stockholders' Equity -
          Nine months ended September 30, 2003. . . . . . . . . . . . . . . .3

          Consolidated Statements of Cash Flows - Nine months
          ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . .4

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                                             BRIGHAM EXPLORATION COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2003             2002
                                                                                     ---------------  --------------
                                          ASSETS
                                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $       11,016   $      15,318
  Accounts receivable                                                                         9,796          11,361
  Gas imbalance receivable                                                                    9,193           3,656
  Other current assets                                                                        1,516           2,987
                                                                                     ---------------  --------------
      Total current assets                                                                   31,521          33,322
                                                                                     ---------------  --------------

Oil and natural gas properties, net (full cost method)                                      183,745         164,980
Other property and equipment, net                                                             1,210           1,234
Deferred loan fees                                                                            2,571           2,391
Other noncurrent assets                                                                         126             132
                                                                                     ---------------  --------------
                                                                                     $      219,173   $     202,059
                                                                                     ===============  ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $       13,709   $      14,486
  Royalties payable                                                                           5,442           4,508
  Accrued drilling costs                                                                      1,674           2,727
  Participant advances received                                                                 600           1,955
  Gas imbalance liability                                                                    12,925           5,650
  Other current liabilities                                                                   3,238           4,684
                                                                                     ---------------  --------------
    Total current liabilities                                                                37,588          34,010
                                                                                     ---------------  --------------

Senior credit facility                                                                       13,000          60,000
Senior subordinated notes                                                                    22,685          21,797
Other noncurrent liabilities                                                                  2,470             186

Commitments and contingencies

Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 1,872,884 and 1,765,132 shares
  issued and outstanding at September 30, 2003 and December 31, 2002, respectively           21,989          19,540
Series B Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated
  and redemption value, 1,000,000 shares authorized, 531,829 and 501,226 shares issued and outstanding at September 30, 2003 and December 31, 2002,
  respectively                                                                                5,416           4,777

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which
    2,250,000 and 1,000,000 shares are designated as Series A and Series
    B, respectively                                                                               -               -
  Common stock, $.01 par value, 50 million shares authorized, 29,115,824 and 20,618,161 shares issued and 27,971,542 and 19,479,979 shares outstanding
    at September 30, 2003 and December 31, 2002, respectively                                   291             206
  Additional paid-in capital                                                                133,031          93,436
  Treasury stock, at cost; 1,144,282 and 1,138,182 shares at September 30,
    2003 and December 31, 2002, respectively                                                 (4,292)         (4,282)
  Unearned stock compensation                                                                (1,975)           (212)
  Accumulated other comprehensive (loss) income                                              (1,010)         (3,047)
  Accumulated deficit                                                                       (10,020)        (24,352)
                                                                                     ---------------  --------------
    Total stockholders' equity                                                              116,025          61,749
                                                                                     ---------------  --------------
                                                                                     $      219,173   $     202,059
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

                                      BRIGHAM EXPLORATION COMPANY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                ------------------  ------------------
                                                                  2003      2002      2003      2002
                                                                --------  --------  --------  --------

Revenues:
  Oil and natural gas sales                                     $13,181   $ 9,434   $39,947   $24,637
  Other revenue                                                      32        15       113        42
                                                                --------  --------  --------  --------
                                                                 13,213     9,449    40,060    24,679
                                                                --------  --------  --------  --------
Costs and expenses:
  Lease operating                                                 1,793       761     4,037     2,428
  Production taxes                                                  553       475     2,297     1,327
  General and administrative                                      1,094     1,099     3,420     3,781
  Depletion of oil and natural gas properties                     3,952     3,587    11,853    10,118
  Depreciation and amortization                                     192       103       449       307
  Accretion of discount on asset retirement obligations              39         -       110         -
                                                                --------  --------  --------  --------
                                                                  7,623     6,025    22,166    17,961
                                                                --------  --------  --------  --------
      Operating income                                            5,590     3,424    17,894     6,718
                                                                --------  --------  --------  --------

Other income (expense):
  Interest income                                                     8        12        36       105
  Interest expense                                               (1,110)   (1,614)   (3,616)   (4,684)
  Other income (expense)                                            (80)      (87)     (250)     (256)
                                                                --------  --------  --------  --------
                                                                 (1,182)   (1,689)   (3,830)   (4,835)
                                                                --------  --------  --------  --------
Income before income taxes and cumulative effect of
  change in accounting principle                                  4,408     1,735    14,064     1,883
Income taxes                                                          -         -         -         -
                                                                --------  --------  --------  --------
Income before cumulative effect of change in accounting
    principle                                                     4,408     1,735    14,064     1,883
Cumulative effect of change in accounting principle                   -         -       268         -
                                                                --------  --------  --------  --------
Net income                                                        4,408     1,735    14,332     1,883
Less accretion and dividends on redeemable preferred stock        1,065       746     3,088     2,165
                                                                --------  --------  --------  --------
Net income (loss) available to common stockholders              $ 3,343   $   989   $11,244   $  (282)
                                                                ========  ========  ========  ========

Net income (loss) per share available to common stockholders:
  Basic
    Income (loss) before cumulative effect of change in
      accounting principle                                      $  0.16   $  0.06   $  0.54   $ (0.02)
    Cumulative effect of change in accounting principle               -         -      0.01         -
                                                                --------  --------  --------  --------
                                                                $  0.16   $  0.06   $  0.55   $ (0.02)
                                                                ========  ========  ========  ========

  Diluted
    Income (loss) before cumulative effect of change in
      accounting principle                                      $  0.13   $  0.06   $  0.42   $ (0.02)
    Cumulative effect of change in accounting principle               -         -      0.01         -
                                                                --------  --------  --------  --------
                                                                $  0.13   $  0.06   $  0.43   $ (0.02)
                                                                ========  ========  ========  ========

Weighted average shares outstanding:
  Basic                                                          21,210    16,057    20,340    16,037
                                                                ========  ========  ========  ========
  Diluted                                                        30,751    19,866    32,406    16,037
                                                                ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                 BRIGHAM EXPLORATION COMPANY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                         ACCUMULATED
                                   COMMON STOCK    ADDITIONAL              UNEARNED         OTHER                     TOTAL
                                 ----------------   PAID IN   TREASURY      STOCK       COMPREHENSIVE  ACCUMULATED STOCKHOLDERS'
                                 SHARES  AMOUNTS    CAPITAL    STOCK     COMPENSATION   INCOME (LOSS)    DEFICIT     EQUITY
                                 ------  --------  ---------  --------  --------------  --------------  ---------  ---------
Balance, December 31, 2002       20,618  $    206  $ 93,436   $(4,282)  $        (212)  $      (3,047)  $(24,352)  $ 61,749
Comprehensive income:
  Net income                          -         -         -         -               -               -     14,332     14,332
  Deferred hedge gains and
    losses, net of tax:
    Unrealized gain on cash
      flow hedges                     -         -         -         -               -           1,956          -      1,956
    Net losses included in
      net income                      -         -         -         -               -              81          -         81
                                                                                                                   ---------
    Comprehensive income                                                                                             16,369
Issuance of common stock          7,384        74    39,926         -               -               -          -     40,000
Exercise of employee stock
  options                           250         2       658         -               -               -          -        660
Issuance of stock options             -         -       296         -            (296)              -          -          -
Issuance of restricted stock          -         -     1,831         -          (1,831)              -          -          -
Expiration of employee stock
  options                             -         -       (19)        -               -               -          -        (19)
Forfeitures of restricted stock       -         -         -       (10)              2               -          -         (8)
Warrants exercised for
  common stock                      864         9        (9)        -               -               -          -          -
In kind dividends on Series A
  mandatorily redeemable
  preferred stock                     -         -    (2,155)        -               -               -          -     (2,155)
Accretion on Series A
  mandatorily redeemable
  preferred stock                     -         -      (294)        -               -               -          -       (294)
In kind dividends on Series B
  mandatorily redeemable
  preferred stock                     -         -      (612)        -               -               -          -       (612)
Accretion on Series B
  mandatorily redeemable
  preferred stock                     -         -       (27)        -               -               -          -        (27)
Amortization of unearned
  stock compensation                  -         -         -         -             362               -          -        362
                                 ------  --------  ---------  --------  --------------  --------------  ---------  ---------
Balance, September 30, 2003      29,116  $    291  $133,031   $(4,292)  $      (1,975)  $      (1,010)  $(10,020)  $116,025
                                 ======  ========  =========  ========  ==============  ==============  =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                                    BRIGHAM EXPLORATION COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                                                                2003       2002
                                                                              ---------  ---------

Cash flows from operating activities:
  Net income                                                                  $ 14,332   $  1,883
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                               11,853     10,118
      Depreciation and amortization                                                449        307
      Interest paid through issuance of additional senior subordinated notes       888        785
      Amortization of deferred loan fees  and debt issuance costs                  809        888
      Market value adjustment for derivative instruments                           250       (278)
      Accretion of discount on asset retirement obligations                        110          -
      Cumulative effect of change in accounting principle                         (268)         -
      Stock option compensation expense                                              -        596
      Changes in operating assets and liabilities:
        Accounts receivable                                                      1,565     (2,881)
        Gas imbalance receivable and other current assets                       (4,193)    (1,931)
        Accounts payable                                                          (777)     4,707
        Royalties payable                                                          934      6,263
        Participant advances received                                           (1,355)     1,058
        Gas imbalance and other current liabilities                              7,863        685
        Other noncurrent assets and liabilities                                    (35)        (5)
                                                                              ---------  ---------
            Net cash provided by operating activities                           32,425     22,195
                                                                              ---------  ---------
Cash flows from investing activities:
    Additions to oil and natural gas properties                                (30,356)   (18,737)
    Proceeds from sale of oil and natural gas properties                         1,183        617
    Additions to other property and equipment                                     (247)      (218)
    Decrease (increase) in drilling advances paid                                   18       (512)
                                                                              ---------  ---------
            Net cash used by investing activities                              (29,402)   (18,850)
                                                                              ---------  ---------
Cash flows from financing activities:
    Proceeds from the issuance of common stock, net of issuance costs           40,000          -
    Repayment of senior credit facility                                        (47,000)         -
    Deferred loan fees paid                                                       (985)      (360)
    Proceeds from issuance of senior subordinated notes                              -      4,000
    Proceeds from exercise of employee stock options                               660        113
    Principal payments on capital lease obligations                                  -        (28)
                                                                              ---------  ---------
            Net cash provided (used) by financing activities                    (7,325)     3,725
                                                                              ---------  ---------
Net increase (decrease) in cash and cash equivalents                            (4,302)     7,070
Cash and cash equivalents, beginning of year                                    15,318      5,112
                                                                              ---------  ---------
Cash and cash equivalents, end of period                                      $ 11,016   $ 12,182
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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION  AND  NATURE  OF  OPERATIONS

     Brigham Exploration Company ("Brigham"), a Delaware corporation formed on February 25, 1997, explores and develops onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham focuses its exploration and development of onshore oil and natural gas properties primarily in the Texas Gulf Coast, the Anadarko Basin, and West Texas.

2.   BASIS  OF  PRESENTATION

     The accompanying financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham's 2002 Annual Report on Form 10-K/A pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas against Steve Massey Company, Inc. ("Massey") for breach of contract. The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer "347" No. 5 well (the "Palmer #5") and the loss of the Palmer #5 as a producing well. Brigham believes the amount of damages incurred due to the loss of the Palmer #5 may exceed $5 million. Massey joined as additional defendants to the lawsuit other parties that had responsibility for the manufacture, importation or fabrication of the casing for its use in the Palmer #5. Brigham then amended its petition, adding claims of breach of warranty, negligence, misrepresentation and strict liability against Massey, and claims of negligence and strict liability against Curley's Fishing Tools Specialty, one of the additional defendants joined by Massey. A trial has been set for January 2004.

     On February 20, 2002, Massey filed an Original Petition to Foreclose Lien in Brooks County, Texas. Massey's Petition claims Brigham breached its contract for failure to pay for the casing it furnished Brigham for the Palmer #5 (and that Brigham's claim, forming the basis of the lawsuit described in the paragraph above, is defective). Massey's Petition claims Brigham owes Massey a total of $445,819. Brigham's Motion to Transfer Venue to Travis County, Texas, and Motion to Consolidate Massey's claim with Brigham's suit against Massey pending in Travis County, were recently granted. If Massey is successful in its claim, and if Brigham does not otherwise satisfy the judgment, Massey would have the right to foreclose its lien against the well, associated equipment and Brigham's leasehold interest. At this point in time, Brigham cannot predict the outcome of either its Travis County case or Massey's claim.

     On July 11, 2002, an employee of a contractor on Brigham's Burkhart #1-R location, Matagorda County, Texas, was involved in a fatal accident. The United States Department of Labor Occupational Safety & Health Administration conducted an inspection and in October 2003, Brigham signed an agreement to settle inspection issues for $70,000.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     On October 8, 2002, relatives of the contractor's employee filed a wrongful death action in the district court for Matagorda County, Texas, against Brigham and three of Brigham's contractors in connection with his accidental death on July 11, 2002. Plaintiffs are seeking unspecified actual and punitive damages. Brigham cannot predict the outcome of this case, however Brigham believes it has sufficient insurance to cover the claim. Trial has been set to begin December 1, 2003.

     The operator of the Stonehocker #1 is disputing Brigham's ownership interest in the well. Brigham expects the Oklahoma Corporation Commission to rule on the dispute before year-end. The Stonehocker #1 began producing to sales in early July 2003 at a rate of approximately 7.0 MMcf of natural gas per day, or approximately 0.9 MMcfed net to Brigham, if Brigham prevails.

     A company that relinquished its working interest in the Nold #1S well as a result of a non-consent election in the re-completion of the well has asserted that it did not relinquish its interest, but rather became subject only to a 400 percent payout provision. In September 2003, Brigham responded to this claim.
No other developments have occurred since. If the issue were to be litigated, and the ruling unfavorable, Brigham would be required to distribute revenues in excess of expenses for the disputed interest periods subsequent to payout. The financial statement impact of an unfavorable ruling would be an out of period reduction in revenue and expenses, with an overall negative impact on net income of approximately $0.7 million at September 30, 2003.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three and nine months ended September 30, 2003 and 2002:



                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                ----------------  -----------------
                                                 2003     2002     2003      2002
                                                -------  -------  -------  --------
                                             (In thousands, except per share amounts)
Basic EPS:
    Income (loss) available to common
      stockholders before cumulative change
      in accounting principle                   $ 3,343  $   989  $10,976  $  (282)
    Cumulative change in accounting principle         -        -      268        -
                                                -------  -------  -------  --------
      Income (loss) available to common
        stockholders                            $ 3,343  $   989  $11,244  $  (282)
                                                =======  =======  =======  ========
      Common shares outstanding                  21,210   16,057   20,340   16,037
                                                =======  =======  =======  ========

  Basic EPS
    Income (loss) available to common
      stockholders before change in
      accounting principle                      $  0.16  $  0.06  $  0.54  $ (0.02)
    Cumulative change in accounting principle         -        -     0.01        -
                                                -------  -------  -------  --------
                                                $  0.16  $  0.06  $  0.55  $ (0.02)
                                                =======  =======  =======  ========


                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Diluted EPS:
    Income (loss) available to common
      stockholders before cumulative change
      in accounting principle                   $ 3,343  $   989  $10,976  $  (282)
    Cumulative change in accounting principle         -        -      268        -
                                                -------  -------  -------  --------
      Income (loss) available to common
        stockholders                              3,343      989   11,244     (282)
    Adjustments for assumed conversions:
      Interest on convertible debt                    -      139        -        -
      Dividends and accretion on mandatorily
        redeemable preferred stock (1)              689        -    2,715        -
                                                -------  -------  -------  --------
                                                    689      139    2,715        -
                                                -------  -------  -------  --------
  Income (loss) available to common
    stockholders before change in accounting
    principle-diluted                             4,032    1,128   13,691     (282)
    Cumulative change in accounting principle         -        -      268        -
                                                -------  -------  -------  --------
      Income (loss) available to common
        stockholders-diluted                    $ 4,032  $ 1,128  $13,959  $  (282)
                                                =======  =======  =======  ========



  Common shares outstanding                      21,210   16,057   20,340   16,037
  Effect of dilutive securities:
    Warrants                                          -      947      402        -
    Mandatorily redeemable preferred stock        8,966        -   11,071        -
    Convertible debt                                  -    2,564        -        -
    Stock options                                   575      298      593        -
                                                -------  -------  -------  --------
  Potentially dilutive common shares              9,541    3,809   12,066        -
                                                -------  -------  -------  --------
    Adjusted common shares outstanding
      diluted                                    30,751   19,866   32,406   16,037
                                                =======  =======  =======  ========

  Diluted EPS
    Income (loss) available to common
      stockholders before change in
      accounting principle                      $  0.13  $  0.06  $  0.42  $ (0.02)
    Change in accounting principle                    -        -     0.01        -
                                                -------  -------  -------  --------
                                                $  0.13  $  0.06  $  0.43  $ (0.02)
                                                =======  =======  =======  ========

(1) The amount of dividends included in dividends and accretion on mandatorily redeemable preferred stock includes only the dividends paid in kind on the $40 million of mandatorily redeemable preferred stock (2.0 million shares) that were issued with warrants whose exercise price is payable in either cash or in shares of mandatorily redeemable preferred stock.


     Options and warrants to purchase 2.1 million shares and 12.0 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2003 and 2002, respectively, and options and warrants to purchase 12,000 shares and 19.1 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2003 and 2002, respectively, because the effects would have been antidilutive.

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

     At September 30, 2003, the fair value of hedging contracts included in other current assets was approximately $0.1 million and the fair value of hedging contracts included in other liabilities was approximately $1.3 million of which approximately $0.1 million was classified as noncurrent. For the three months ended September 30, 2003 and 2002, Brigham recognized cash settlement losses of $1.1 million and $0.5 million, respectively, which were recorded as a reduction of oil and natural gas sales. For the nine months ended September 30, 2003 and 2002, Brigham recognized cash settlement losses of $6.1 million and $0.8 million, respectively, which were recorded as a reduction of oil and natural gas sales. For the three months ended September 30, 2003 and 2002, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $80,000 and $0.1 million, respectively. For the nine months ended September 30, 2003 and 2002, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.3 million and $0.1 million, respectively. These amounts are included in other income (expense). Based on market prices at September 30, 2003, approximately $(1.0) million of the balance in accumulated other comprehensive income (loss) would be expected to transfer to earnings during the next 12 months.

     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At September 30, 2003 and 2002, there were no derivatives not qualifying as hedging contracts. For the three months ended September 30, 2003, and 2002, Brigham did not recognize any non-cash gains or losses related to changes in the fair values of these derivative contracts. For the nine months ended September 30, 2003, and 2002, other income (expense) included $0 and $0.4 million, respectively, in non-cash gains related to changes in the fair values of these derivative contracts and $0 and $0.6 million, respectively, in cash losses related to cash settlement payments made by Brigham to the counterparty.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


DERIVATIVE CONTRACTS

     The following table summarizes the hedging contracts which Brigham was a party to at September 30, 2003, the total natural gas and crude oil production volumes subject to those contacts and the weighted average NYMEX reference price for those volumes.

                               SWAPS                         COLLARS                     FLOORS
                    ----------------------------  -----------------------------  ----------------------
                                   Weighted                  Weighted   Average              Weighted
                                   Average                     Floor    Ceiling               Average
NATURAL GAS          Volumes      Swap Price       Volumes     Price     Price    Volumes   Floor Price
                    ---------  -----------------  ---------  ---------  -------  ---------  -----------
                     (MMbtu)       ($/MMbtu)       (MMbtu)        ($/MMbtu)       (MMbtu)    ($/MMbtu)
Quarter Ended:
December 31, 2003     414,000              4.039          -          -        -    460,000        4.500
March 31, 2004        295,750              4.963    455,000      4.100    8.540          -            -
June 30, 2004         227,500              4.252    318,500      4.107    5.300          -            -
September 30, 2004    138,000              4.180    230,000      4.100    5.266          -            -
December 31, 2004      92,000              4.360    184,000      4.125    5.565          -            -
March 31, 2005              -                  -    157,500      4.107    6.671          -            -
June 30, 2005               -                  -    136,500      4.083    5.107          -            -

CRUDE OIL              (Bbls)       ($/Bbl)          (Bbls)         ($/Bbl)         (Bbls)    ($/Bbl)

December 31, 2003      41,400              23.21          -          -        -          -            -
March 31, 2004         29,575              25.35     31,850      23.00    29.20          -            -
June 30, 2004          20,475              24.52     22,750      23.00    28.09          -            -
September 30, 2004     13,800              23.91     18,400      23.00    27.00          -            -
December 31, 2004       9,200              23.80     16,100      23.00    26.21          -            -
March 31, 2005              -                  -     15,750      23.00    25.85          -            -
June 30, 2005               -                  -      6,825      23.00    26.45          -            -

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and nine month periods ended September 30, 2003 and 2002:

                                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                ----------------  -----------------
                                                                 2003     2002      2003     2002
                                                                -------  -------  --------  -------
NATURAL GAS
 Average price per Mcf as reported (including hedging results)  $ 5.27   $ 3.23   $  5.17   $ 3.02
 Average price per Mcf realized (excluding hedging results)     $ 5.72   $ 3.29   $  6.16   $ 3.04
 Increase (decrease) in revenue (in thousands)                  $ (738)  $  (87)  $(4,584)  $  (69)
OIL
 Average price per Bbl as reported (including hedging results)  $28.08   $24.85   $ 28.31   $23.04
 Average price per Bbl realized (excluding hedging results)     $30.31   $27.04   $ 31.08   $24.50
 Decrease in revenue (in thousands)                             $ (356)  $ (414)  $(1,554)  $ (735)

6.   ASSET  RETIREMENT  OBLIGATIONS

     On January 1, 2003, Brigham adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Brigham has asset retirement

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


obligations associated with the future plugging and abandonment of proved properties and related facilities. Prior to the adoption of SFAS 143, Brigham assumed salvage value approximated plugging and abandonment costs. As such, estimated salvage value was not excluded from depletion and plugging and abandonment costs were not accrued for over the life of the oil and gas properties.

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

     The following pro forma data summarizes Brigham's net income (loss) and net income (loss) per share as if Brigham had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $1.8 million:

                                            THREE MONTHS ENDED NINE MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                               --------------  -----------------
                                                2003    2002     2003     2002
                                               ------  ------  --------  -------
                                           (In thousands, except per share amounts)

Net income (loss), as reported                 $3,343  $ 989   $11,244   $ (282)
Pro forma adjustments to reflect retroactive
      adoption of SFAS 143                          -     21      (268)      63
Pro forma adjustments to reflect accretion
      expense                                       -    (34)        -     (100)
                                               ------  ------  --------  -------
Pro forma net income (loss)                    $3,343  $ 976   $10,976   $ (319)
                                               ======  ======  ========  =======

Net income (loss) per share:
  Basic - as reported                          $ 0.16  $0.06   $  0.55   $(0.02)
                                               ======  ======  ========  =======
  Basic - pro forma                            $ 0.16  $0.06   $  0.54   $(0.02)
                                               ======  ======  ========  =======

  Diluted - as reported                        $ 0.13  $0.06   $  0.43   $(0.02)
                                               ======  ======  ========  =======
  Diluted - pro forma                          $ 0.13  $0.06   $  0.42   $(0.02)
                                               ======  ======  ========  =======


     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and nine months ended September 30, 2003:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30, 2003   SEPTEMBER 30, 2003
                                         -------------------  -------------------
                                                     (In thousands)

Beginning asset retirement obligations   $             2,062  $             1,931
Liabilities incurred                                      82                  142
Accretion expense                                         39                  110
                                         -------------------  -------------------
Ending asset retirement obligations      $             2,183  $             2,183
                                         ===================  ===================


7.   STOCK  BASED  COMPENSATION

     Brigham accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly,

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Brigham has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income
(loss) and net income (loss) per share for the three and nine month periods ended September 30, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                ----------------  -----------------
                                                                 2003     2002      2003     2002
                                                                -------  -------  --------  -------

(In thousands, except per share amounts)
Net income (loss) available to common stockholders - basic:
  As reported                                                   $3,343   $  989   $11,244   $ (282)
  Add back: Stock compensation expense
    previously included in net income                                5        3        10       13
  Effect of total employee stock-based
    compensation expense, determined
    under fair value method for all awards                         (98)     (95)     (279)    (297)
                                                                -------  -------  --------  -------
  Pro forma                                                     $3,250   $  897   $10,975   $ (566)
                                                                =======  =======  ========  =======

Net income (loss) available to common stockholders - diluted:
  As reported                                                   $4,032   $1,128   $13,959   $ (282)
  Add back: Stock compensation expense
    previously included in net income                                5        3        10       13
  Effect of total employee stock-based
    compensation expense, determined
    under fair value method for all awards                         (98)     (95)     (279)    (297)
                                                                -------  -------  --------  -------
  Pro forma                                                     $3,939   $1,036   $13,690   $ (566)
                                                                =======  =======  ========  =======

Net income (loss) per share:
  Basic:
    As reported                                                 $ 0.16   $ 0.06   $  0.55   $(0.02)
    Pro forma                                                     0.15     0.06      0.54    (0.04)
  Diluted:
    As reported                                                 $ 0.13   $ 0.06   $  0.43   $(0.02)
    Pro forma                                                     0.13     0.06      0.42    (0.04)

8.   ISSUANCE  OF  COMMON  STOCK

     In September 2003, Brigham issued 7,384,090 shares of common stock in a public offering and received proceeds of approximately $40 million, net of underwriting commissions and other offering expenses. The proceeds of the offering will be used to accelerate exploration and development activities and for general corporate purposes. Following the offering, proceeds were used to pay down the senior credit facility.

9.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS 150). SFAS 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). Brigham adopted this standard as required on July 1, 2003. Upon adoption, the balance sheet classification of the mandatorily redeemable Series A and B preferred stock did not change because these instruments do not meet the criteria of

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


mandatorily redeemable financial instruments as defined by SFAS 150. SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. The mandatorily redeemable Series A and B preferred stock do not embody an unconditional obligation requiring Brigham to transfer its assets to redeem the instruments.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

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

     At September 30, 2003 we had undeveloped leaseholds of approximately $4.2 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $0.4 million that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under SFAS 142 related to these interests.

     Brigham will continue to classify our oil and gas leaseholds as tangible oil and gas properties until further guidance is provided.

10.  SUBSEQUENT  EVENT

     In November 2003, Brigham notified the holder of the Series A warrants of its intent to exercise its right to force the exercise of warrants to purchase
6.7 million shares of common stock at an exercise price of $3.00 per share. Brigham will receive no additional proceeds from the exercise of the warrants. The 6.7 million shares issued upon the exercise of the warrants have not been registered under the Securities Act of 1933. Subsequent to the exercise, Brigham will have approximately 34.6 million shares of common shares outstanding. The exercise will effectively convert 1,000,000 shares of mandatorily redeemable Series A Preferred Stock to 6.7 million shares of common stock and will reduce the carrying value of the mandatorily redeemable Series A Preferred Stock by approximately $9.0 million, increase the common stock balance by approximately $67,000 and increase additional paid in capital by approximately $9.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to the Company's financial condition provided in our 2002 Annual Report on Form 10-K/A, and analyzes the changes in the results of operations between the three and nine-month periods ended September 30, 2003, and the comparable periods for 2002.

Overview

     In September 2003, we sold 7,384,090 shares of common stock for $5.85 per share and received net proceeds, after paying the underwriting discount and other offering expenses, of $40 million. In connection with our common stock offering we have accelerated our budgeted capital spending for 2003 to $51.5 million up from $39.3 million at the start of 2003. See also "Liquidity and Capital Resources-Capital Expenditures".

     In November 2003, we notified the holder of our Series A warrants of our intent to exercise our right to force the exercise of warrants to purchase 6.7 million shares of common stock at an exercise price of $3.00 per share. We will receive no additional proceeds from the exercise of the warrants. The 6.7 million shares issued upon the exercise of the warrants have not been registered under the Securities Act of 1933. Subsequent to the exercise, we will have approximately 34.6 million shares of common shares outstanding. The exercise will effectively convert 1,000,000 shares of mandatorily redeemable Series A Preferred Stock to 6.7 million shares of common stock and will reduce the carrying value of our mandatorily redeemable Series A Preferred Stock by approximately $9.0 million, increase our common stock balance by approximately $67,000 and increase additional paid in capital by approximately $9.0 million.

     For the three-month period ended September 30, 2003, we recorded net income to common stockholders of $3.3 million, or $0.13 per diluted share, on total revenues of $13.2 million compared to net income of $1.0 million, or $0.06 per diluted share, on total revenues of $9.4 million for the three-month period ended September 30, 2002.

     For the nine-month period ended September 30, 2003, our net income to common stockholders was $11.2 million, or $0.43 per diluted share, on total revenues of $40.1 million compared to a net loss of $282,000 or $0.02 per diluted share, on total revenues of $24.7 million for the nine-month period ended September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash during the first nine months of 2003 were net cash provided by operating activities, net proceeds from the sale of common stock and proceeds from the exercise of employee stock options. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation, and to reduce the level of borrowings outstanding under our senior credit facility. Net cash provided by operations, along with the remaining availability under our senior credit facility and our cash balance at September 30, 2003, are projected to be sufficient to fund our capital expenditures for the remainder of 2003.

Cash Flow from Operating Activities

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                    2003            2002
                                               --------------  ---------------
                                                  (In thousands, unaudited)

Net cash provided by operating activities      $       32,425  $        22,195

     Net cash provided by operating activities for the first nine months of 2003 increased 46% when compared to net cash provided by operating activities for the same period last year. The increase in net cash provided by operating activities was primarily due to an increase in both commodity prices and production volumes and lower interest expense on our senior credit facility. This increase was partially offset by an increase in our production costs. We had a working capital deficit of $7.0 million at September 30, 2003, compared to a working capital deficit of $688,000 at December 31, 2002. Working capital is the amount by which current assets exceed current liabilities. It is normal for us to report a working capital deficit at the end of a period. These deficits are primarily the result of accounts payable related to exploration and development costs, royalties payable and gas imbalance payables related to production from six wells in the Home Run Field. Settlement of these payables will be funded by cash flows from operations or, if necessary, by draw downs on our senior credit facility. Our gas imbalance payables are partially offset by gas imbalance receivables related to four wells in the Triple Crown and Floyd Fault Block Fields. Our gas imbalance related to the wells in the Home Run, Triple Crown and Floyd Fault Block Fields was partially settled in November 2003. Due to the settlement, we borrowed an additional $4 million under our senior credit facility. The settlement will reduce the balance of our gas imbalance payable by approximately $11.3 million and will reduce the balance of our gas imbalance receivable by approximately $6.3 million. The settlement of the gas imbalance receivable resulted in an increase to revenue of approximately $1.0 million due to higher prices received through the settlement. At September 30, 2003, current liabilities included a liability of $1.1 million related to the fair value of hedging contracts, which was partially offset by a current asset of $91,000 related to the fair value of hedging contracts.


Cash Flows from Investing Activities

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                    2003            2002
                                               --------------  ---------------
                                                  (In thousands, unaudited)

Net cash used by investing activities          $     (29,402)  $      (18,850)


     A 64% increase in net capital expenditures for the first nine months of 2003 over net capital expenditures during the first nine months of 2002 is the primary reason for the increase in net cash used by investing activities.


Cash Flows from Financing Activities

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                         2003            2002
                                                    --------------  ---------------
                                                       (In thousands, unaudited)

Net cash provided (used) by financing activities    $      (7,325)  $        3,725

     Net cash provided (used) by financing activities for the first nine months of 2003 included $40 million in net proceeds, after paying the underwriting discount and other offering expenses, from the sale of common stock in September 2003 and approximately $660,000 in proceeds from the exercise of employee stock options. We used the net proceeds from the sale of common stock to repay $40 million of borrowings that were outstanding under our senior credit facility.
In addition, during the first two quarters of 2003 we repaid $7.0 million of borrowings outstanding under our senior credit facility and incurred $985,000 in loan origination fees associated with putting in place our new senior credit facility in March 2003. During the first nine-month period of 2002 we borrowed an additional $4.0 million in senior subordinated notes and received $113,000 in proceeds from the exercise of employee stock options. During this same period we paid $360,000 in fees associated with our senior credit facility and subordinated notes and $28,000 in capital lease obligations.

Senior Credit Facility

     In March 2003, we replaced our senior credit facility with a new senior credit facility that provides for a maximum $80 million in commitments and an initial borrowing base of $70 million and matures in March 2006. However, in the event that our senior subordinated notes are not retired or refinanced prior to July 31, 2005, the senior credit facility will mature on August 31, 2005.
Our borrowing base on September 30, 2003, was $68.5 million. Borrowings under the new credit facility are secured by substantially all of our oil and natural gas properties and other tangible assets and bear interest at either the base rate of Soci t G n rale or London Interbank Offered Rate (LIBOR), at our option, plus a margin that varies according to facility usage. Interest is paid quarterly. The collateral value and borrowing base are redetermined semi-annually and are based in part on prevailing oil and natural gas prices. If, upon redetermination, our borrowing base decreases, we may have to repay a portion of our borrowings immediately, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned drilling activities. The unused portion of the committed borrowing base is subject to an annual commitment fee of 0.5%. Net proceeds from the sale of our common stock in September 2003 were used to repay $40 million of borrowings outstanding under our senior credit facility. In addition, during the first six months of 2003, we repaid $7.0 million of borrowings outstanding under our senior credit facility. As of September 30, 2003, we had $13 million of borrowings outstanding and $55.5 million in additional borrowing capacity under our senior credit facility. The interest rate on borrowings outstanding under our credit facility as of September 30, 2003 was 2.62%. Our current ratio at September 30, 2003 and interest coverage ratio for the twelve-month period ending September 30, 2003, were 2.3 to 1 and 7.0 to 1, respectively. We were in compliance with all covenants at September 30, 2003.

Capital  Expenditures

     Our capital spending budget at the start of 2003 was $39.3 million. Upon completion of our sale of common stock in September 2003 we increased the amount that we expect to spend in 2003 to $51.5 million. The majority of our remaining 2003 expenditures will be directed toward the drilling of our exploration and development inventory consistent with our primary objective of growing reserves, production volumes and cash flow. Approximately 66% of our 2003 drilling expenditures will be dedicated to development drilling. For 2003, we plan to spend $37.7 million in drilling capital expenditures to drill 42 (25 development and 17 exploratory) wells with an average working interest of approximately 42%. This is up from our original budget of $27.9 million to drill 41 wells with an average working interest of 36%. Spending will be funded by our cash flow from operations, availability under our senior credit facility and our current cash balance. Our accelerated capital expenditure budget for 2003 represents an increase of approximately 31% from that of our original 2003 budget. Capital spending for the three and nine months ending September 30, 2003 and 2002 is summarized as follows:

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                -----------------  ------------------
                                                                  2003     2002      2003      2002
                                                                --------  -------  --------  --------
                                                                      (In thousands, unaudited)

     Drilling                                                   $ 7,958   $2,311   $20,641   $12,176
     Land and geological & geophysical                            1,719    1,241     4,195     2,365
     Capitalized general & administrative and interest            1,463    1,332     4,623     3,914
     Proceeds from participants and sales                          (831)    (653)   (1,183)   (1,270)
                                                                --------  -------  --------  --------
           Net capital expenditures on oil and gas activities   $10,309   $4,231   $28,276   $17,185

     Other property and equipment                                    38       35       247       218
                                                                --------  -------  --------  --------
           Total net capital expenditures                       $10,347   $4,266   $28,523   $17,403
                                                                ========  =======  ========  ========


     Actual capital spending may vary and is subject to changing market conditions. The 2003 capital expenditure budget and the accelerated capital budget were developed using certain assumed price levels for the sales of crude oil and natural gas and forecasted production growth. Changes in commodity prices or variances from forecasted production growth could impact our cash flows from operations and funds available for reinvestment. For example, shortfalls in budgeted cash flows from operations could result in the reduction of the our capital spending program, increases in borrowing under our new senior credit facility, issuance of additional equity or debt securities or divestments of properties. We evaluate our level of capital spending throughout the year based upon drilling results, commodity prices and cash flows from operations.

RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                ----------------  ----------------
                                                 2003     2002     2003     2002
                                                -------  -------  -------  -------
                                                    (In thousands, unaudited)
Production (in thousands):
  Natural gas (MMcf)                             1,648    1,463    4,648    4,307
  Oil (MBbls)                                      160      189      562      504
    Natural gas equivalent (MMcfe)               2,608    2,599    8,019    7,332
    % Natural gas                                   63%      56%      58%      59%
Average sales prices per unit (after hedging)
  Natural gas (per Mcf)                         $ 5.27   $ 3.23   $ 5.17   $ 3.02
  Oil (per Bbl)                                  28.08    24.85    28.31    23.04
    Weighted average (per Mcfe)                   5.05     3.63     4.98     3.36
Costs and expenses per Mcfe:
  Lease operating                               $ 0.69   $ 0.29   $ 0.50   $ 0.33
  Production taxes                                0.21     0.18     0.29     0.18
  General and administrative                      0.42     0.42     0.43     0.52
  Depletion of oil and natural gas properties     1.52     1.38     1.48     1.38


Comparison of the three-month and nine-month periods ended September 30, 2003 and 2002

     Production. Our production for the three-month period ended September 30, 2003 was up slightly when compared to production for the three-month period ended September 30, 2002. Our average net equivalent daily production volumes for the third quarter 2003 were 29.0 MMcfe/d compared to 28.9 MMcfe/d for the same period of 2002. New production related to recently completed wells was partially offset by the natural decline of existing production. Natural gas represented 63% of our total production volumes during the third quarter of 2003 compared to 56% during the third quarter of 2002.

     For the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002, our net equivalent production volume increased 9%. Our average net equivalent daily production volumes for the first nine months of 2003 were 29.7 MMcfe/d compared to 27.2 MMcfe/d for the same period of 2002. The increase in our production volume was due to production growth from wells that were drilled and completed during late 2002 or the first nine months of 2003. New production related to these recently completed wells was partially offset by the natural decline of existing production. Natural gas represented 58% of our total production volumes during the first nine months of 2003 compared to 59% during the first nine months of 2002.

     Revenues from the sale of oil and natural gas. Revenues from the sale of oil and natural gas for the three-month period ended September 30, 2003 were 40% higher than revenues for the three-month period ended September 30, 2002.
Higher commodity prices accounted for approximately all of this increase. Revenues from the sale of oil and natural gas for the third quarter 2003 including $953,000 in price adjustments due to the settlement of our gas imbalance were $13.2 million compared to $9.4 million during the third quarter of 2002. Revenues from the sale of oil and natural gas for the third quarter 2003 included a loss of $1.1 million related to the cash settlement of hedging transactions compared to a loss of $501,000 during the third quarter of 2002.

     Revenues from the sale of oil and natural gas for the nine-month period ended September 30, 2003 including $953,000 in price adjustments due to the settlement of our gas imbalance were 62% higher than revenues for the nine-month period ended September 30, 2002. Higher commodity prices accounted for approximately all of this increase. Revenues from the sale of oil and natural gas for the first nine months of 2003 were $39.9 million compared to $24.6 million for the first nine months of 2002. Revenues from the sale of oil and natural gas for the first nine months of 2003 included a loss of $6.1 million related to the cash settlement of hedging transactions compared to a loss of $804,000 during the first nine months of 2002.

     Production costs. Production costs include the cost of labor and supervision to operate the wells and related equipment; repairs and maintenance; related materials, fuel, and supplies utilized in operating the wells and related equipment and facilities; property taxes and insurance applicable to wells and related facilities and equipment; and severance taxes.

                                                    THREE MONTHS ENDED NINE MONTHS ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                       --------------  --------------
                                                        2003    2002    2003    2002
                                                       ------  ------  ------  ------
                                                          (In thousands, unaudited)

Lease operating expenses, excluding ad valorem taxes   $1,624  $  692  $3,538  $2,218
Ad valorem taxes                                          169      69     499     210
                                                       ------  ------  ------  ------
      Total lease operating expenses                   $1,793  $  761  $4,037  $2,428

Production taxes                                          553     475   2,297   1,327
                                                       ------  ------  ------  ------
      Total production cost                            $2,346  $1,236  $6,334  $3,755
                                                       ======  ======  ======  ======


     Production costs for the three-month period ended September 30, 2003 increased 90% when compared to production costs during the three-month period ended September 30, 2002.

- An increase in our lease operating expenses excluding ad valorem taxes represented 84% of this increase. Fifty-five percent of this increase was related to an increase in workover expense due to an increase in workover activity and 45% was due to well service and repair, insurance, saltwater disposal and other routine operating expenses.

- An increase in our ad valorem taxes due to higher property valuations represented 9% of this increase.

- An increase in our production taxes represented 7% of this increase. Production taxes for the third quarter 2003 were higher due to an increase in our realized sales price of oil and natural gas. Production taxes for the third quarter 2003 were 4.2% of our total revenues from the sale of oil and natural gas before hedging effects, compared to 4.8% for the third quarter 2002.

     Production cost for the nine-month period ended September 30, 2003 increased 69% when compared to production cost during the nine-month period ended September 30, 2002.

- An increase in our lease operating expenses excluding ad valorem taxes represented 51% of this increase. Forty-five percent of this increase was related to an increase in workover expense due to an increase in workover activity and 55% was due to well service and repair, insurance, compressor rental and maintenance, electricity, power, and fuel and other routine operating expenses.

- An increase in our ad valorem taxes due to higher property valuations represented 11% of this increase.

- An increase in our production taxes represented 38% of this increase. Production taxes for the first nine months of 2003 were higher due to an increase in our realized price for oil and natural gas. Production taxes for the first nine months of 2003 were 5.1% of our total revenues from the sale of oil and natural gas before hedging effects, compared to 5.2% for the first nine months of 2002.

     General and administrative expenses. General and administrative expenses for the three-month period ended September 30, 2003 were flat when compared to general and administrative expenses in the third quarter of 2002. Increases in payroll and benefit expenses, corporate insurance, financial reporting expenses and fees paid to directors were offset by a decrease in both fess paid for contract and professional services and travel expenses and an increase in the industry overhead rate.

     General and administrative expenses for the nine-month period ending September 30, 2003 were 10% lower than general and administrative expenses during the first nine months of 2002. General and administrative expenses for the first nine months of 2002 included a non-cash charge for compensation expense of $596,000 related to vesting of options by an officer who left Brigham. Excluding this non-cash charge general and administrative expenses for the first nine months of 2003 were 7% higher than general and administrative expenses for the first nine months of 2002. Increases in payroll and benefit expenses, corporate insurance, financial reporting expenses and fees paid to directors were the primary reasons for the increase. These increases were partially offset by a decrease in office rent and miscellaneous office expenses and an increase in the industry overhead rate.

     Depletion of oil and natural gas properties. Depletion expenses for the third quarter 2003 were 10% higher than depletion expenses for the third quarter of 2002. Approximately 97% of this change was due to an increase in our per unit depletion rate. The increase in the depletion rate was due to an increase in future development costs and higher finding and development costs incurred during the period.

     Depletion expenses for the nine-month period ending September 30, 2003 were 17% higher than depletion expenses during the first nine months of 2002. Approximately 55% of the increase in our depletion expenses for the first nine months of 2003 was due to higher production volumes and approximately 45% of the increase was due to the increase in our per unit depletion rate. The increase in our depletion rate was due to an increase in future development costs and higher finding and development costs incurred during the period.

     Interest expense.


                                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                       ------------------  ------------------
                                                         2003      2002      2003      2002
                                                       --------  --------  --------  --------
                                                             (In thousands, unaudited)

Interest on senior credit facility                     $   418   $   925   $ 1,563   $ 2,759
Interest on senior subordinated notes (a)                  612       580     1,792     1,656
Commitment fees                                             10         -        44         3
Amortization of deferred loan and debt issue cost          276       303       809       888
Other general interest expense                               6        10        35        33
Capitalized interest expense                              (212)     (204)     (627)     (655)
                                                       --------  --------  --------  --------
      Net interest expense                             $ 1,110   $ 1,614   $ 3,616   $ 4,684
                                                       ========  ========  ========  ========

Weighted average debt outstanding                      $71,673   $96,412   $76,865   $95,599
Average interest rate on outstanding indebtedness (b)      5.8%      6.2%      5.9%      6.2%

____________________________________
(a)   Fifty percent of the interest expense on our senior subordinated notes has been or will be paid in kind.  The option to pay a portion of this interest expense in kind expires
      October 31, 2003.
(b)   Calculated using the sum of the interest expense on our senior credit facility, senior subordinated notes and commitment fees for the period divided by the average debt outstanding for the period.

     Interest expense for the three-month period ended September 30, 2003 decreased 31% when compared to interest expense for the same period last year.
A decrease in the amount of borrowings outstanding under our senior credit facility during the third quarter 2003 and lower interest rates on borrowings outstanding under our senor credit facility were the primary reasons for the decrease in interest expense. This decrease was partially offset by an increase in the interest expense on our senior subordinated notes.

     Interest expense for the nine-month period ended September 30, 2003 decreased 23% when compared to interest expense for the same nine-month period last year. A decrease in the amount of borrowings outstanding under our senior credit facility for the first nine months of 2003 and lower interest rates on borrowings outstanding under our senor credit facility were the primary reasons for the decrease in interest expense. This decrease was partially offset by an increase in the interest expense on our senior subordinated notes.

     Other income (expense). Other income (expense) consisted primarily of non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portion of cash flow hedges. Other income (expense) included:

                                                      THREE MONTHS ENDED NINE MONTHS ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                         --------------  --------------
                                                          2003    2002    2003    2002
                                                         ------  ------  ------  ------
                                                            (In thousands, unaudited)

Non-cash gain (loss) due to the change in the fair
  market value of derivative contracts that did not
  qualify as hedges                                      $   -   $   -   $   -   $ 384
Non-cash gain (loss) for ineffective portion of hedges     (80)   (106)   (250)   (106)
Cash settlement of derivatives that did not qualify as
  hedges                                                     -       -       -    (559)
Other                                                        -      19       -      25
                                                         ------  ------  ------  ------
      Total                                              $ (80)  $ (87)  $(250)  $(256)
                                                         ======  ======  ======  ======


     Dividends and accretion of mandatorily redeemable preferred stock. We are required to pay dividends on our Series A and Series B preferred stock. At our option, these dividends may be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind during the first three quarters of 2003 and the first three quarters of 2002. The following table shows the effect on our balance sheet of the issuance of additional shares of preferred stock in lieu of cash dividends.


                                                     THREE MONTHS ENDED NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                      ----------------  -----------------
                                                       2003     2002      2003     2002
                                                      -------  -------  --------  -------
                                                          (In thousands, unaudited)

Dividends                                             $   950  $   684  $  2,767  $ 1,991
Accretion of mandatorily redeemable preferred stock       115       62       321      174
                                                      -------  -------  --------  -------
      Total                                           $ 1,065  $   746  $  3,088  $ 2,165
                                                      =======  =======  ========  =======

Additional preferred shares issued:
Series A                                               37,024   34,204   107,752   99,546
Series B                                               10,516        -    30,603        -

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

     The table below summarizes our total production volumes for both natural gas and oil that were subject to derivative transactions for the three and nine months ended September 30, 2003 and 2002 and the weighted average NYMEX reference price for those volumes.

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------  ----------------------
                                            2003      2002       2003        2002
                                          --------  --------  ----------  ----------

NATURAL GAS SWAPS:
  Volumes (MMbtu)                          598,000   920,000   2,249,500   2,227,500
  Weighted average price ($/MMbtu)        $  3.867  $  3.165  $    3.772  $    3.007

NATURAL GAS FLOORS:
  Volumes (MMbtu)                          460,000         -     610,000           -
  Weighted average floor price ($/MMbtu)  $   4.50  $      -  $     4.50  $        -

NATURAL GAS CAPS:
  Volumes (MMbtu)                                -         -           -   1,810,000
  Weighted average floor price ($/MMbtu)  $      -  $      -  $        -  $    2.633

CRUDE OIL SWAPS:
  Volumes (Bbls)                            55,200    46,000     184,125      46,000
  Weighted average price ($/Bbl)          $  23.77  $  25.06  $    24.81  $    25.06

CRUDE OIL COLLARS:
  Volumes (Bbls)                                 -    46,000      45,250     158,500
  Weighted average floor price ($/Bbl)    $      -  $  18.00  $    18.00  $    18.00
  Weighted average ceiling price ($/Bbl)         -     22.46       22.56       22.34


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

New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) which establishes accounting requirements for retirement obligations associated with tangible long-lived assets including the timing of the liability recognition, initial measurement of the liability, allocation of asset retirement cost to expense, subsequent measurement of the liability and financial statement disclosures. SFAS 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic, rational method. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $1.4 million increase in the carrying values of proved properties, (ii) a $0.8 million decrease in accumulated depletion of oil and natural gas properties and (iii) a $1.9 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iii) was to record a gain of $0.3 million as a cumulative effect adjustment of a change in accounting principle in our consolidated statements of operations upon adoption on January 1, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS 150). SFAS 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). We adopted this standard as required on July 1, 2003. Upon adoption, the balance sheet classification of the mandatorily redeemable Series A and B preferred stock did not change because these instruments do not meet the criteria of mandatorily redeemable financial instruments as defined by SFAS 150. SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. The mandatorily redeemable Series A and B preferred stock do not embody an unconditional obligation requiring us to transfer our assets to redeem the instruments.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (SFAS 142) were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of SFAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after SFAS 141 and 142 became effective.

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

     At September 30, 2003 we had undeveloped leaseholds of approximately $4.2 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $0.4 million that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

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

     - We have had operating losses in the past and may not be profitable in the future.

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

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

DERIVATIVE CONTRACTS

     The table below summarizes the derivative contracts which we were a party to at September 30, 2003, the total natural gas and crude oil production volumes subject to those contacts, the weighted average NYMEX reference price for those volumes and the unrealized gain (loss) for those contracts.

                                SWAPS                            COLLARS                         FLOORS
                    -----------------------------  -----------------------------------  --------------------------
                                   Weighted                       Weighted Average                  Weighted
                                    Average                     Floor       Ceiling                   Average        Unrealized
NATURAL GAS          Volumes       Swap Price       Volumes     Price        Price       Volumes     Floor Price    gain / (loss)
                    ---------  ------------------  ---------  ----------  ------------  ---------  ---------------  --------------
                     (MMbtu)       ($/MMbtu)        (MMbtu)          ($/MMbtu)           (MMbtu)     ($/MMbtu)      (In thousands)

Quarter Ended:
December 31, 2003     414,000  $            4.039          -  $        -  $          -    460,000  $         4.500  $        (279)
March 31, 2004        295,750               4.963    455,000       4.100         8.540          -                -            (66)
June 30, 2004         227,500               4.252    318,500       4.107         5.300          -                -           (149)
September 30, 2004    138,000               4.180    230,000       4.100         5.266          -                -           (102)
December 31, 2004      92,000               4.360    184,000       4.125         5.565          -                -            (72)
March 31, 2005              -                   -    157,500       4.107         6.671          -                -              -
June 30, 2005               -                   -    136,500       4.083         5.107          -                -             (1)

CRUDE OIL             (Bbls)        ($/Bbl)          (Bbls)            ($/Bbl)            (Bbls)      ($/Bbl)       (In thousands)

December 31, 2003      41,400  $            23.21          -  $        -  $          -          -  $             -  $        (230)
March 31, 2004         29,575               25.35     31,850       23.00         29.20          -                -            (97)
June 30, 2004          20,475               24.52     22,750       23.00         28.09          -                -            (69)
September 30, 2004     13,800               23.91     18,400       23.00         27.00          -                -            (51)
December 31, 2004       9,200               23.80     16,100       23.00         26.21          -                -            (35)
March 31, 2005              -                   -     15,750       23.00         25.85          -                -            (14)
June 30, 2005               -                   -      6,825       23.00         26.45          -                -             (2)

     The table below summarizes derivative contracts that we entered into subsequent to September 30, 2003, the total natural gas and crude oil production volumes subject to those contacts, the weighted average NYMEX reference price for those volumes and the unrealized gain (loss) for those contracts.

                                SWAPS                          COLLARS                      FLOORS
                    -----------------------------  -------------------------------  -----------------------
                                    Weighted                     Weighted Average               Weighted
                                    Average                     Floor     Ceiling                Average
NATURAL GAS          Volumes       Swap Price       Volumes     Price      Price     Volumes   Floor Price
                    ---------  ------------------  ---------  ----------  --------  ---------  ------------
                     (MMbtu)       ($/MMbtu)        (MMbtu)         ($/MMbtu)        (MMbtu)    ($/MMbtu)

Quarter Ended:
March 31, 2004              -  $                -     91,000  $    4.250  $  7.900          -  $          -
June 30, 2004               -                   -     91,000       4.250     5.700          -             -
September 30, 2004          -                   -     69,000       4.250     5.630          -             -
December 31, 2004           -                   -     46,000       4.250     6.050          -             -
March 31, 2005              -                   -     45,000       4.250     6.500          -             -

CRUDE OIL             (Bbls)        ($/Bbl)          (Bbls)          ($/Bbl)          (Bbls)     ($/Bbl)

March 31, 2004              -  $                -     13,650  $    23.00  $  33.30          -  $          -
June 30, 2004               -                   -      9,100       23.00     31.00          -             -


ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. As of the end of the period covered by this report, our principal executive officer (CEO) and principal financial officer
(CFO) carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO believe that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and that our disclosure controls and procedures are effective.

Internal controls over financial reporting. There have been no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls subsequent to the evaluation of our disclosure controls and procedures.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Information, we are party to various legal actions arising in the ordinary course of business and do not expect these matters to have a material adverse effect on our financial condition, results of operations or cash flow.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Sec. 1350




(b)  Reports on Form 8-K:

     We submitted a report on Form 8-K on August 12, 2003, to announce our financial results for the second quarter 2003. The Form 8-K included a copy of the press release that provided this announcement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2003.

                                       BRIGHAM EXPLORATION COMPANY


                                       By:  /s/  BEN M. BRIGHAM
                                            -------------------
                                            Ben M. Brigham
                                            Chief Executive Officer, President
                                            and Chairman of the Board



                                       By:  /s/  EUGENE B SHEPHERD, JR.
                                            ---------------------------
                                            Eugene B. Shepherd, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer