Form 10-Q
period 2004-03-31
BRIGHAM EXPLORATION CO
filed 2004-05-14
CIK 1034755

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


                  For the quarterly period ended March 31, 2004


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
(State of other jurisdiction   (Primary Standard Industrial   (I.R.S. Employer
    of incorporation or            Classification Code         Identification
        organization)                    Number)                   Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       CLASS                                        OUTSTANDING
                       -----                                        -----------
Common Stock, par value $.01 per share as of May 12, 2004            39,625,276

================================================================================

                                       BRIGHAM EXPLORATION COMPANY

                                   FIRST QUARTER 2004 FORM 10-Q REPORT

                                            TABLE OF CONTENTS
                                            -----------------

                                                                                                     PAGE
                                                                                                     ----
                                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - March 31, 2004 and December 31, 2003. . . . . . . . . . . . . .   1
        Consolidated Statements of Operations - Three months ended March 31, 2004 and 2003. . . . . .   2
        Consolidated Statement of Changes in Stockholders' Equity - Three months ended March 31, 2004   3
        Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003. . . . . .   4
        Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .  26

ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


                                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. . . . . . .  28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

                                                  BRIGHAM EXPLORATION COMPANY
                                                  CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          (UNAUDITED)


                                                                                                    MARCH 31,    DECEMBER 31,
                                                                                                      2004           2003
                                                                                                   -----------  --------------
                                                            ASSETS
Current assets:
  Cash and cash equivalents                                                                        $    7,659   $       5,779
  Accounts receivable                                                                                  13,815          11,143
  Deferred income taxes                                                                                     -             307
  Other current assets                                                                                    902           3,606
                                                                                                   -----------  --------------
      Total current assets                                                                             22,376          20,835
                                                                                                   -----------  --------------

Oil and natural gas properties, net (full cost method)                                                209,503         197,311
Other property and equipment, net                                                                       1,251           1,219
Deferred income taxes                                                                                     198           1,890
Deferred loan fees                                                                                      2,320           2,501
Other noncurrent assets                                                                                   253             460
                                                                                                   -----------  --------------
      Total assets                                                                                 $  235,901   $     224,216
                                                                                                   ===========  ==============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                 $   17,236   $      19,806
  Royalties payable                                                                                     6,123           5,280
  Accrued drilling costs                                                                                3,681           3,916
  Participant advances received                                                                           622           1,179
  Other current liabilities                                                                             4,334           5,398
                                                                                                   -----------  --------------
    Total current liabilities                                                                          31,996          35,579
                                                                                                   -----------  --------------

Senior credit facility                                                                                 29,200          19,000
Senior subordinated notes                                                                              20,000          20,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 448,473 and 439,722 shares issued and outstanding at
  March 31, 2004 December 31, 2003, respectively                                                        8,969           8,794
Other noncurrent liabilities                                                                            2,923           2,498

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 and 1,000,000
    shares are designated as Series A and Series B, respectively                                            -               -
  Common stock, $.01 par value, 50 million shares authorized, 40,373,329 and 40,246,729 shares issued and 39,192,706 and 39,086,096 shares outstanding at March 31, 2004 and December
    31, 2003, respectively                                                                                404             402
  Additional paid-in capital                                                                          152,085         151,263
  Treasury stock, at cost; 1,180,623 and 1,160,633 shares at March 31, 2004 and December 31,
    2003, respectively                                                                                 (4,559)         (4,402)
  Unearned stock compensation                                                                          (2,173)         (1,816)
  Accumulated other comprehensive income (loss)                                                        (1,971)         (1,040)
  Accumulated deficit                                                                                    (973)         (6,062)
                                                                                                   -----------  --------------
    Total stockholders' equity                                                                        142,813         138,345
                                                                                                   -----------  --------------
      Total liabilities and stockholders' equity                                                   $  235,901   $     224,216
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

                               BRIGHAM EXPLORATION COMPANY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                         2004      2003
                                                                       --------  --------
Revenues:
  Oil and natural gas sales                                            $16,819   $14,639
  Other revenue                                                              1        38
                                                                       --------  --------
                                                                        16,820    14,677
                                                                       --------  --------
Costs and expenses:
  Lease operating                                                        1,409       974
  Production taxes                                                         863       938
  General and administrative                                             1,220     1,139
  Depletion of oil and natural gas properties                            4,880     4,102
  Depreciation and amortization                                            181        97
  Accretion of discount on asset retirement obligations                     37        34
                                                                       --------  --------
                                                                         8,590     7,284
                                                                       --------  --------
     Operating income                                                    8,230     7,393
                                                                       --------  --------
Other income (expense):
  Interest income                                                           14        21
  Interest expense, net                                                   (782)   (1,282)
  Other income                                                             127       111
                                                                       --------  --------
                                                                          (641)   (1,150)
                                                                       --------  --------
Income before income taxes and cumulative effect of
  change in accounting principle                                         7,589     6,243
                                                                       --------  --------
Income tax expense:
  Current                                                                    -         -
  Deferred                                                              (2,500)        -
                                                                       --------  --------
                                                                        (2,500)        -
                                                                       --------  --------

Income before cumulative effect of change in accounting principle        5,089     6,243
Cumulative effect of change in accounting principle                          -       268
                                                                       --------  --------
Net income                                                               5,089     6,511
Less accretion and dividends on redeemable preferred stock                   -       995
                                                                       --------  --------
Net income available to common stockholders                            $ 5,089   $ 5,516
                                                                       ========  ========

Net income per share available to common stockholders:
  Basic
    Income before cumulative effect of change in accounting principle  $  0.13   $  0.27
    Cumulative effect of change in accounting principle                      -      0.01
                                                                       --------  --------
                                                                       $  0.13   $  0.28
                                                                       ========  ========

  Diluted
    Income before cumulative effect of change in accounting principle  $  0.13   $  0.19
    Cumulative effect of change in accounting principle                      -      0.01
                                                                       --------  --------
                                                                       $  0.13   $  0.20
                                                                       ========  ========

Weighted average shares outstanding:
  Basic                                                                 39,166    19,707
                                                                       ========  ========
  Diluted                                                               40,211    32,111
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

                                                BRIGHAM EXPLORATION COMPANY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)


                                                                                              ACCUMULATED
                                   COMMON STOCK    ADDITIONAL                  UNEARNED          OTHER
                                 ---------------     PAID IN     TREASURY       STOCK        COMPREHENSIVE    ACCUMULATED
                                 SHARES  AMOUNTS     CAPITAL      STOCK      COMPENSATION    INCOME (LOSS)      DEFICIT
                                 ------  -------  -----------  ----------  --------------  ---------------  -------------
Balance, December 31, 2003       40,247  $    402  $   151,263  $  (4,402)  $      (1,816)  $       (1,040)  $     (6,062)
Comprehensive income:
  Net income                          -         -            -          -               -                -          5,089
  Unrealized gain (losses) on
    cash flow hedges                  -         -            -          -               -           (1,305)             -
  Tax benefits related to cash
    flow hedges                       -         -            -          -               -              501              -
  Net gains included in net
    income                            -         -            -          -               -             (127)             -

    Comprehensive income
Exercises of employee stock
  options                           126         2          308          -               -                -              -
Issuance of restricted stock          -         -          514          -            (514)               -              -
Forfeitures of restricted stock       -         -            -         (1)              -                -              -
Repurchases of common
  stock                               -         -            -       (156)              -                -              -
Amortization of unearned
  stock compensation                  -         -            -          -             157                -              -
                                 ------  --------  -----------  ----------  --------------  ---------------  -------------
Balance, March 31, 2004          40,373  $    404  $   152,085  $  (4,559)  $      (2,173)  $       (1,971)  $       (973)
                                 ======  ========  ===========  ==========  ==============  ===============  =============


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                 ---------------
Balance, December 31, 2003       $      138,345
Comprehensive income:
  Net income                              5,089
  Unrealized gain (losses) on
    cash flow hedges                     (1,305)
  Tax benefits related to cash
    flow hedges                             501
  Net gains included in net
    income                                 (127)
                                 ---------------
    Comprehensive income                  4,158
Exercises of employee stock
  options                                   310
Issuance of restricted stock                  -
Forfeitures of restricted stock              (1)
Repurchases of common
  stock                                    (156)
Amortization of unearned
  stock compensation                        157
                                 ---------------
Balance, March 31, 2004          $      142,813
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

                                             BRIGHAM EXPLORATION COMPANY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              -------------------
                                                                                                2004       2003
                                                                                              ---------  --------
Cash flows from operating activities:
  Net income (loss)                                                                           $  5,089   $ 6,511
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                                                4,880     4,102
      Depreciation and amortization                                                                181        97
      Interest paid through issuance of additional senior subordinated notes                         -       296
      Interest paid through issuance of additional mandatorily redeemable preferred stock          175         -
      Amortization of deferred loan fees  and debt issuance costs                                  192       253
      Market value adjustment for derivative instruments                                          (127)     (111)
      Accretion of discount on asset retirement obligations                                         37        34
      Deferred income taxes                                                                      2,500         -
      Cumulative effect of change in accounting principle                                            -      (268)
      Changes in assets and liabilities:
        Accounts receivable                                                                     (2,672)   (3,981)
        Other current assets                                                                     2,704     1,318
        Accounts payable                                                                        (2,570)    1,470
        Royalties payable                                                                          843     2,947
        Participant advances received                                                             (557)     (594)
        Other current liabilities                                                               (2,017)    3,017
        Other noncurrent assets and liabilities                                                    (64)      (29)
                                                                                              ---------  --------
          Net cash provided by operating activities                                              8,594    15,062
                                                                                              ---------  --------
Cash flows from investing activities:
  Additions to oil and natural gas properties                                                  (17,135)   (8,921)
  Proceeds from sale of oil and natural gas properties                                               -       151
  Additions to other property and equipment                                                       (129)      (98)
  (Increase) Decrease in drilling advances paid                                                    207      (471)
                                                                                              ---------  --------
          Net cash used by investing activities                                                (17,057)   (9,339)
                                                                                              ---------  --------
Cash flows from financing activities:
    Increase in senior credit facility                                                          10,200         -
    Repayment of senior credit facility                                                              -    (4,000)
    Deferred loan fees paid                                                                        (11)     (988)
    Proceeds from exercise of employee stock options                                               310       432
    Repurchases of common stock                                                                   (156)        -
                                                                                              ---------  --------
          Net cash provided (used) by financing activities                                      10,343    (4,556)
                                                                                              ---------  --------
Net increase in cash and cash equivalents                                                        1,880     1,167
Cash and cash equivalents, beginning of year                                                     5,779    15,318
                                                                                              ---------  --------
Cash and cash equivalents, end of period                                                      $  7,659   $16,485
                                                                                              =========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION  AND  NATURE  OF  OPERATIONS

     Brigham Exploration Company ("Brigham"), a Delaware corporation formed on February 25, 1997, explores and develops onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham focuses its exploration and development of onshore oil and natural gas properties primarily in the onshore Gulf Coast, the Anadarko Basin, and West Texas.

2.   BASIS  OF  PRESENTATION

     The accompanying financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham's 2003 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

3.   COMMITMENTS  AND  CONTINGENCIES

     Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas, against Steve Massey Company, Inc. ("Massey"). The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer 347 #5 well and the loss of the Palmer #5 as a producing well. In 2004, the parties agreed in principle to settle the case on terms favorable to Brigham. Brigham received approximately $440,000 as a result of this settlement, which reduced capitalized well costs. In addition, Massey dropped its $445,819 counterclaim.

     On July 11, 2002, an employee of a contractor on Brigham's Burkhart #1-R location, Matagorda County, Texas, was involved in a fatal accident. The United States Department of Labor Occupational Safety & Health Administration conducted an inspection and, in October 2003, Brigham settled all issues resulting from that inspection for $70,000.

     On October 8, 2002, relatives of the contractor's employee filed a wrongful death action in the district court for Matagorda County, Texas, against Brigham and three of Brigham's contractors in connection with his accidental death. Plaintiffs were seeking unspecified actual and punitive damages. On March 23, 2004, a jury determined that Brigham had no liability in the accidental death of the contractor's employee.

     In September 2002, Brigham filed suit in the district court of Matagorda County, Texas, against one of its contractors in connection with the drilling of the Burkhart #1-R well. The suit claims that the contractor breached its contract with Brigham and negligently performed services on the well, resulting in damages of approximately $650,000. The contractor filed a counterclaim for the recovery of approximately $315,000.
The parties settled the case in April 2004 resulting in a payment by the contractor to Brigham and its co-participants. In addition, the contractor dropped its counterclaim. Based on the amount of the settlement, the additional costs that were covered by insurance, and the insurer being subrogated to Brigham's claim, Brigham's incremental recovery as a result of the settlement was diminimus.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The operator of the Stonehocker #1 disputed Brigham's ownership interest in the well. In January 2004, the Oklahoma Corporation Commission ruled in favor of Brigham. The operator of the Stonehocker #1 appealed the ruling and the Oklahoma Corporation Commission affirmed its original ruling in March 2004. The operator may now appeal the ruling to the Oklahoma Supreme Court.

     A company that relinquished its ownership interest in the Nold #1S well as a result of a non-consent election in the re-completion of the well has asserted that it did not relinquish its entire interest, but rather became subject only to a 400 percent payout provision. In November 2003, the company filed a lawsuit against Brigham for breach of contract. The parties have reached an agreement in principal and are working on settlement language. The settlement will result in Brigham making a payment of approximately $390,000 to the other party in exchange for an assignment of any interest owned by the other party in this well.

     In December 2003, Brigham filed a lawsuit in the United States District Court for the Western District of Texas against another company and a former employee concerning the defendants' misappropriation of Brigham's trade secrets and breach of confidentiality obligations. Defendants denied any wrongdoing and asserted a counterclaim against Brigham for alleged tortuous interference with an existing business relationship between the company and its employee. The counterclaim did not specify the amount of damages claimed other than that the damages exceed $75,000 (the jurisdictional limit). The parties settled the lawsuit in April 2004 on terms favorable to Brigham. The settlement resulted in a $50,000 payment to Brigham and an agreement to not compete in specific areas covered by the confidential information. In addition, the other company has dropped its counterclaim against Brigham.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income (loss) available to common stockholders for the three months ended March 31, 2004 and 2003:

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                              2004      2003
                                                                           ---------  ---------
                                                                          (In thousands, except
                                                                            per share amounts)
Basic EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                       $   5,089  $   5,248
    Cumulative change in accounting principle                                      -        268
                                                                           ---------  ---------
      Income (loss) available to common stockholders                       $   5,089  $   5,516
                                                                           =========  =========
      Common shares outstanding                                               39,166     19,707
                                                                           =========  =========

  Basic EPS
    Income (loss) available to common stockholders before change in
        accounting principle                                               $    0.13  $    0.27
    Cumulative change in accounting principle                                      -       0.01
                                                                           ---------  ---------
                                                                           $    0.13  $    0.28
                                                                           =========  =========


                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Diluted EPS:
    Income (loss) available to common stockholders before cumulative
      change in accounting principle                                       $   5,089  $   5,248
    Cumulative change in accounting principle                                      -        268
                                                                           ---------  ---------
      Income (loss) available to common stockholders                           5,089      5,516
  Adjustments for assumed conversions:
    Dividends and accretion on mandatorily redeemable preferred stock (1)          -        890
                                                                           ---------  ---------
                                                                                   -        890
                                                                           ---------  ---------
    Income (loss) available to common stockholders before change in
      accounting principle-diluted                                             5,089      6,138
      Cumulative change in accounting principle                                    -        268
                                                                           ---------  ---------
      Income (loss) available to common stockholders-diluted               $   5,089  $   6,406
                                                                           =========  =========


  Common shares outstanding                                                   39,166     19,707
  Effect of dilutive securities:
    Warrants                                                                       -        744
    Mandatorily redeemable preferred stock                                         -     11,071
    Stock options                                                              1,045        589
                                                                           ---------  ---------
  Potentially dilutive common shares                                           1,045     12,404
                                                                           ---------  ---------
    Adjusted common shares outstanding-diluted                                40,211     32,111
                                                                           =========  =========

  Diluted EPS
    Income (loss) available to common stockholders before change in
      accounting principle                                                 $    0.13  $    0.19
    Change in accounting principle                                                 -       0.01
                                                                           ---------  ---------
                                                                           $    0.13  $    0.20
                                                                           =========  =========

(1) The amount of dividends included in dividends and accretion on mandatorily redeemable preferred stock includes only the dividends paid in kind on the $40 million of mandatorily redeemable preferred stock (2.0 million shares) that were issued with warrants whose exercise price is payable in either cash or in shares of mandatorily redeemable preferred stock.


     At March 31, 2004 and 2003, options and warrants to purchase 61,000 and 13,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted income (loss) per share because the effects would have been antidilutive.

5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending plans.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three month periods ended March 31, 2004 and 2003:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ----------------------
                                                                     2004       2003
                                                                 ----------  ----------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $    5.69   $    5.53
  Average price per Mcf realized (excluding hedging results)     $    5.79   $    7.23
  Increase (decrease) in revenue (in thousands)                  $    (216)  $  (2,506)
OIL
  Average price per Bbl as reported (including hedging results)  $   30.84   $   29.16
  Average price per Bbl realized (excluding hedging results)     $   34.01   $   32.88
  Increase (decrease) in revenue (in thousands)                  $    (505)  $    (828)

     For the three months ended March 31, 2004 and 2003, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges increased earnings by approximately $0.1 million and $0.1 million, respectively. These amounts are included in other income and expense.

NATURAL GAS DERIVATIVE CONTRACTS

     The following table summarizes the hedging contracts to which Brigham was a party at March 31, 2004, the total natural gas and crude oil production volumes subject to those contacts and the weighted average NYMEX reference price for those volumes:

                           SWAPS                  COLLARS
                    -------------------  --------------------------
                                                   WEIGHTED AVERAGE
                               WEIGHTED            ----------------
                               AVERAGE               FLOOR   CEILING
                    VOLUMES     PRICE    VOLUMES     PRICE    PRICE
                    --------  ---------  --------  ---------  -----
    NATURAL GAS      (MMbtu)  ($/MMbtu)   (MMbtu)      ($/MMbtu)
Quarter Ended:
June 30, 2004        227,500      4.252   509,600      4.112  5.672
September 30, 2004   138,000      4.180   400,200      4.101  5.724
December 31, 2004     92,000      4.360   264,100      4.131  5.813
March 31, 2005             -          -   202,500      4.139  6.633
June 30, 2005              -          -   136,500      4.083  5.107

    CRUDE OIL         (Bbls)    ($/Bbl)    (Bbls)       ($/Bbl)
Quarter Ended:
June 30, 2004         20,475      24.52    50,050      24.09  30.60
September 30, 2004    13,800      23.91    36,800      24.50  30.27
December 31, 2004      9,200      23.80    22,300      23.83  28.25
March 31, 2005             -          -    15,750      23.00  25.85
June 30, 2005              -          -     6,825      23.00  26.45

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The following table summarizes the hedging contracts to which Brigham entered subsequent to March 31, 2004, the total natural gas and crude oil production volumes subject to those contacts and the weighted average NYMEX reference price for those volumes:

                              COLLARS
                    ---------------------------
                               WEIGHTED AVERAGE
                              -----------------
                                FLOOR   CEILING
                    VOLUMES     PRICE    PRICE
                    --------  ---------  ------
    NATURAL GAS      (MMbtu)      ($/MMbtu)
Quarter Ended:
September 30, 2004   322,000      5.250  7.410
December 31, 2004    322,000      5.250  7.410
March 31, 2005       315,000      5.000  7.400
June 30, 2005        318,500      5.000  7.400

    CRUDE OIL         (Bbls)        ($/Bbl)
Quarter Ended:
September 30, 2004    11,960      32.00  38.15
December 31, 2004     11,960      32.00  38.15
March 31, 2005        11,700      29.00  36.00
June 30, 2005         11,830      29.00  36.00

     Interest rate swap

     Periodically, Brigham may use interest rate swap contracts to adjust the proportion of its total debt that is subject to variable interest rates. Under such an interest rate swap contract, Brigham agrees to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for the contract, the interest rate swap contract is entered into with a major financial institution in order to minimize Brigham's counterparty credit risk. The interest rate swap contract is designated as cash flow hedges against changes in the amount of future cash flows associated with Brigham's interest payments on variable-rate debt. The effect of this accounting on operating results is that interest expense on a portion of variable-rate debt being hedged is recorded based on fixed interest rates.

     At March 31, 2004, Brigham had an interest rate swap contract to pay a fixed-rate of interest of 8.76% on $20.0 million notional amount of senior subordinated notes. The $20.0 million notional amount of the outstanding contract matures in March 2009. As of March 31, 2004, approximately $0.7 million of unrealized losses are included in accumulated other comprehensive income
(loss) on the balance sheet which represents the fair values of the interest rate swap agreement as of that date. The fair value of the interest rate swap contract is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

     The fair value of hedging and interest rate swap contracts is reflected on the consolidated balance sheets as detailed in the following table. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

                                 MARCH 31,
                              --------------
                               2004    2003
                              ------ -------
Other current liabilities     $3,111  $3,038
Other noncurrent liabilities     374     100
Other current assets               -     308
Other noncurrent assets            3       3
                              ------  ------
                              $3,482  $2,827
                              ======  ======

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2004 and 2003:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2004       2003
                                                          ----------  ---------
                                                             (In thousands)

Beginning asset retirement obligations                    $   2,320   $   1,931
Liabilities incurred for new wells placed on production         101           -
Liabilities settled                                             (36)          -
Accretion of discount on asset retirement obligations            37          34
                                                          ----------  ---------
                                                          $   2,422   $   1,965
                                                          ==========  =========

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income
(loss) and net income (loss) per share for the three month periods ended March 31, 2004 and 2003 would have been the pro forma amounts indicated below:

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                             2004        2003
                                                                          ----------  ----------
                                                                          (In thousands, except
                                                                             per share amounts)
Net income available to common stockholders - basic:
  As reported                                                             $   5,089   $   5,516
  Add back: Stock compensation expense previously included in net
    income                                                                      121          11
  Effect of total employee stock-based compensation expense, determined
    under fair value method for all awards                                     (345)       (101)
                                                                          ----------  ----------
  Pro forma                                                               $   4,865   $   5,426
                                                                          ==========  ==========

Net income (loss) available to common stockholders - diluted:
  As reported                                                             $   5,089   $   6,406
  Add back: Stock compensation expense previously included in net
    income                                                                      121          11
  Effect of total employee stock-based compensation expense, determined
    under fair value method for all awards                                     (345)       (101)
                                                                          ----------  ----------
  Pro forma                                                               $  4, 865   $   6,316
                                                                          ==========  ==========

Net income per share:
  Basic:
    As reported                                                           $    0.13   $    0.28
    Pro forma                                                                  0.12        0.28
  Diluted:
    As reported                                                           $    0.13   $    0.20
    Pro forma                                                                  0.12        0.20

8.   INCOME TAXES

     The provision for income taxes was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion (APB) No. 28 on reporting taxes for interim periods and accordingly was based on the projection of total 2004 pretax income. Interpretation No. 18 of APB 28 provides that interim income taxes should be computed using the projected effective tax rate on the total projected pretax income for the year. The provision (benefit) for income taxes consists of the following (in thousands):

                          THREE MONTHS ENDED
                               MARCH 31,
                         --------------------
                             2004     2003
                         ---------  ---------
Current income taxes:
  Federal . . . . . . .  $       -  $       -
  State . . . . . . . .          -          -
Deferred income taxes:
  Federal . . . . . . .      2,500          -
  State . . . . . . . .          -          -
                         ---------  ---------
                         $   2,500  $       -
                         =========  =========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 THREE MONTHS ENDED
                                      MARCH 31,
                               ----------------------
                                  2004       2003
                               ----------  ----------
Tax at statutory rate          $   2,656   $   2,185
Add the effect of:
Deductible stock compensation       (174)          -
Valuation allowance                    -      (2,185)
Other                                 18           -
                               ----------  ----------
                               $   2,500   $       -
                               ==========  ==========

     At March 31, 2004, management believes that Brigham will (i) begin to utilize net operating losses (NOLs) and (ii) have reversals of existing temporary differences between book and taxable income sufficient to result in a deferred tax liability at year-end 2004. Accordingly, Brigham has recognized $2.5 million of deferred tax expense, a $0.5 million tax effect of unrealized hedging losses and a $2.0 million reduction in its net deferred tax assets as of March 31, 2004. Management also believes that it is more likely than not that capital loss carryforwards of approximately $1.8 million may expire unused and, accordingly, has established a valuation allowance of $0.6 million. The components of deferred income tax assets and liabilities are as follows (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     2004           2003
                                                  -----------  --------------
Deferred tax assets
  Current:
    Net operating loss carryforwards              $        -   $         451
  Non-current:
    Net operating loss carryforwards                  35,990          34,409
    Capital loss carryforwards                           634             634
    Stock compensation                                   869             818
    Unrealized hedging losses                          1,062             561
    Derivative assets                                    232             276
    Asset retirement obligations                         848             812
    Preferred stock dividends as interest expense        180             119
    Other                                                 27              27
                                                  -----------  --------------
      Non-current                                     39,842          37,656
                                                  -----------  --------------
                                                      39,842          38,107
                                                  -----------  --------------

Deferred tax liabilities
  Current:
    Gas imbalances                                       -            (144)
  Non-current:
    Depreciable and depletable property            (38,978)        (35,132)
    Other                                              (32)              -
                                                -----------  --------------
      Non-current                                  (39,010)        (35,132)
                                                -----------  --------------
                                                   (39,010)        (35,276)
                                                -----------  --------------
  Net deferred tax assets                              832           2,831
  Valuation allowance                                 (634)           (634)
                                                -----------  --------------
                                                $      198   $       2,197
                                                ===========  ==============

     At March 31, 2004, Brigham has regular tax NOLs of approximately $102.8 million. Additionally, Brigham has approximately $88.5 million of alternative minimum tax ("AMT") NOLs available as a deduction against future taxable income. The NOLs expire from 2012 through 2024. The value of these NOLs depends on the ability of Brigham to generate taxable income.

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     In addition, at March 31, 2004, Brigham has capital loss carryforwards of approximately $1.8 million that expire in varying years through 2007.

     Brigham believes it has a $4.5 million limitation on its NOLs under Internal Revenue Code Section 382 due to a potential 50% change in ownership among its 5% shareholders over a three-year period.

9.   ACCOUNTING PRONOUNCEMENTS

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

     This interpretation of SFAS 141 and 142 would only affect Brigham's balance sheet classification of oil and gas leaseholds. Brigham's results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

     At March 31, 2004 Brigham had undeveloped leaseholds of approximately $5.1 million that would be classified on its balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $1.0 million that would be classified as "intangible developed leaseholds" if Brigham applied the interpretation currently being deliberated. This classification would require the disclosures set forth under SFAS 142 related to these interests.

     On April 30, 2004 the FASB staff issued FASB Staff Position (FSP) SFAS 141-1 and 142-1, "Interaction of FASB Statements NO. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (EITF) Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets" and the guidance in the FSP shall be applied to the first reporting period after April 29, 2004. Under the FSP certain use rights may have characteristics of tangible assets, thus Brigham will continue to classify its oil and gas leaseholds as tangible oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to our financial condition provided in our 2003 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month period ended March 31, 2004, and the comparable period of 2003. For definitions of commonly used gas and oil terms as used in this Form 10-Q, please refer to the "Glossary of Oil and Gas Terms" provided in our 2003 Annual Report on Form 10-K.

OVERVIEW OF FIRST QUARTER 2004

     The price of natural gas during the first quarter 2004 remained relatively high to historical prices due to forecasts for continued production declines, increasing natural gas demand and similarly high crude oil prices, which limits fuel switching flexibility. The average sales price that we received for our natural gas sales in the first quarter 2004 was $5.79 per Mcf. During 2003, oil prices increased in response to political unrest and supply disruptions in the Middle East as well as other supply and demand factors. The price of oil during the first quarter 2004 remained high relative to historical prices. The average sales price that we received for oil in the first quarter of 2004 was $34.01.

     For the quarter ended March 31, 2004, our net capital expenditures for oil and natural gas activities were $17 million. Our drilling capital expenditures alone for the first quarter 2004 were up 142% over the amount spent in the first quarter of last year. Our operating performance for the first quarter of 2004 was highlighted by record high production of 33.9 MMcfe/d. This represents a 15% growth in production over production our production in the fourth quarter of 2003 and a 9% increase over production in the first quarter of 2003. The increase in our production is primarily the result of the increase in drilling capital expenditures during the fourth quarter of last year and the first quarter of 2004.

     Net income to common stockholders for the first quarter 2004 was $5.1 million, or $0.13 per diluted share, on total revenues of $16.8 million. This compares to reported net income of $5.5 million, or $0.20 per diluted share on revenue of $14.7 million for the first quarter last year. Net cash provided by operating activities funded approximately 50% of our capital expenditures. We had to borrow an additional $10.2 million under our senior credit facility to fund the increase in capital expenditures.

     At March 31, 2004, we had $7.7 million in cash, total assets of $235.9 million and a debt to capitalization ratio of 29%.

OUTLOOK FOR THE REMAINDER OF 2004

     For the remainder of 2004, will continue to execute our 2004 capital expenditure plan of $79 million. The majority of our planned expenditures will be directed toward the drilling of our exploration and development inventory to focus resources on our primary objective of growing our reserves, production volumes and cash flow. For 2004, we expect to drill 59 (36 development and 23 exploratory) wells with an average working interest of approximately 42%. Capitalizing on our prior discoveries, including the Home Run, Mills Ranch, Triple Crown, Floyd Fault Block, Floyd South Fault Block and Providence Fields, approximately 67% of our drilling expenditures are allocated to development drilling. Our cash on hand at March 31, 2004, net cash provided by operating activities and remaining availability under our senior credit facility, will fund our spending for the remainder of the year. Our estimated net capital expenditures for 2004 represent an increase of approximately 61% over the amount that we spent in 2003. The final determination with respect to our 2004 budgeted expenditures will depend on a number of factors, including:

     -    commodity prices;
     -    production from our existing producing wells;
     - the results of our current exploration and development drilling efforts;
     - economic and industry conditions at the time of drilling, including the availability of drilling equipment; and
     -    the availability of more economically attractive prospects.

     There can be no assurance that the budgeted wells will, if drilled, encounter commercial quantities of natural gas or oil.

CAPITAL COMMITMENTS

     Net cash provided by operating activities and additional borrowings under our senior credit were our primary sources of cash during the first quarter 2004. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation. We believe our cash on hand at the end of the first quarter 2004, net cash provided by operating activities and the remaining availability under our senior credit facility will be sufficient to fund our budgeted capital expenditures for the remainder of 2004.

Capital  Expenditures

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. The table below lists our capital expenditures for the first quarter of 2004 and 2003.

                                                          THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------
                                                          2004     % CHANGE       2003
                                                       ---------  -----------  ----------
                                                              (dollars in thousands)

Drilling . . . . . . . . . . . . . . . . . . . . . .   $  12,568         142%  $   5,201
Land and G&G . . . . . . . . . . . . . . . . . . . .       2,817         125%      1,252
Capitalized interest and G&A . . . . . . . . . . . .       1,587          (9%)     1,739
Proceeds from participants and sales . . . . . . . .           -           -        (151)
                                                       ---------               ----------
  Net capital expenditures on oil and gas activities.  $  16,972         111%  $   8,041
Other property and equipment . . . . . . . . . . . .         129          32%         98
                                                       ---------               ----------
  Total revenue from the sale of oil and natural gas.  $  17,101         110%  $   8,139
                                                       =========               ==========

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities

                                              THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                               2004     % CHANGE      2003
                                            ---------  -----------  ---------
                                                 (dollars in thousands)

Net cash provided by operating activities.  $   8,594        (43%)  $  15,062

     The change in net cash provided by operating activities is primarily related to the following:
- The repayment of accounts payable in excess of collections of accounts receivable resulted in a $2.7 million decrease;
-    The settlement of our gas imbalance resulted in a $3.7 million decrease;
- A decline in the average sales price that we received for oil and natural gas resulted in a $2.8 million decrease;
-    A decrease in our royalties payable resulted in $2.1 million decrease; and,
-    A $441,000 increase in operating cost.

These decreases were partially offset by the following:
-    A $2.4 million increase in revenue from the sale of oil and natural gas;
- A $2.6 million increase in revenue due to a decline in losses from the settlement of derivative contracts; and,
-    A $318,00 decrease in the amount of cash interest paid.

Working capital
---------------

     Working capital is the amount by which current assets exceed current liabilities. It is normal for us to report a working capital deficit at the end of a period. These deficits are primarily the result of accounts payable related to lease operating expenses, exploration and development costs, royalties payable and gas imbalances payable. Settlement of these payables will be funded by cash flows from operations or, if necessary, by additional borrowing under our senior credit facility. At March 31, 2004, we had a working capital deficit of $9.6 million compared to a working capital deficit of $14.7 million at December 31, 2003. Current liabilities at March 31, 2004, included a liability of $3.1 million related to the fair value of our open derivative contracts.

Cash flows from financing activities

Common stock transactions
-------------------------

- In the first quarter of 2004, we issued 126,600 shares of common stock and received $310,000 in net proceeds related to the exercise of employee stock options.
- During January 2004, we acquired 19,596 shares of our common stock from certain employees to satisfy tax withholding obligations associated with the vesting of stock grants. The transferred shares were valued at fair market value as of the date of surrender.
- In the first quarter of 2003, we issued 171,800 shares of common stock and received $432,000 in net proceeds related to the exercise of employee stock options.
- In the first quarter of 2003, we issued 248,028 unregistered shares of our common stock to a group of institutional investors led by affiliates of two members of our board of directors. We received no proceeds from the exercise of the warrant as the group elected to execute a cashless exercise of the warrants.

Senior credit facility
----------------------

     Future outstanding balances under our senior credit facility are dependent primarily on net cash provided by operating activities, the proceeds from other financing activities and the proceeds generated from the sale of assets. Our committed borrowing capacity under our senior credit facility at March 31, 2004, was $80 million, with a $68.5 million borrowing base that is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the lender's petroleum engineer). Our unused committed borrowing base capacity under our senior credit facility was $39.3 million at March 31, 2004, and $34.3 million at May 12, 2004. Our senior credit facility matures in March of 2006.

     In the first quarter of 2004 we borrowed $10.2 million of additional debt from our senior credit facility to fund our working capital obligations and capital expenditures resulting from the increase in our capital expenditures activity. In the first quarter 2003, we repaid $4 million of the debt outstanding under our senior credit facility. We also paid $988,000 in fees related to the amendment of our senior credit facility in March 2003.

     Our current ratio, as defined by the senior credit facility, at March 31, 2004 and interest coverage ratio for the twelve-month period ending March 31, 2004, were 1.9 to 1 and 9.6 to 1, respectively.

Senior subordinated notes
-------------------------

     Our current ratio, as defined by the senior subordinated notes, at March 31, 2004 and interest coverage ratio for the twelve-month period ending March 31, 2004, were 1.9 to 1 and 9.6 to 1, respectively. Our ratio of risked net present value (as defined) discounted at 9% to total debt at December 31, 2003, was 2.7 to 1, and were in compliance with the subordinated notes covenant that requires us to maintain a ratio of 1.5 to 1.

RESULTS OF OPERATIONS

Comparison of the three-month periods ended March 31, 2004 and 2003

     Production.

                                        THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------
                                        2004      % CHANGE      2003
NET PRODUCTION VOLUMES:
Natural gas (MMcf). . . . . . . . .     2,093           42%     1,472
Oil (MBbls) . . . . . . . . . . . .       160         (28%)       223
  Natural gas equivalent (MMcfe). .     3,050            9%     2,808

  Average daily production (MMcfe/d)     33.9            9%      31.2
  % Natural gas . . . . . . . . . .        69%          31%        52%

     The increase in our production volumes was due to organic production growth from wells that we drilled and completed in the fourth quarter of 2003 and the first quarter of 2004. New production related to these recently completed wells was partially offset by the natural decline of existing production.

     Revenue from the sale of oil and natural gas. Reported revenues from the sale of oil and natural gas are based on the market price we receive for our commodities adjusted for marketing charges and the results from the settlement of our derivative commodity contracts that qualify for hedge accounting treatment under SFAS 133.

     We utilize commodity swap, collar and floor contracts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. All of our open derivative commodity contracts at March 31, 2004, qualified for hedge accounting treatment under SFAS 133.

     The effective portions of changes in the fair values of our derivative commodity contracts that qualify for hedge accounting treatment under SFAS 133 are deferred as increases or decreases to stockholders' equity until the underlying contract is settled. Consequentially, changes in the effective portions of our derivative commodity contracts that qualify for hedge accounting treatment under SFAS 133 add volatility to our reported stockholders' equity until the contract is settled or is terminated.

     Gains or losses related to the settlement, the ineffective portion of changes in the fair market value and the changes in the fair values of our derivative commodity contracts that do not qualify for hedge accounting treatment under SFAS 133 are recognized in other income (expense).

     The table below shows revenue that we have realized from the sale of oil and natural gas during the first quarter of 2004 and 2003.

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------------
                                                                        2004       % CHANGE      2003
                                                                     ----------  -----------  ----------
REVENUE FROM THE SALE OF OIL AND NATURAL GAS:                              (dollars in thousands)

Oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,427         (25%)  $   7,324
Gain / (loss) due to hedging. . . . . . . . . . . . . . . . . . . .       (505)        (40%)       (828)
                                                                     ----------               ----------
  Total revenue from the sale of oil. . . . . . . . . . . . . . . .  $   4,922         (25%)  $   6,496
                                                                     ==========               ==========

Natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,113           14%  $  10,649
Gain / (loss) due to hedging. . . . . . . . . . . . . . . . . . . .       (216)        (91%)     (2,506)
                                                                     ----------               ----------
  Total revenue from the sale of natural gas. . . . . . . . . . . .  $  11,897           41%  $   8,413
                                                                     ==========               ==========

Oil and natural gas sales . . . . . . . . . . . . . . . . . . . . .  $  17,540            2%  $  17,973
Gain / (loss) due to hedging. . . . . . . . . . . . . . . . . . . .       (721)        (78%)     (3,334)
                                                                     ----------               ----------
  Total revenue from the sale of oil and natural gas. . . . . . . .  $  16,819           15%  $  14,639
                                                                     ==========               ==========

AVERAGE PRICES:
                                                                                 ($per Bbl)
Oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   34.01            3%  $   32.88
Gain/(loss) due to hedging. . . . . . . . . . . . . . . . . . . . .      (3.17)        (15%)      (3.71)
                                                                     ----------               ----------
  Realized Oil price. . . . . . . . . . . . . . . . . . . . . . . .  $   30.84            6%  $   29.17
                                                                     ==========               ==========

                                                                                 ($per Mcf)
Natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .  $    5.79         (20%)  $    7.23
Gain/(loss) due to hedging. . . . . . . . . . . . . . . . . . . . .      (0.10)        (94%)      (1.70)
                                                                     ----------               ----------
  Realized natural gas price. . . . . . . . . . . . . . . . . . . .  $    5.69            3%  $    5.53
                                                                     ==========               ==========

                                                                                  ($per Mcfe)
Natural gas equivalent sales. . . . . . . . . . . . . . . . . . . .  $    5.75         (10%)  $    6.40
Gain/(loss) due to hedging. . . . . . . . . . . . . . . . . . . . .      (0.24)        (80)%      (1.19)
                                                                     ----------               ----------
  Realized natural gas equivalent price . . . . . . . . . . . . . .  $    5.51            6%  $    5.21
                                                                     ==========               ==========

     The change in our total revenue from the sale of oil and natural gas from the first quarter 2004 to the first quarter 2003 was due to the following:

- A $2.4 million increase to total revenue due to a 9% increase in production volumes for the first quarter 2004;
- The increase in revenue related to increased production was offset by a loss of $2.8 million due to a $0.65 per Mcfe decrease in the average sales price we received for our production. The decrease in the average sales price that we received was due to a $1.44 per Mcf decrease in the sales price we received for natural gas.
- A decrease in losses on the settlement of hedging contracts resulted in a $2.6 million increase in total revenue from the sale of oil and natural gas.

     The table below shows the type of derivative commodity contracts, the volumes, the weighted average NYMEX reference price for those volumes, and the associated gain /(loss) upon settlement of those hedges during the first quarter of 2004 and 2003.

                                                   THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------
                                                  2004      % CHANGE      2003
                                               ----------  -----------  ----------
OIL SWAPS
Volumes (Bbls). . . . . . . . . . . . . . . .     29,575         (56%)     67,500
Average swap price ($per Bbl) . . . . . . . .  $   25.35            0%  $   25.29
Gain / (loss) upon settlement ($in thousands)  $    (290)        (50%)  $    (575)

OIL COLLARS
Volumes (Bbls). . . . . . . . . . . . . . . .     45,500          102%     22,500
Average floor price ($per Bbl)                 $   23.00           28%  $   18.00
Average ceiling price ($per Bbl)               $   30.43           35%  $   22.56
Gain / (loss) upon settlement ($in thousands)  $    (215)        (15%)  $    (253)

NATURAL GAS SWAPS
Volumes (MMbtu) . . . . . . . . . . . . . . .    295,750         (64%)    832,500
Average swap price ($per MMbtu) . . . . . . .  $    4.96           37%  $    3.63
Gain / (loss) upon settlement ($in thousands)  $    (216)        (91%)  $  (2,506)

NATURAL GAS COLLARS
Volumes (MMbtu) . . . . . . . . . . . . . . .    546,000            -           -
Average floor price ($per MMbtu)               $    4.13            -   $       -
Average ceiling price ($per MMbtu)             $    8.43            -   $       -
Gain / (loss) upon settlement ($in thousands)  $       -            -   $       -


     Other revenue. Fees that we charge other parties who use our two gas gathering systems to move their production from the wellhead to third party gas pipeline systems is recorded as other revenue. These gathering systems are owned by us and located in the Texas Gulf Coast. One of the gathering systems connects a single well and the other connects two wells. Other revenue for the first quarter of 2004 was $1,000 compared to $38,000 for the first quarter last year.

     Production cost. Production costs include lease operating expenses and production taxes.

                                        THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------
                                        2004      % CHANGE     2003
                                     ---------  -----------  ---------
                                          (dollars in thousands)

Operating and maintenance expenses.  $   1,026          16%  $     881
Workover expenses . . . . . . . . .        221         256%         62
Ad valorem taxes. . . . . . . . . .        162         423%         31
                                     ---------               ---------
  Lease operating expenses. . . . .  $   1,409          45%  $     974

Production taxes. . . . . . . . . .        863         (8%)        938
                                     ---------               ---------
  Total production cost . . . . . .  $   2,272          19%  $   1,912
                                     =========               =========

                                                 ($per Mcfe)
Operating and maintenance expenses.  $    0.34          10%  $    0.31
Workover expenses . . . . . . . . .       0.07         250%       0.02
Ad valorem taxes. . . . . . . . . .       0.05         150%       0.02
                                     ---------               ---------
  Total lease operating expenses. .  $    0.46          31%  $    0.35

Production taxes. . . . . . . . . .       0.28        (15%)       0.33
                                     ---------               ---------
  Total production cost . . . . . .  $    0.74           9%  $    0.68
                                     =========               =========

Lease operating expenses
------------------------

     Lease operating expenses are generally comprised of several components which include: the cost of labor and supervision to operate the wells and related equipment; repairs and maintenance; related materials, supplies, fuel, and supplies utilized in operating the wells and related equipment and facilities; insurance applicable to wells and related facilities and equipment; workover cost; and ad valorem taxes. Lease operating expenses are driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas.

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

     The increase in our total lease operating expenses for the first quarter of 2004 over the first quarter 2003 was primarily due to:

- An increase in operating and maintenance expenses due to increase in number of producing wells in the first quarter 2004;
- An increase in workover costs due to an increase in workover activity for the first quarter 2004; and,
- An increase in ad valorem taxes due to an increase projected 2004 property valuations due to higher average commodity prices in 2003.

     On a per unit basis, an increase in compressor rental and maintenance expense and fees paid for overhead represented approximately $0.03 per Mcfe of the increase in our per unit lease operating expense, while the increase in workover costs and ad valorem taxes represented $0.08 of the increase.

Production taxes
----------------

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

     A 10% decline in the average pre-hedge sales price that we received for our oil and natural gas in the first quarter 2004 was primary reason for the decrease in production taxes. Production taxes for the first quarter 2004 were 4.9% of revenue before gains and losses due to hedging, compared to 5.2% in the first quarter 2003.

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

                                         THREE MONTHS ENDED MARCH 31,
                                      ---------------------------------
                                         2004     % CHANGE      2003
                                      ---------  -----------  ---------
                                            (dollars in thousands)

General and administrative expenses   $   1,220           7%  $   1,139
                                                   ($per Mcfe)

General and administrative expenses   $    0.40         (2%)  $    0.41


     Approximately 48% of the increase in our general and administrative expenses was due to a decrease in the percentage of our total general and administrative costs that we capitalized during the first quarter 2004 when compared to the first quarter last year. Other changes were as follows:

- An increase in payroll and employee benefit expenses net of amounts charged to joint ventures to cover the costs of managing these joint operations, an increase in franchise taxes and increase in the cost of corporate insurance were the primary reasons for the increase in general and administrative expenses; and,
- The increases were partially offset by a decline in fees paid to third party consultants and a decline office rent expense.


     Depletion of oil and natural gas properties. Our full-cost depletion expense is driven by many factors including certain costs spent in the exploration and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

                                                  THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                 2004     % CHANGE       2003
                                              ---------  -----------  ---------
                                                     (dollars in thousands)

Depletion of oil and natural gas properties.  $   4,850          18%  $   4,102

                                                           ($per Mcfe)

Depletion rate . . . . . . . . . . . . . . .  $    1.60           9%  $    1.46


     Increased production volumes combined with an increase in our per unit depletion rate resulted in an 18% increase in our depletion expense. Higher production volumes accounted for approximately 45% of the increase in depletion expense while an increase in our depletion rate accounted for 55% of the increase. The increase in our depletion rate was due to an increase in our oil and natural gas finding and development costs incurred in 2003 and an increase in future development costs associated with our year-end 2003 reserves.

     Net interest expense. We capitalize interest expense on borrowings associated with major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                               2004       % CHANGE       2003
                                                                            ----------  ------------  ----------
                                                                                    (dollars in thousands)

Interest on senior credit facility . . . . . . . . . . . . . . . . . . . .  $     185          (71%)  $     636
Interest on senior subordinated notes (a). . . . . . . . . . . . . . . . .        438          (25%)        583
Commitment fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54         1250%           4
Dividend on Series A mandatorily redeemable preferred stock (b). . . . . .        175            -            -
Amortization of deferred loan and debt issuance cost . . . . . . . . . . .        192          (24%)        253
Other general interest expense . . . . . . . . . . . . . . . . . . . . . .          9          (40%)         15
Capitalized interest expense . . . . . . . . . . . . . . . . . . . . . . .       (271)          30%        (209)
                                                                            ----------                ----------
Net interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     782          (39%)  $   1,282
                                                                            ==========                ==========

Weighted average debt outstanding. . . . . . . . . . . . . . . . . . . . .  $  54,671          (33%)  $  81,502
Average interest rate on outstanding indebtedness (c). . . . . . . . . . .        6.2%                      6.0%

(a)  Interest expense on our senior subordinated notes paid in kind through the issuance of additional debt in lieu of cash.  Our option to pay interest in kind on our senior subordinated notes expired in
     October 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -                 $     292
(b)  Dividend on Series A preferred stock paid in kind through the issuance of preferred stock in lieu of cash.  Our option to pay dividends in kind on our Series A preferred stock expires in October
     2005                                                                         175                         -

(c)  Calculated as the sum of interest expense on outstanding indebtedness, commitment fees and dividend on our
     Series A mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.


     The change in our net interest expense for the first quarter 2004 when compared to the first quarter 2003 was primarily due to the following:

- A decrease in outstanding debt drawn under our senior credit facility combined with a decrease in the interest rate that we pay on the borrowings outstanding under our senior credit facility resulted in a $451,000 decrease in net interest expense. This decrease was offset by a $50,000 increase in the commitment fees paid on the unused portion of our borrowing base;
- A decrease in the amount of subordinated notes outstanding and a decrease in the interest rate paid on our senior subordinated notes resulted in a $145,000 decrease in net interest expense; and,
- Upon our adoption of SFAS 150 in July 2003, we reclassified approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock, which had no equity conversion features and must be settled with our assets, to long-term debt. As part of this reclassification, the dividends on our mandatorily must be reported as interest expense. The dividend on our mandatorily redeemable for the first quarter of 2003 was reported as dividends in dividend and accretion of mandatorily redeemable preferred stock. Excluding the dividend and weighted average mandatorily redeemable preferred balance outstanding for the first quarter 2004, our average interest rate on outstanding indebtedness was 5.9%.

     Other income (expense). Other income (expense) primarily includes non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of cash flow hedges.

                                                       THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------------
                                                      2004      % CHANGE      2003
                                                    ---------  -----------  ---------
                                                          (dollars in thousands)

Non-cash charge for ineffective portion of hedges.  $     127          14%  $     111
                                                    ---------               ---------

  Total other income (expense) . . . . . . . . . .  $     127          14%  $     111
                                                    =========               =========


     Income taxes. Since inception, we have not been required to recognize any current income taxes. Furthermore, we do not expect to recognize significant, if any, current income taxes in 2004. Since inception, we have generated net operating losses (NOLs) due mainly to intangible drilling and other property related deductions, which have exceeded taxable income. Our regular NOLs are $102.8 million, and our alternative minimum tax NOLs are $88.5 million. To date, we have not utilized any of our NOLs. In future periods, our NOLs will be used to offset taxable income.

     Since 1998 through year-end 2003, we have not been required to recognize any deferred income tax expense. Due to the level of projected net income, we expect to evolve from a net deferred tax asset to a net deferred tax liability position. It is management's belief that we will begin to utilize our NOLs and will have reversals of existing temporary differences between book and taxable income such that a net deferred tax liability is expected at year-end 2004, as well as in future years. Accordingly, as of March 31, 2004, we have recognized $2.5 million of deferred tax expense, a $0.5 million tax effect of unrealized hedging losses and a $2.0 million reduction in our net deferred tax assets.

     Dividends and accretion of mandatorily redeemable preferred stock. We are required to pay dividends on our Series A and Series B preferred stock. At our option, these dividends may be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind in each quarter of 2004 and 2003.

     Upon our adoption of SFAS 150 in July 2003, we reclassified approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock that must be settled with our assets to long-term debt. As part of the reclassification, the dividend paid on the reclassified amount since July 2003 has been reported as interest expense.

     In November and December 2003, CSFB Private Equity used a portion of our mandatorily redeemable Series A and Series B preferred stock that it held to pay for the exercise of the associated warrants. We also redeemed the remaining balance of Series B preferred stock that was not used to pay for the exercise.

     The following table shows the effect on our balance sheet, for the three months ended March 31, 2004 and 2003, of the issuance of additional shares of preferred stock in lieu of paying cash dividends.

                                            THREE MONTHS ENDED MARCH 31,
                                          --------------------------------
                                             2004    % CHANGE       2003
                                          ---------  ----------  ---------
                                              (dollars in thousands)

Dividends. . . . . . . . . . . . . . . .  $       -           -  $     894
Accretion of redeemable preferred stock.          -           -        101
                                          ---------              ---------
  Total other income (expense) . . . . .  $       -           -  $     995
                                          =========              =========

Additional preferred shares issued
Series A                                          -                 34,823
Series B                                          -                  9,890


OTHER MATTERS

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


New  Accounting  Pronouncements

     On April 30, 2004 the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) SFAS 141-1 and 142-1, "Interaction of FASB Statements NO. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (EITF) Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets" and the guidance in the FSP shall be applied to the first reporting period after April 29, 2004. Under the FSP certain use rights may have characteristics of tangible assets, thus we will continue to classify our oil and gas leaseholds as tangible oil and gas properties.

Forward  Looking  Information

     We or our representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells we anticipate drilling during 2004 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in the description of our business in Item 1 of our Form 10-K report for the year ended December 31, 2003 or in our Management's Discussion Analysis of Financial Condition in Item 7 of our Form 10-K report for the year ended December 31, 2003. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

DERIVATIVE CONTRACTS

     The following table reflects our open natural gas derivative contracts at March 31, 2004, the volumes associated with those contracts and the corresponding weighted average NYMEX reference price by quarter.

                                         2004                              2005
                            ----------------------------  --------------------------------------
                             SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                            --------  --------  --------  --------  --------  --------  --------
NATURAL GAS SWAPS:
Volumes (MMbtu). . . . . .   227,500   138,000    92,000         -         -         -         -
Average price ($per MMBtu)  $  4.252  $  4.180  $  4.360  $      -  $      -  $      -  $      -

NATURAL GAS COLLARS:
Volumes (MMbtu). . . . . .   509,600   400,200   264,100   202,500   136,500         -         -
Average price ($per MMBtu)
Floor. . . . . . . . . . .  $  4.112  $  4.101  $  4.131  $  4.139  $  4.083  $      -  $      -
Ceiling. . . . . . . . . .     5.672     5.724     5.813     6.633     5.107         -         -


     The following table reflects natural gas derivative contracts that were entered into subsequent to March 31, 2004, the volumes associated with those contracts and the corresponding weighted average NYMEX reference price by quarter.

                                   2004               2005
                            ------------------  ------------------
                             THIRD     FOURTH    FIRST     SECOND
                            QUARTER   QUARTER   QUARTER   QUARTER
                            --------  --------  --------  --------
NATURAL GAS COLLARS:
Volumes (MMbtu). . . . . .   322,000   322,000   315,000   318,500
Average price ($per MMBtu)
Floor. . . . . . . . . . .  $  5.250  $  5.250  $  5.000  $  5.000
Ceiling. . . . . . . . . .     7.410     7.410     7.400     7.400

     The following table reflects our open oil derivative contracts at March 31, 2004, the associated volumes and the corresponding weighted average NYMEX reference price by quarter.

                                     2004                                2005
                          ----------------------------  --------------------------------------
                           SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                          --------  --------  --------  --------  --------  --------  --------
OIL SWAPS:
Volumes (Bbls) . . . . .    20,475    13,800     9,200         -         -         -         -
Average price ($per Bbl)  $  24.52  $  23.91  $  23.80  $      -  $      -  $      -  $      -

OIL COLLARS:
Volumes (Bbls) . . . . .    50,050    36,800    22,300    15,750     6,825         -         -
Average price ($per Bbl)
Floor. . . . . . . . . .  $  24.09  $  24.50  $  23.83  $  23.00  $  23.00  $      -  $      -
Ceiling. . . . . . . . .     30.60     30.27     28.25     25.85     26.45         -         -

     The following table reflects oil derivative contracts that were entered into subsequent to March 31, 2004, the volumes associated with those contracts and the corresponding weighted average NYMEX reference price by quarter.

                                 2004                2005
                          ------------------  ------------------
                           THIRD     FOURTH    FIRST     SECOND
                          QUARTER   QUARTER   QUARTER   QUARTER
                          --------  --------  --------  --------
OIL COLLARS:
Volumes (Bbls) . . . . .    11,960    11,960    11,700    11,830
Average price ($per Bbl)
Floor. . . . . . . . . .  $  32.00  $  32.00  $  29.00  $  29.00
Ceiling. . . . . . . . .     38.15     38.15     36.00     36.00


ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

                                    TOTAL NUMBER OF    AVERAGE PRICE PAID
             PERIOD                 SHARES PURCHASED       PER SHARE
----------------------------------  ----------------  -------------------

January 1, 2004 - January 31, 2004            19,596  $      7.970


No purchases were made under a publicly announced plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

     31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Sec. 1350

     32.1 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Sec. 1350


(b) Brigham Exploration Company filed the following reports on Form 8-K during the quarter covered by this Quarterly Report on Form 10-Q:

     (1) Filed February 23, 2004 on Item 12. Regulation FD Disclosure, Brigham issued a press release announcing its 2004 capital expenditure plan.

     (2) Filed March 5, 2004 on Item 12. Regulation FD Disclosure, Brigham issued a press release announcing its financial results for the fiscal year end and quarter ended December 31, 2003, and provided its forecast for first quarter 2004 financial results results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2004.

                                         BRIGHAM EXPLORATION COMPANY


                                         By:  /s/  BEN M. BRIGHAM
                                              ----------------------------------
                                              Ben M. Brigham
                                              Chief Executive Officer, President
                                              and Chairman of the Board


                                         By:  /s/  EUGENE B. SHEPHERD, JR.
                                              ----------------------------------
                                              Eugene B. Shepherd, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer