Form 10-Q
period 2004-06-30
BRIGHAM EXPLORATION CO
filed 2004-08-16
CIK 1034755

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

                  For the quarterly period ended June 30, 2004

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
                                Yes [ ]          No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                   Outstanding
                         -----                                   -----------
Common Stock, par value $.01 per share as of August 13, 2004     41,985,615

================================================================================

                           Brigham Exploration Company

                      Second Quarter 2004 Form 10-Q Report

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

          Consolidated  Balance  Sheets  - June 30, 2004 and
          December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Consolidated  Statements  of  Operations  - Three and
          six months ended June  30,  2004 and  2003 . . . . . . . . . . . . . 2
          Consolidated Statement of Stockholders' Equity - Six
          months ended June 30,  2004. . . . . . . . . . . . . . . . . . . . . 3
          Consolidated Statements of Cash Flows - Six months ended
          June 30, 2004 and  2003. . . . . . . . . . . . . . . . . . . . . . . 4
          Notes  to  the  Consolidated  Financial  Statements. . . . . . . . . 5

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . . . . 14

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK. . 31

ITEM  4.  CONTROLS  AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . 32


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .33

ITEM  2.  CHANGES  IN  SECURITIES,  USE  OF  PROCEEDS  AND  ISSUER
          PURCHASES OF EQUITY  SECURITIES. . . . . . . . . . . . . . . . . . .33

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS. . . . . .33

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . . . . .35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

                                                    BRIGHAM EXPLORATION COMPANY
                                                    CONSOLIDATED BALANCE SHEETS
                                                 (in thousands, except share data)
                                                            (unaudited)


                                                                                                        June 30,     December 31,
                                                                                                          2004           2003
                                                                                                      ------------  --------------
                                                         ASSETS
                                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                                         $    11,111   $       5,779
    Accounts receivable                                                                                    14,972          11,143
    Deferred income taxes                                                                                     842             307
    Other current assets                                                                                      738           3,606
                                                                                                      ------------  --------------
       Total current assets                                                                                27,663          20,835
                                                                                                      ------------  --------------

Oil and natural gas properties, net (full cost method)                                                    226,715         197,311
Other property and equipment, net                                                                           1,195           1,219
Deferred income taxes                                                                                           -           1,890
Deferred loan fees                                                                                          2,128           2,501
Other noncurrent assets                                                                                       562             460
                                                                                                      ------------  --------------
       Total assets                                                                                   $   258,263   $     224,216
                                                                                                      ============  ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                  $    19,240   $      19,806
    Royalties payable                                                                                       7,505           5,280
    Accrued drilling costs                                                                                  5,270           3,916
    Participant advances received                                                                             698           1,179
    Other current liabilities                                                                               3,553           5,398
                                                                                                      ------------  --------------
      Total current liabilities                                                                            36,266          35,579
                                                                                                      ------------  --------------

Senior credit facility                                                                                     36,700          19,000
Senior subordinated notes                                                                                  20,000          20,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 457,397 and 439,722 shares issued and outstanding at
  June 30, 2004 and December 31, 2003, respectively                                                         9,148           8,794
Deferred income taxes                                                                                       3,844               -
Other noncurrent liabilities                                                                                3,017           2,498

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 and 1,000,000
        shares are designated as Series A and Series B, respectively                                            -               -
    Common stock, $.01 par value, 50 million shares authorized, 40,526,893 and 40,246,729 shares issued and 39,345,541 and 39,086,096 shares outstanding at June 30, 2004 and December 31,
        2003, respectively                                                                                    405             402
    Additional paid-in capital                                                                            152,241         151,263
    Treasury stock, at cost; 1,181,352 and 1,160,633 shares at June 30, 2004 and December 31,
        2003, respectively                                                                                 (4,562)         (4,402)
    Unearned stock compensation                                                                            (1,881)         (1,816)
    Accumulated other comprehensive income (loss)                                                          (1,012)         (1,040)
    Retained earnings (Accumulated deficit)                                                                 4,097          (6,062)
                                                                                                      ------------  --------------
      Total stockholders' equity                                                                          149,288         138,345
                                                                                                      ------------  --------------
       Total liabilities and stockholders' equity                                                     $   258,263   $     224,216
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

                                     BRIGHAM EXPLORATION COMPANY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                             (unaudited)

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,            June 30,
                                                              --------------------------------------
                                                                2004     2003       2004      2003
                                                              --------  --------  --------  --------
Revenues:
  Oil and natural gas sales                                   $17,916   $12,127   $34,735   $26,766
  Other revenue                                                    41        43        42        81
                                                              --------  --------  --------  --------
                                                               17,957    12,170    34,777    26,847
                                                              --------  --------  --------  --------
Costs and expenses:
  Lease operating                                               1,305     1,270     2,714     2,244
  Production taxes                                                896       806     1,759     1,744
  General and administrative                                    1,199     1,187     2,419     2,326
  Depletion of oil and natural gas properties                   5,623     3,799    10,503     7,901
  Depreciation and amortization                                   184       160       365       257
  Accretion of discount on asset retirement obligations            40        37        77        71
                                                              --------  --------  --------  --------
                                                                9,247     7,259    17,837    14,543
                                                              --------  --------  --------  --------
     Operating income                                           8,710     4,911    16,940    12,304
                                                              --------  --------  --------  --------

Other income (expense):
  Interest income                                                  15         7        29        28
  Interest expense                                               (854)   (1,224)   (1,636)   (2,506)
  Other income (expense)                                         (118)     (281)        9      (170)
                                                              --------  --------  --------  --------
                                                                 (957)   (1,498)   (1,598)   (2,648)
                                                              --------  --------  --------  --------
Income before income taxes and cumulative effect of
  change in accounting principle                                7,753     3,413    15,342     9,656
                                                              --------  --------  --------  --------
Income tax expense:
  Current                                                           -         -         -         -
  Deferred                                                     (2,683)        -    (5,183)        -
                                                              --------  --------  --------  --------
                                                               (2,683)        -    (5,183)        -
                                                              --------  --------  --------  --------
Income before cumulative effect of change in accounting
    principle                                                   5,070     3,413    10,159     9,656
Cumulative effect of change in accounting principle                 -         -         -       268
                                                              --------  --------  --------  --------
Net income                                                      5,070     3,413    10,159     9,924
Less accretion and dividends on redeemable preferred stock          -     1,028         -     2,023
                                                              --------  --------  --------  --------
Net income available to common stockholders                   $ 5,070   $ 2,385   $10,159   $ 7,901
                                                              ========  ========  ========  ========

Net income per share available to common stockholders:
  Basic
   Income before cumulative effect of change in accounting
     principle                                                $  0.13   $  0.12   $  0.26   $  0.39
   Cumulative effect of change in accounting principle              -         -         -      0.01
                                                              --------  --------  --------  --------
                                                              $  0.13   $  0.12   $  0.26   $  0.40
                                                              ========  ========  ========  ========

  Diluted
    Income before cumulative effect of change in accounting
      principle                                               $  0.13   $  0.10   $  0.25   $  0.29
    Cumulative effect of change in accounting principle             -         -         -      0.01
                                                              --------  --------  --------  --------
                                                              $  0.13   $  0.10   $  0.25   $  0.30
                                                              ========  ========  ========  ========

Weighted average shares outstanding:
  Basic                                                        39,287    20,087    39,261    19,898
                                                              ========  ========  ========  ========
  Diluted                                                      40,391    30,037    40,354    32,090
                                                              ========  ========  ========  ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                                  BRIGHAM EXPLORATION COMPANY
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (in thousands)
                                                          (unaudited)


                                                                                                       Accumulated      Retained
                                      Common Stock       Additional                     Unearned         Other         Earnings
                                 ---------------------    Paid In      Treasury          Stock       Comprehensive  (Accumulated
                                   Shares      Amounts    Capital        Stock        Compensation    Income (Loss)     Deficit)
                                 -----------  ---------  --------  ----------------  --------------  ---------------  ----------
Balance, December 31, 2003            40,247  $     402  $151,263  $        (4,402)  $      (1,816)  $       (1,040)  $ (6,062)
Comprehensive income:
  Net income                               -          -         -                -               -                -     10,159
  Unrealized gain (losses) on
    cash flow hedges                       -          -         -                -               -              (16)         -
  Tax provisions related to
    cash flow hedges                       -          -         -                -               -              (16)         -
  Net losses realized and
    included in net income                 -          -         -                -               -               60          -

    Comprehensive income
Exercises of employee stock
  options                                208          2       596                -               -                -          -
Issuance of restricted stock               -          -       514                -            (514)               -          -
Vesting of restricted stock               72          1        (1)               -               -                -          -
Forfeitures of restricted stock            -          -      (131)              (4)            131                -          -
Repurchases of common
  stock                                    -          -         -             (156)              -                -          -
Amortization of unearned
stock compensation                         -          -         -                -             318                -          -
                                 -----------  ---------  --------  ---------------  --------------  ---------------  ----------
Balance, June 30, 2004                40,527  $     405  $152,241  $        (4,562)  $      (1,881)  $       (1,012)  $  4,097
                                 ===========  =========  ========  ================  ==============  ===============  =========


                                    Total
                                Stockholders'
                                   Equity
                                -------------
Balance, December 31, 2003      $    138,345
Comprehensive income:
  Net income                          10,159
  Unrealized gain (losses) on
    cash flow hedges                     (16)
  Tax provisions related to
    cash flow hedges                     (16)
  Net losses realized and
    included in net income                60
                                -------------
    Comprehensive income               10,187
Exercises of employee stock
  options                                598
Issuance of restricted stock               -
Vesting of restricted stock                -
Forfeitures of restricted stock           (4)
Repurchases of common
  stock                                 (156)
Amortization of unearned
  stock compensation                     318
                                -------------
Balance, June 30, 2004          $    149,288
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

                                          BRIGHAM EXPLORATION COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                  (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                           --------------------
                                                                                             2004       2003
                                                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                                                               $ 10,159   $  9,924
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                                            10,503      7,901
      Depreciation and amortization                                                             365        257
      Interest paid through issuance of additional senior subordinated notes                      -        585
      Interest paid through issuance of additional mandatorily redeemable preferred stock       354          -
      Amortization of deferred loan fees and debt issuance costs                                383        533
      Market value adjustment for derivative instruments                                         60        170
      Accretion of discount on asset retirement obligations                                      77         71
      Cumulative effect of change in accounting principle                                         -       (268)
      Deferred income taxes                                                                   5,183          -
      Changes in operating assets and liabilities:
         Accounts receivable                                                                 (3,829)     2,310
         Gas imbalance receivable                                                                 -     (2,669)
         Other current assets                                                                 2,911      1,903
         Accounts payable                                                                      (566)    (3,603)
         Royalties payable                                                                    2,225      1,968
         Participant advances received                                                         (481)      (616)
         Gas imbalance liability                                                                  -      5,639
         Other current liabilities                                                           (1,902)      (549)
         Other noncurrent assets and liabilities                                                (92)       (38)
                                                                                           ---------  ---------
            Net cash provided by operating activities                                        25,350     23,518
                                                                                           ---------  ---------
Cash flows from investing activities:
   Additions to oil and natural gas properties                                              (38,072)   (18,841)
   Proceeds from sale of oil and natural gas properties                                           -        352
   Additions to other property and equipment                                                   (172)      (209)
   Decrease (Increase) in drilling advances paid                                                137       (516)
                                                                                           ---------  ---------
            Net cash used by investing activities                                           (38,107)   (19,214)
                                                                                           ---------  ---------
Cash flows from financing activities:
   Increase in senior credit facility                                                        19,700          -
   Repayment of senior credit facility                                                       (2,000)    (7,000)
   Deferred loan fees paid and equity costs                                                     (53)      (985)
   Proceeds from exercise of employee stock options                                             598        594
   Repurchases of common stock                                                                 (156)         -
                                                                                           ---------  ---------
            Net cash provided (used) by financing activities                                 18,089     (7,391)
                                                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents                                          5,332     (3,087)
Cash and cash equivalents, beginning of year                                                  5,779     15,318
                                                                                           ---------  ---------
Cash and cash equivalents, end of period                                                   $ 11,111   $ 12,231
                                                                                           =========  =========


The accompanying notes are an integral part of these consolidated financial statements

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

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

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

     STOCK BASED COMPENSATION

     Brigham accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, Brigham has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS 148.

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123, as amended by SFAS 148, Brigham's net income and net income per share for the three and six month periods ended June 30, 2004 and 2003 would have been the pro forma amounts indicated below:

                                             Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                              -----------------------------------
                                               2004     2003      2004     2003
                                              -------  -------  --------  -------
                                           (In thousands, except per share amounts)

Net income available to common
stockholders - basic:
  As reported                                 $5,070   $2,385   $10,159   $7,901
  Add back: Stock compensation expense
    previously included in net income            116        3       237        6
  Effect of total employee stock-based
    compensation expense, determined under fair
    value method for all awards                 (647)    (117)     (991)    (159)
                                              -------  -------  --------  -------
  Pro forma                                   $4,539   $2,271   $ 9,405   $7,748
                                              =======  =======  ========  =======

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                            Three Months Ended   Six Months Ended
                                                  June 30,          June 30,
                                              -----------------------------------
                                               2004     2003      2004     2003
                                              -------  -------  --------  -------
                                            (In thousands, except per share amounts)

Net income available to common
stockholders - diluted:
  As reported                                 $5,070   $3,062   $10,159   $9,696
  Add back: Stock compensation expense
    previously included in net income            116        3       237        6
  Effect of total employee stock-based
    compensation expense, determined under fair
    value method for all awards                 (647)    (117)     (991)    (159)
                                              -------  -------  --------  -------
  Pro forma                                   $4,539   $2,948   $ 9,405   $9,543
                                              =======  =======  ========  =======

Net income per share:
  Basic:
    As reported                               $ 0.13   $ 0.12   $  0.26   $ 0.40
    Pro forma                                   0.12     0.11      0.24     0.39
  Diluted:
    As reported                               $ 0.13   $ 0.10   $  0.25   $ 0.30
    Pro forma                                   0.11     0.10      0.23     0.30

3.   COMMITMENTS AND CONTINGENCIES

     Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.

     On November 20, 2001, Brigham filed a lawsuit in the District Court of Travis County, Texas, against Steve Massey Company, Inc. ("Massey"). The Petition claims Massey furnished defective casing to Brigham, which ultimately led to the casing failure of the Palmer 347 #5 well and the loss of the Palmer #5 as a producing well. In 2004, the parties settled the case on terms favorable to Brigham. Brigham received approximately $440,000 as a result of this settlement, which reduced capitalized well costs. In addition, Massey dropped its $445,819 counterclaim.

     On July 11, 2002, an employee of a contractor on Brigham's Burkhart #1-R location, Matagorda County, Texas, was involved in a fatal accident. The United States Department of Labor Occupational Safety & Health Administration conducted an inspection and, in October 2003, Brigham settled all issues resulting from that inspection for $70,000.

     On October 8, 2002, relatives of the contractor's employee filed a wrongful death action in the district court for Matagorda County, Texas, against Brigham and three of Brigham's contractors in connection with his accidental death. Plaintiffs were seeking unspecified actual and punitive damages. On March 23, 2004, a jury determined that Brigham had no liability in the accidental death of the contractor's employee. The plaintiffs have filed a motion for a new trial, which the trial judge has taken under advisement.

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

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

additional costs that were covered by insurance, and the insurer being subrogated to Brigham's claim, Brigham's incremental recovery as a result of the settlement was diminimus.

     The operator of the Stonehocker #1 disputed Brigham's ownership interest in the well. In January 2004, the Oklahoma Corporation Commission ruled in favor of Brigham. The operator of the Stonehocker #1 appealed the ruling and the Oklahoma Corporation Commission affirmed its original ruling in March 2004. The operator has appealed the ruling to the Oklahoma Supreme Court.

     A working interest owner that relinquished its ownership interest in the Nold #1S well as a result of a non-consent election in the re-completion of the well asserted that it did not relinquish its entire interest, but rather became subject only to a 400 percent payout provision. In November 2003, the working interest owner filed a lawsuit against Brigham for breach of contract. In April 2004, the parties negotiated a settlement that resulted in Brigham making a payment of approximately $390,000 to the working interest owner in exchange for an assignment of any interest owned by the working interest owner in this well.

     In December 2003, Brigham filed a lawsuit in the United States District Court for the Western District of Texas against another company and a former employee concerning the defendants' misappropriation of Brigham's trade secrets and breach of confidentiality obligations. Defendants denied any wrongdoing and asserted a counterclaim against Brigham for alleged tortuous interference with an existing business relationship between the company and its employee. The parties settled the lawsuit in April 2004 on terms favorable to Brigham. The settlement resulted in a $50,000 payment to Brigham, a small overriding royalty interest assignment to Brigham in three tracts and an agreement to not compete in specific areas covered by the confidential information. In addition, the other company has dropped its counterclaim against Brigham.

4.   NET INCOME PER SHARE

     Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of Brigham.

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income available to common stockholders for the three and six months ended June 30, 2004 and 2003:

                                                                                        Three Months Ended  Six Months Ended
                                                                                              June 30,         June 30,
                                                                                          ----------------------------------
                                                                                           2004     2003     2004     2003
                                                                                          -------  -------  -------  -------
                                                                                       (In thousands, except per share amounts)
Basic EPS:
    Income (loss) available to common
      stockholders before cumulative change in
      accounting principle                                                                $ 5,070  $ 2,385  $10,159  $ 7,633
    Cumulative change in accounting principle                                                   -        -        -      268
                                                                                          -------  -------  -------  -------
      Income (loss) available to common
        stockholders                                                                      $ 5,070  $ 2,385  $10,159  $ 7,901
                                                                                          =======  =======  =======  =======
      Common shares outstanding                                                            39,287   20,087   39,261   19,898
                                                                                          =======  =======  =======  =======

Basic EPS
  Income (loss) available to common
    stockholders before change in
    accounting principle                                                                  $  0.13  $  0.12  $  0.26  $  0.39
  Cumulative change in accounting principle                                                     -        -        -     0.01
                                                                                          -------  -------  -------  -------
                                                                                          $  0.13  $  0.12  $  0.26  $  0.40
                                                                                          =======  =======  =======  =======

                                 BRIGHAM EXPLORATION COMPANY

                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)


                                                                             Three Months Ended  Six Months Ended
                                                                                   June 30,          June 30,
                                                                               ----------------  ----------------
                                                                                2004     2003     2004     2003
                                                                               -------  -------  -------  -------
                                                                            (In thousands, except per share amounts)
Diluted EPS:
    Income (loss) available to common
      stockholders before cumulative change in
      accounting principle                                                     $ 5,070  $ 2,385  $10,159  $ 7,633
    Cumulative change in accounting principle                                        -        -        -      268
                                                                               -------  -------  -------  -------
      Income (loss) available to common
        stockholders                                                             5,070    2,385   10,159    7,901
    Adjustments for assumed conversions:
      Dividends and accretion on mandatorily
        redeemable preferred stock (1)                                               -      677        -    1,795
                                                                               -------  -------  -------  -------
  Income (loss) available to common
    stockholders before change in accounting
    principle-diluted                                                            5,070    3,062   10,159    9,428
    Cumulative change in accounting principle                                        -        -        -      268
                                                                               -------  -------  -------  -------
      Income (loss) available to common
        stockholders-diluted                                                   $ 5,070  $ 3,062  $10,159  $ 9,696
                                                                               =======  =======  =======  =======


  Common shares outstanding                                                     39,287   20,087   39,261   19,898
  Effect of dilutive securities:
    Warrants                                                                         -      459        -      600
    Mandatorily redeemable preferred stock                                           -    8,966        -   11,071
    Stock options                                                                1,104      525    1,093      521
                                                                               -------  -------  -------  -------
  Potentially dilutive common shares                                             1,104    9,950    1,093   12,192
                                                                               -------  -------  -------  -------
    Adjusted common shares outstanding
      diluted                                                                   40,391   30,037   40,354   32,090
                                                                               =======  =======  =======  =======

  Diluted EPS
    Income (loss) available to common
      stockholders before change in accounting
      principle                                                                $  0.13  $  0.10  $  0.25  $  0.29
    Change in accounting principle                                                   -        -        -     0.01
                                                                               -------  -------  -------  -------
                                                                               $  0.13  $  0.10  $  0.25  $  0.30
                                                                               =======  =======  =======  =======

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


     Options and warrants to purchase 1,000 shares and 2.1 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2004 and 2003, respectively, and options and warrants to purchase 21,000 shares and 13,000 shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the six months ended June 30, 2004 and 2003, respectively, because the effects would have been antidilutive.

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

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and six month periods ended June 30, 2004 and 2003:

                                                                    Three Months       Six Months
                                                                   Ended June 30,     Ended June 30,
                                                                 -------------------------------------
                                                                  2004      2003      2004      2003
                                                                 -------  --------  --------  --------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $ 5.90   $  4.72   $  5.80   $  5.12
  Average price per Mcf realized (excluding hedging results)     $ 6.19   $  5.60   $  6.00   $  6.40
  Decrease in revenue (in thousands)                             $ (644)  $(1,341)  $  (860)  $(3,847)
OIL
  Average price per Bbl as reported (including hedging results)  $33.05   $ 27.45   $ 31.88   $ 28.39
  Average price per Bbl realized (excluding hedging results)     $37.81   $ 29.52   $ 35.79   $ 31.37
  Decrease in revenue (in thousands)                             $ (670)  $  (370)  $(1,175)  $(1,198)


     For the three months ended June 30, 2004 and 2003, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2004 and 2003, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.1 million and $0.1 million, respectively. These amounts are included in other income (expense).

NATURAL GAS AND CRUDE OIL DERIVATIVE CONTRACTS

     The following table summarizes the hedging contracts to which Brigham was a party at June 30, 2004, the total natural gas and crude oil production volumes subject to those contacts and the weighted average NYMEX reference price for those volumes:

                            SWAPS                  COLLARS
                    --------------------  ---------------------------
                               WEIGHTED              WEIGHTED AVERAGE
                                                    ----------------
                               AVERAGE               FLOOR   CEILING
                    VOLUMES     PRICE    VOLUMES     PRICE    PRICE
                    --------  ---------  --------  ---------  -----
NATURAL GAS          (MMbtu)  ($/MMbtu)   (MMbtu)  ($/MMbtu)

Quarter Ended:
September 30, 2004   138,000      4.180   722,200      4.613  6.476
December 31, 2004     92,000      4.360   586,100      4.746  6.690
March 31, 2005             -          -   517,500      4.663  7.100
June 30, 2005              -          -   455,000      4.725  6.712

CRUDE OIL             (Bbls)    ($/Bbl)    (Bbls)    ($/Bbl)

Quarter Ended:
September 30, 2004    13,800      23.91    48,760      26.34  32.20
December 31, 2004      9,200      23.80    34,260      26.68  31.71
March 31, 2005             -          -    27,450      25.56  30.18
June 30, 2005              -          -    18,655      26.80  32.51

                          BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     INTEREST RATE SWAP

     Periodically, Brigham may use interest rate swap contracts to adjust the proportion of its total debt that is subject to variable interest rates. Under such an interest rate swap contract, Brigham agrees to pay an amount equal to a specified fixed-rate of interest for a certain notional amount and receive in return an amount equal to a variable-rate. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity. Although no collateral is held or exchanged for the contract, the interest rate swap contract is entered into with a major financial institution in order to minimize Brigham's counterparty credit risk. The interest rate swap contract is designated as a cash flow hedge against changes in the amount of future cash flows associated with Brigham's interest payments on variable-rate debt. The effect of this accounting on operating results is that interest expense on a portion of variable-rate debt being hedged is recorded based on fixed interest rates.

     At June 30, 2004, Brigham had an interest rate swap contract to pay a fixed-rate of interest of 8.76% on $20.0 million notional amount of senior subordinated notes. The $20.0 million notional amount of the outstanding contract matures in March 2009. As of June 30, 2004, approximately $0.4 million of unrealized gains are included in accumulated other comprehensive income
(loss) on the balance sheet and the fair value of the interest rate swap agreement represents approximately $0.2 million of other noncurrent assets. The fair value of the interest rate swap contract is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.


     FAIR VALUES

     The fair value of hedging and interest rate swap contracts is reflected on the consolidated balance sheets as detailed in the following table. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the next twelve months.

                                    JUNE 30,
                               ------------------
                                 2004      2003
                               --------  --------
                                 (In thousands)
Other current liabilities      $(2,198)  $(2,734)
Other noncurrent liabilities      (237)     (276)
Other current assets                 -       133
Other noncurrent assets            242         -
                               --------  --------
                               $(2,193)  $(2,877)
                               ========  ========


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

                          BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

depletion of oil and natural gas properties and (iii) a $1.9 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iii) was to record a gain of $0.3 million as a cumulative effect adjustment of a change in accounting principle in Brigham's consolidated statements of operations upon adoption on January 1, 2003.

     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and six months ended June 30, 2004:

                                                       Three Months Ended  Six Months Ended
                                                              June 30,        June 30,
                                                           2004     2003    2004     2003
                                                          -------  ------  -------  ------
                                                                    (In thousands)
Beginning asset retirement obligations                    $2,422   $1,965  $2,320   $1,931
Liabilities incurred for new wells placed on production      235       60     336       60
Liabilities settled                                          (32)       -     (68)       -
Accretion of discount on asset retirement obligations         40       37      77       71
                                                          -------  ------  -------  ------
Ending asset retirement obligations                       $2,665   $2,062  $2,665   $2,062
                                                          =======  ======  =======  ======

7.   INCOME TAXES

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

     At June 30, 2004, management believes that Brigham will (i) begin to utilize net operating losses (NOLs) and (ii) have reversals of existing temporary differences between book and taxable income sufficient to result in a deferred tax liability at year-end 2004. Management also believes that it is more likely than not that capital loss carryforwards of approximately $1.8 million may expire unused and, accordingly, has established a valuation allowance of $0.6 million. The components of deferred income tax assets and liabilities are as follows:

                                       June 30,  December 31,
                                         2004       2003
                                       --------  ------------
                                           (In thousands)
Deferred tax assets
  Current:
    Net operating loss carryforwards   $      -  $        451
    Unrealized hedging losses               545             -
    Derivative assets                       297             -
                                       --------  ------------
                                            842           451
                                       --------  ------------

                          BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                   JUNE 30,  DECEMBER 31,
                                                     2004       2003
                                                   ---------  ----------
                                                      (In thousands)
Non-current:
   Net operating loss carryforwards                  37,639     34,409
   Capital loss carryforwards                           634        634
   Stock compensation                                   925        818
   Unrealized hedging losses                              -        561
   Derivative assets                                      -        276
   Asset retirement obligations                         933        812
   Preferred stock dividends as interest expense        243        119
   Other                                                 27         27
                                                   ---------  ---------
    Non-current                                      40,401     37,656
                                                   ---------  ---------
                                                     41,243     38,107
                                                   ---------  ---------

Deferred tax liabilities
Current:
   Gas imbalances                                         -       (144)
Non-current:
   Depreciable and depletable property              (43,423)   (35,132)
Other                                                  (188)         -
                                                   ---------  ---------
   Non-current                                      (43,611)   (35,132)
                                                   ---------  ---------
                                                    (43,611)   (35,276)
                                                   ---------  ---------
  Net deferred tax assets (liabilities)              (2,368)     2,831
  Valuation allowance                                  (634)      (634)
                                                   ---------  ---------
                                                   $ (3,002)  $  2,197
                                                   =========  =========

     At June 30, 2004, Brigham has regular tax NOLs of approximately $107.5 million. Additionally, Brigham has approximately $93.3 million of alternative minimum tax ("AMT") NOLs available as a deduction against future taxable income. The NOLs expire from 2012 through 2024. The value of these NOLs depends on the ability of Brigham to generate taxable income.

     In addition, at June 30, 2004, Brigham has capital loss carryforwards of approximately $1.8 million that expire in varying years through 2007.

     Brigham believes it has a $4.5 million annual limitation on the utilization of certain of its NOLs under Internal Revenue Code Section 382 due to a potential 50% change in ownership among its 5% shareholders over a three-year period.

8.   ACCOUNTING PRONOUNCEMENTS

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

                          BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     In July 2004, the FASB issued proposed FASB Staff Position (FSP) FAS 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Producing Entities." This proposed FSP confirms the Staff's position that SFAS No. 142 did not change the balance sheet classification or disclosure requirements for drilling and mineral rights of oil and gas producing entities that are within the scope of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Brigham classifies the cost of oil and gas drilling and mineral rights as properties and equipment, which is consistent with SFAS No. 19 and proposed FSP FAS 142-b.


9.   SUBSEQUENT  EVENT

     During July 2004, Brigham completed the sale of 2,300,000 shares of its common stock under a universal shelf registration statement declared effective by the Securities and Exchange Commission in June 2004. Net proceeds from the equity offering of approximately $19.5 million were used to repay outstanding borrowings under the senior credit facility. The balance of the senior credit facility at August 12, 2004 is $19.2 million. Brigham plans to reborrow the repaid amounts under the senior credit facility as necessary to fund future exploration and development activities and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to our financial condition provided in our 2003 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2004, and the comparable period of 2003. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the "Glossary of Oil and Gas Terms" provided in our 2003 Annual Report on Form 10-K.

OVERVIEW OF FIRST SIX MONTHS OF 2004

     For the quarter and six month period ended June 30, 2004, our net capital expenditures for oil and natural gas activities were $22.6 million and $39.6 million, respectively. Our drilling capital expenditures alone for the second quarter 2004 were up approximately 150% over the amount we spent in the second quarter of last year. For the six months ended June 30, 2004, our net capital expenditures for oil and natural gas activities are up approximately 120% when compared to the first six months of last year. Our operating performance for the second quarter and first six months of 2004 was highlighted by record high production of 34.4 MMcfe/d and 34.1 MMcfe/d, respectively. This represents a 19% growth in production over the amount we produced in the second quarter of 2003 and a 13% increase over the amount we produced in the first six months of 2003. The increase in our production is primarily the result of the increase in drilling capital expenditures during the fourth quarter of last year and the first six months of 2004.

     Net income to common stockholders for the second quarter 2004 was $5.1 million, or $0.13 per diluted share, on total revenues of $18 million. This compares to reported net income of $2.4 million, or $0.10 per diluted share on total revenues of $12.2 million in the second quarter last year.

     For the six month period ended June 30, 2004, our reported net income to common stockholders is $10.2 million, or $0.25 per diluted share, on total revenues of $34.8 million. This compares to reported net income of $7.9 million, or $0.30 per diluted share, on revenue of $26.8 million for the first six months of last year. Net cash provided by operating activities funded approximately 67% of our capital expenditures. We borrowed an additional $19.7 million in additional debt under our senior credit facility to fund the bulk of our remaining capital expenditures. As of June 30, 2004, we repaid $2 million of the additional amount borrowed during the first six months on 2004.

     At June 30, 2004, we had $11.1 million in cash, total assets of $258.3 million and a debt to total capitalization ratio of 31%.

OUTLOOK FOR THE REMAINDER OF 2004

     On July 23, 2004, we sold 2,300,000 shares of our common stock under a universal shelf registration statement declared effective by the Securities and Exchange Commission in June 2004. We received net proceeds of approximately $19.5 million and used the net proceeds from the offering to repay outstanding indebtedness under our senior credit facility. "Net proceeds" is the amount we received after paying the underwriting discount and other expenses related to offering. We intend to reborrow the repaid amount to fund future exploration and development activities, including taking advantage of opportunities to retain larger working interests in wells and in 3-D seismic programs and for general corporate purposes.

     Also on July 23, 2004, we announced that we had increased our 2004 capital expenditure budget approximately 13% to $89.9 million, up from our previously announced 2004 capital expenditure budget of $79.4 million. The following table presents our original capital budget for 2004 and our recently announced revised capital budget for 2004.

                                                            Revised  Original
                                                              2004    2004
                                                             Budget   Budget   % Change
                                                             -------  -------  ---------
                                                                   (in thousands)
Drilling. . . . . . . . . . . . . . . . . . . . . . . . . .  $68,483  $61,432        11%
Land and G&G. . . . . . . . . . . . . . . . . . . . . . . .   15,075   11,973        26%
Capitalized interest and G&A. . . . . . . . . . . . . . . .    5,851    5,535         6%
                                                             -------  -------
       Net capital expenditures on oil and gas activities .  $89,409  $78,940        13%

Other property and equipment. . . . . . . . . . . . . . . .      473      473         -
                                                             -------  -------
       Total revenue from the sale of oil and natural gas .  $89,882  $79,413        13%
                                                             =======  =======

Revised 2004 Budget Overview

     Approximately $41.1 million, or 60%, of the budgeted drilling capital expenditures from our revised 2004 budget will be allocated to drill 23 wells in our onshore Texas Gulf Coast region. For 2004, our drilling activities in our onshore Gulf Coast region will be focused on the Vicksburg and Frio Trends where we will drill ten development wells with an average working interest of 63% and 13 exploratory wells with an average working interest of 63%. Of the wells budgeted for 2004, eleven wells had reached total depth as of June 30, 2004.

     In the Vicksburg, we are currently budgeted to spend approximately $18.4 million to drill three development wells with an average working interest of 56% and three exploration wells with an average working interest of 68%. As of June 30, 2004, three of the wells in our revised 2004 budget had reached total depth and one well was drilling. We currently plan to spud the remaining two Vicksburg wells in our 2004 drilling program in the third and fourth quarter of this year.

     For the Frio we are currently budgeted to spend approximately $22.4 million to drill seven development wells with an average working interest of 66% and ten exploration wells with an average working interest of 65%. As of June 30, 2004, eight of the wells in our revised 2004 budget had reached total depth. We currently plan to spud seven of the remaining Frio wells in the third quarter of this year and the remaining two wells in the fourth quarter.

     Approximately $25.2 million, or 37%, of the budgeted drilling capital expenditures from our revised 2004 budget will be allocated to drill 39 wells in our Anadarko Basin region. The majority of our drilling capital allocated to our Anadarko Basin region will be focused on the Hunton/Arbuckle, Springer Channel and Springer Bar Trends. For 2004, we currently plan to drill 34 development wells with an average working interest of 23% and five exploratory wells with an average working interest of 17% in our Anadarko Basin region. Of the wells currently budgeted for 2004, 14 had reached total depth as of June 30, 2004.

     We are currently budgeted to spend approximately $12.8 million to drill three Hunton/Arbuckle development wells with an average working interest of 73%. As of June 30, 2004, we had one well drilling and currently plan to spud one well in both the third and fourth quarter of this year.

     For the Springer Channel we are currently budgeted to spend approximately $4.5 million to drill seven development wells with an average working interest of 41% and four exploratory wells with an average working interest of 16%. As of June 30, 2004, five of the wells in our revised 2004 budget had reached total depth and two wells were drilling. We currently plan to spud three of the remaining Springer Channel wells in our 2004 drilling program in the third quarter and one well in fourth quarter of this year.

     For the Springer Bar we are currently budgeted to spend approximately $3.3 million to drill ten development wells with an average working interest of 10%. As of June 30, 2004, three of the wells in our revised 2004 budget had reached total depth and one well was drilling. We currently plan to spud four of the remaining Springer Bar wells in our 2004 drilling program in the third quarter and two wells in fourth quarter of this year.

     Additional budgeted capital expenditures for the Anadarko Basin region includes $1.8 million to drill 13 development wells in the granite wash formation with and average working interest of 11%. As of June 30, 2004, five of the wells in our revised 2004 budget had reached total depth. We currently plan to spud four of the remaining wells in the third quarter of 2004 and four wells in the fourth quarter. We have also budgeted $2.8 million to drill a Grady County Bromide test with a 29% working interest, a combined Hunton/Springer Channel test with a 17% working interest and for other various drilling activities. As of June 30, 2004, the Bromide test had reached total depth and the combined Hunton/Springer Channel test was planned for an August 2004 spud.

     Approximately $2.2 million, or 3%, of the budgeted drilling capital expenditures from our revised 2004 budget will be allocated to drill three exploratory wells in our West Texas region with an average working interest of 74%. We currently plan to spud two of these wells in the third quarter of 2004 and one well scheduled for the fourth quarter.

     Approximately 17% of our revised capital expenditure budget will be used to fund land and seismic acquisitions in an effort to add to our inventory of drilling projects in current focus plays. We believe that our cash on hand at June 30, 2004, net cash provided by operating activities, net proceeds from our sale of common stock in July 2004 and the remaining availability under our senior credit facility will fund our spending for the remainder of the year. Our estimated net capital expenditures for 2004 represent an increase of approximately 91% over the amount that we spent in 2003.

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

CAPITAL COMMITMENTS

     Net cash provided by operating activities and additional borrowings from our senior credit were our primary sources of cash during the first six months of 2004. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation. We believe our cash on hand at the end of the second quarter 2004, net cash provided by operating activities, the net proceeds from our sale of common stock in July 2004 and the remaining availability under our senior credit facility will be sufficient to fund our budgeted capital expenditures for the remainder of 2004.

Capital Expenditures

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. The table below lists our capital expenditures for the first six months of 2004 and 2003.

                                                              SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                             2004       2003      % Change
                                                            -------  -------------  ------
                                                                     (in thousands)
Drilling . . . . . . . . . . . . . . . . . . . . . . . . .  $31,190  $      12,669   146%
Land and G&G . . . . . . . . . . . . . . . . . . . . . . .    5,221          2,138   144%
Capitalized interest and G&A . . . . . . . . . . . . . . .    3,161          3,160     0%
                                                            -------  -------------
       Net capital expenditures on oil and gas activities.  $39,572  $      17,967   120%

Other property and equipment . . . . . . . . . . . . . . .      172            209  (18%)
                                                            -------  -------------
       Net capital expenditures. . . . . . . . . . . . . .  $39,744  $      18,176   119%
                                                            =======  =============


Liquidity and Capital Resources

Cash flows from operating activities

     During the first six months of 2004, net cash provided by operating activities and additional borrowings from our senior credit facility were our primary source of cash. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation.

                                                Six months ended June 30,
                                            --------------------------------
                                             2004         2003      % Change
                                            -------  -------------  --------
                                                     (in thousands)

Net cash provided by operating activities.  $25,350  $      23,518  8%


     The 8% increase in net cash provided by operating activities is primarily related to the following:

- An increase in oil and natural gas sales resulted in a $5 million increase in net cash provided by operating activities.
- An increase in revenue due to a decline in losses from the settlement of derivative contracts resulted in a $3 million increase in net cash provided by operating activities.

     These increases were partially offset by the following:

- The repayment of accounts payable in excess of collections of accounts receivable reduced net cash provided by operating activities by $3.1 million.

- The settlement of the gas imbalance with our industry participant in our Diablo project reduced net cash provided by operating activities by $2.6 million.
- An increase in production costs reduced net cash provided by operating activities by $485,000.

     Working capital is the amount by which current assets exceed current liabilities. It is normal for us to report a working capital deficit at the end of a period. These deficits are primarily the result of accounts payable related to lease operating expenses, exploration and development costs, royalties payable and gas imbalances payable. Settlement of these payables will be funded by cash flows from operations or, if necessary, by additional borrowing under our senior credit facility. At June 30, 2004, we had a working capital deficit of $8.6 million compared to a working capital deficit of $14.7 million at December 31, 2003. Current liabilities at June 30, 2004, included a liability of $2.2 million related to the fair value of our open derivative contracts.

Cash flows from financing activities

Common stock transactions
-------------------------

- We issued 126,600 shares of common stock and received $310,000 in net proceeds related to the exercise of employee stock options in the first quarter of 2004 and issued 81,481 shares of common stock and received $288,000 in net proceeds in the second quarter of 2004.
- During January and June of 2004, we acquired 19,596 and 821 shares of our common stock, respectively, from certain employees to satisfy tax-withholding obligations associated with the vesting of stock grants. The transferred shares were valued at fair market value as of the date of surrender.
- We issued 171,800 shares of common stock and received $432,000 in net proceeds related to the exercise of employee stock options in the first quarter of 2003 and issued 52,793 and received net proceeds of $162,000 in the second quarter of 2003.
- In the first quarter of 2003, we issued 248,028 unregistered shares of our common stock to a group of institutional investors. The shares were issued to the group in connection with the cashless exercise of warrants that it owned and we received no proceeds from the exercise of the warrants.
- In June 2003, we issued 408,928 and 206,982 unregistered shares of our common stock to the Bank of Montreal and Soci t G n rale, respectively. We received no proceeds from the exercise of these warrants as both parties elected to execute a cashless exercise of the warrants. Both parties sold the shares from this exercise in our common stock sale in September 2003. We received no proceeds from the subsequent sale.

Senior credit facility
----------------------

     Future outstanding balances under our senior credit facility are dependent primarily on our level of capital expenditures, net cash provided by operating activities and the proceeds from other financing activities. Our committed borrowing capacity under our senior credit facility at June 30, 2004, was $80 million, with a $68.5 million borrowing base that is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the lender's petroleum engineer). Our unused committed borrowing base capacity under our senior credit facility was $31.8 million at June 30, 2004, and $49.3 million at August 12, 2004. Our senior credit facility matures in March of 2006.

     During the first six months of 2004 we borrowed $19.7 million of additional debt from our senior credit facility to fund our working capital obligations and capital expenditures and repaid $2 million. In July 2004, we used the net proceeds from the sale of common stock to repay $19.5 million of debt outstanding under our senior credit facility. During the first six months of 2003, we repaid $7 million of the debt outstanding under our senior credit facility and paid $985,000 in fees related to our new credit facility that was put in place in March 2003.

     Our current ratio, as defined by the senior credit facility, at June 30, 2004 and interest coverage ratio for the twelve-month period ending June 30, 2004, were 1.6 to 1 and 11.9 to 1, respectively. As of June 30, 2004, we were in compliance with the covenants of our senior credit facility.

Senior subordinated notes
-------------------------

     Our current ratio, as defined by the senior subordinated notes, at June 30, 2004 and interest coverage ratio for the twelve-month period ending June 30, 2004, were 1.6 to 1 and 11.9 to 1, respectively. Our ratio of risked net present value (as defined) discounted at 9% to total debt at December 31, 2003, was 2.7 to 1, and were in compliance with the subordinated notes covenant that requires us to maintain a ratio of 1.5 to 1. As of June 30, 2004, we were in compliance with the covenants of our senior subordinated notes.

RESULTS OF OPERATIONS

Comparison of the three and six month periods ended June 30, 2004 and 2003

     Production.

                                      Three months ended June 30,  Six months ended June 30,
                                      ---------------------------  -------------------------
                                                            %                       %
                                           2004    2003   Change    2004   2003   Change
                                          ------  ------  -------  ------  -----  -------
Oil (MBbls). . . . . . . . . . . . . . .    141     179     (21%)    300     402    (25%)
Natural gas (MMcf) . . . . . . . . . . .  2,246   1,528       47%  4,339   3,000      45%
      Natural gas equivalent (MMcfe) . .  3,092   2,602       19%  6,142   5,412      13%

      Average daily production (MMcfe/d)   34.4    28.9       19%   34.1    30.1      13%
       % Natural gas . . . . . . . . . .     73%     59%             71%     55%


     The increase in our production volumes was due to organic production growth from wells that we drilled and completed in the fourth quarter of 2003 and the first six months of 2004. New production related to these recently completed wells was partially offset by the natural decline of existing production.

     Revenues from the sale of oil and natural gas. Reported revenues from the sale of oil and natural gas are based on the market price we receive for our commodities, adjusted for marketing charges and the results from the settlement of our derivative commodity contracts that qualify for cashflow hedge accounting treatment under SFAS 133.

     We utilize commodity swap, collar and floor contracts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. All of our open derivative commodity contracts at June 30, 2004, qualified for cashflow hedge accounting treatment under SFAS 133.

     The effective portions of changes in the fair values of our derivative commodity contracts that qualify for cashflow hedge accounting treatment under SFAS 133 are recorded as increases or decreases to stockholders' equity until the underlying contract is settled. Consequentially, changes in the effective portions of our derivative commodity contracts that qualify for cashflow hedge accounting treatment under SFAS 133 add volatility to our reported stockholders' equity until the contract is settled or is terminated.

     Gains or losses related to the settlement, the ineffective portion of changes in the fair market value and the changes in the fair values of our derivative commodity contracts that do not qualify for cashflow hedge accounting treatment under SFAS 133 are recognized in other income (expense).

     The following table presents revenues that we realized from the sale of oil and natural gas during the second quarter and first six months of 2004 and 2003.

                                                       THREE MONTHS ENDED, JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------  -------------------------
                                                                             %                            %
                                                         2004      2003    CHANGE     2004      2003    CHANGE
                                                       --------  --------  -------  --------  --------  -------
                                                                              (IN THOUSANDS)
Oil sales . . . . . . . . . . . . . . . . . . . . . .  $ 5,327   $ 5,288        1%  $10,754   $12,612     (15%)
Loss due to hedging . . . . . . . . . . . . . . . . .     (670)     (370)      81%   (1,175)   (1,198)     (2%)
                                                       --------  --------           ------------------
  Total revenues from the sale of oil . . . . . . . .  $ 4,657   $ 4,918      (5%)  $ 9,579   $11,414     (16%)
                                                       ========  ========           ==================

Natural gas sales . . . . . . . . . . . . . . . . . .  $13,903   $ 8,550       63%  $26,016   $19,199       36%
Loss due to hedging . . . . . . . . . . . . . . . . .     (644)   (1,341)    (52%)     (860)   (3,847)    (78%)
                                                       --------  --------           ------------------
  Total revenues from the sale of natural gas . . . .  $13,259   $ 7,209       84%  $25,156   $15,352       64%
                                                       ========  ========           ==================

Oil and natural gas sales . . . . . . . . . . . . . .  $19,230   $13,838       39%  $36,770   $31,811       16%
Loss due to hedging . . . . . . . . . . . . . . . . .   (1,314)   (1,711)    (23%)   (2,035)   (5,045)    (60%)
                                                       --------  --------           --------  --------
  Total revenues from the sale of oil and natural gas  $17,916   $12,127       48%  $34,735   $26,766       30%
                                                       ========  ========           ==================

AVERAGE PRICES:
                                                                                  (PER BBL)
Oil sales . . . . . . . . . . . . . . . . . . . . . .  $ 37.81   $ 29.52       28%  $ 35.79   $ 31.39       14%
Loss due to hedging . . . . . . . . . . . . . . . . .    (4.76)    (2.07)     130%    (3.91)    (3.00)      30%
                                                       --------  --------           ------------------
  Realized Oil price. . . . . . . . . . . . . . . . .  $ 33.05   $ 27.45       20%  $ 31.88   $ 28.39       12%
                                                       ========  ========           ==================

                                                                                  (PER MCF)
Natural gas sales . . . . . . . . . . . . . . . . . .  $  6.19   $  5.60       11%  $  6.00   $  6.40      (6%)
Loss due to hedging . . . . . . . . . . . . . . . . .    (0.29)    (0.88)    (67%)    (0.20)    (1.28)    (84%)
                                                       --------  --------           ------------------
  Realized natural gas price. . . . . . . . . . . . .  $  5.90   $  4.72       25%  $  5.80   $  5.12       13%
                                                       ========  ========           ==================

                                                                                  (PER MCFE)
Natural gas equivalent sales. . . . . . . . . . . . .  $  6.22   $  5.32       17%  $  5.99   $  5.88        2%
Loss due to hedging . . . . . . . . . . . . . . . . .    (0.43)    (0.66)    (35%)    (0.33)    (0.93)    (65%)
                                                       --------  --------           ------------------
  Realized natural gas equivalent price . . . . . . .  $  5.79   $  4.66       24%  $  5.66   $  4.95       14%
                                                       ========  ========           ==================

     Total revenues from the sale of oil and natural gas for the second quarter 2004 were 48% higher than revenues in same period of 2003. The increase was primarily due the following:

- A $2.9 million increase to total revenues from the sale of oil and natural gas due to a 19% increase in production volumes for the second quarter 2004.
- A $2.5 million increase to total revenues from the sale of oil and natural gas due to a 28% increase in the average sales price we received for oil and an 11% increase in the average sales price we received for natural gas.
- A 23% decrease in losses related the settlement of hedging contracts resulted in a $397,000 increase in total revenues from the sale of oil and natural gas.

     Total revenues from the sale of oil and natural gas for the first six months of 2004 were 30% higher than revenues in the same period of 2003. The increase was primarily due to the following:

- A $5.4 million increase to total revenues from the sale of oil and natural gas due to a 13% increase in production volumes for first six months of 2004.
- A $432,000 decline in total revenues from the sale of oil and natural gas due to a 6% decline in the average sales price we received for natural gas offset the increase in total revenue from the increase in production.
- A 60% decrease in losses related the settlement of hedging contracts resulted in a $3 million increase in total revenues from the sale of oil and natural gas.

     The table below presents our derivative commodity contracts, the volumes, the weighted average NYMEX reference price for those volumes, and the associated loss upon settlement of those contracts during the second quarter and first six months of 2004 and 2003.

                                      THREE MONTHS ENDED, JUNE 30,    SIX MONTHS ENDED, JUNE 30,
                                     ----------------------------     --------------------------
                                                             %                                  %
                                       2004       2003     CHANGE      2004         2003      CHANGE
                                     ---------  ---------  -------  -----------  -----------  -------
OIL SWAPS
Volumes (Bbls). . . . . . . . . . .    20,475     61,425     (67%)      50,050      128,925     (61%)
Average swap price (per Bbl). . . .  $  24.52   $  25.22      (3%)  $    25.01   $    25.25      (1%)
Loss upon settlement (in thousands)  $   (283)  $   (226)      25%  $     (573)  $     (801)    (28%)

OIL COLLARS
Volumes (Bbls). . . . . . . . . . .    50,050     22,750      120%      95,550       45,250      111%
Average floor price (per Bbl) . . .  $  24.09   $  18.00       34%  $    23.57   $    18.00       31%
Average ceiling price (per Bbl) . .     30.60      22.56       36%       30.52        22.56       35%
Loss upon settlement (in thousands)  $   (387)  $   (144)     168%  $     (602)  $     (397)      52%

NATURAL GAS SWAPS
Volumes (MMbtu) . . . . . . . . . .   227,500    819,000     (72%)     523,250    1,651,500     (68%)
Average swap price (per MMbtu). . .  $  4.252   $  3.846       11%  $    4.654   $    3.738       25%
Loss upon settlement (in thousands)  $   (391)  $ (1,341)    (71%)  $     (607)  $   (3,847)    (84%)

NATURAL GAS COLLARS
Volumes (MMbtu) . . . . . . . . . .   509,600          -        -    1,055,600            -        -
Average floor price (per MMbtu) . .  $  4.112   $      -        -   $    4.119   $        -        -
Average ceiling price (per MMbtu) .     5.672          -        -        7.100            -        -
Loss upon settlement (in thousands)  $   (253)  $      -        -   $     (253)  $        -        -

NATURAL GAS FLOORS
Volumes (MMbtu) . . . . . . . . . .         -    150,000    (100%)           -      150,000    (100%)
Average swap price (per MMbtu). . .  $      -   $  4.500    (100%)  $        -   $    4.500    (100%)
Loss upon settlement (in thousands)  $      -   $      -        -   $        -   $        -        -

     Other revenue. Fees that we charge other parties who use our two gas gathering systems to move their production from the wellhead to third party gas pipeline systems are recorded as other revenue. These gathering systems are owned by us and located in the Texas Gulf Coast. One of the gathering systems connects a single well and the other connects two wells. Other revenue for the second quarter of 2004 was $41,000 compared to $43,000 in the second quarter last year. Other revenue for the six months of 2004 was $42,000 compared to $81,000 during the first six months of 2003.

     Production cost. Production costs include lease operating expenses and production taxes. The following table presents our production cost for the second quarter and first six months of 2004 and 2003.

                                THREE MONTHS ENDED, JUNE 30,  SIX MONTHS ENDED, JUNE 30,
                                ----------------------------  --------------------------
                                                        %                        %
                                       2004    2003   CHANGE    2004    2003   CHANGE
                                     ------  ------  -------  ------  ------  -------
                                                      (IN THOUSANDS)
Operating and maintenance expenses.  $1,021     870      17%   2,047  $1,617      27%
Workover expenses . . . . . . . . .     118     235    (50%)     339     297      14%
Ad valorem taxes. . . . . . . . . .     166     165       1%     328     330     (1%)
                                     ------  ------           --------------
  Lease operating expenses. . . . .   1,305  $1,270       3%  $2,714  $2,244      21%

Production taxes. . . . . . . . . .     896     806      11%   1,759   1,744       1%
                                     ------  ------           ------  ------
  Total production cost . . . . . .  $2,201  $2,076       6%  $4,473  $3,988      12%
                                     ======  ======           ==============

                                                        (PER MCFE)

Operating and maintenance expenses.  $ 0.33  $ 0.33       -   $ 0.33  $ 0.30      10%
Workover expenses . . . . . . . . .    0.04    0.09    (56%)    0.06    0.05      20%
Ad valorem taxes. . . . . . . . . .    0.05  $ 0.06    (17%)  $ 0.05  $ 0.06    (17%)
                                     ------  ------           --------------
  Lease operating expenses. . . . .  $ 0.42  $ 0.48    (13%)  $ 0.44  $ 0.41       7%

Production taxes. . . . . . . . . .    0.29    0.31     (6%)    0.29    0.32     (9%)
                                     ------  ------           --------------
  Total production cost . . . . . .  $ 0.71  $ 0.79    (10%)  $ 0.73  $ 0.73       0%
                                     ======  ======           ==============

Lease operating expenses
------------------------

     Lease operating expenses are comprised of several components which include: the cost of labor and supervision to operate the wells and related equipment; repairs and maintenance; related materials, supplies, fuel, and supplies utilized in operating the wells and related equipment and facilities; insurance applicable to wells and related facilities and equipment; workover cost; and ad valorem taxes. Lease operating expenses are driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas.

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

     Lease operating expenses for the second quarter 2004 were 3% higher than lease operating expenses in the second quarter 2003. The change was primarily due to the following:

- An increase in the number of producing wells during the second quarter 2004 combined with higher cost for compressor rental and maintenance, saltwater disposal, electricity and fuel and contract pumping services resulted in a 17% increase in operating and maintenance expenses.
-    This increase was partially offset by a 50% decrease in workover costs.

     On a per unit basis, lease operating expenses for the second quarter 2004 were 13% lower than in the same period of the prior year due to an increase in production volumes.

     Lease operating expenses for the first six months of 2004 were 21% higher than lease operating expenses during the first six months of 2003. The change was primarily due to the following:

- An increase in the number of producing wells in the first six months of 2004 combined with higher cost for compressor rental and maintenance, saltwater disposal, electricity and fuel, contract pumping services and overhead resulted in a 27% increase in operating and maintenance expense.
- A 14% increase in workover costs primarily due to workover activity in the first quarter 2004.

     On a per unit basis, lease operating expenses for the first six months of 2004 were 10% higher than per unit lease operating expenses in the same period of the prior year. The increase in our per unit lease operating expense was primarily due to the following:

- An increase in compressor rental and maintenance expenses and overhead fees resulted in a 10% increase in our per unit operating and maintenance expenses.
- An increase in workover costs primarily related to workovers performed in the first quarter 2004 resulted in a 20% increase in our per unit workover cost for the first six month of 2004.


Production taxes
----------------

     There are a variety of state and federal taxes levied on the production of our oil and natural gas. These are commonly grouped together and referred to as production taxes. The majority of our production tax expense is based on a percent of gross value at the well at the time the production is sold or removed from the lease. As a result, our production tax expense increases with increases in crude oil and natural gas commodity prices.

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

     A 17% increase in the average pre-hedge sales price that we received for our oil and natural gas in the second quarter 2004 was the primary reason for the increase production taxes for the second quarter 2004. This increase in production taxes was partially offset by reduced tax rates or tax credits on certain wells. Production taxes for the second quarter 2004 were 4.7% of revenue from the sale of oil and natural gas before gains and losses due to hedging, compared to 5.8% in the second quarter last year.

     Production taxes for the first six months of 2004 were flat relative to production taxes in the first six months of 2003. Production taxes for the first six months of 2004 were 4.8% of revenue from the sale of oil and natural gas before gains and losses due to hedging, compared to 5.5% in the first six months of last year.

General and administrative expenses. We capitalize a portion of our general and administrative costs. The costs capitalized represent the cost of technical employees, who work directly on capital projects. An engineer designing a well is an example of a technical employee working on a capital project. The cost of a technical employee includes associated technical organization costs such as supervision, telephone and postage. The following table presents general and administrative expenses for the second quarter and first six months of 2004 and 2003.

                                  THREE MONTHS ENDED, JUNE 30, SIX MONTHS ENDED, JUNE 30,
                                  ---------------------------  --------------------------
                                                        %                        %
                                       2004    2003   CHANGE    2004    2003   CHANGE
                                      ------  ------  -------  ------  ------  -------
                                                       (IN THOUSANDS)
General and administrative expenses.  $1,199  $1,187       1%  $2,419  $2,326       4%

                                                         (PER MCFE)

General and administrative expenses.  $ 0.39  $ 0.46    (15%)  $ 0.39  $ 0.43     (9%)


     General and administrative expenses for the second quarter of 2004 were flat relative to general and administrative expenses in the second quarter last year.

     An increase in production volumes was the primary reason for the 15% decrease in our second quarter 2004 general and administrative expenses on a per unit basis.

     General and administrative expenses for the first six months of 2004 increased by 4% over general and administrative expenses during the first six months of 2003. The change in our general and administrative expenses for the for the first six months of 2004 was due to the following:

- An 8% increase in payroll and employee benefit expenses net of amounts charged to joint ventures to cover the costs of managing these joint operations represented 40% of the total increase.
- An increase in expenses for external reserve engineering services and outside legal services represented 19% and 6% of the total increase, respectively.
- Increases in expenses for corporate insurance represented 11% of the total increase, for franchise taxes represented 8% of the total increase and for software maintenance and supply represented 4% of the total increase.
- These increases were partially offset by decrease in a 35% reduction in financial reporting and director fees, a 26% reduction in fees for outside consulting services and a 5% reduction in rent expense.

     The 9 % decrease in general and administrative expenses on a per unit basis for the first six months of 2004 was due the increase in production volumes for the first six months of 2004.

Depletion of oil and natural gas properties. Our full-cost depletion expense is driven by many factors including certain costs spent in the exploration and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year. The following table presents depletion expense for the second quarter and first six months of 2004 and 2003.

                                         THREE MONTHS ENDED, JUNE 30, SIX MONTHS ENDED, JUNE 30,
                                         ---------------------------  --------------------------
                                                                %                         %
                                               2004    2003   CHANGE    2004     2003   CHANGE
                                              ------  ------  -------  -------  ------  -------
                                                               (IN THOUSANDS)

Depletion of oil and natural gas properties.  $5,623  $3,799      48%  $10,503  $7,901      33%

                                                                 (PER MCFE)

Depletion rate . . . . . . . . . . . . . . .  $ 1.82  $ 1.46      25%  $  1.71  $ 1.46      17%


     Increased production volumes combined with an increase in our per unit depletion rate resulted in an 48% increase in our second quarter 2004 depletion expense. Higher production volumes accounted for approximately 39% of the increase in depletion expense while a 25% increase in our depletion rate accounted for 61% of the increase. The increase in our depletion rate was primarily the result of increased cost of reserve additions during the first half of 2004.

     Increased production volumes combined with an increase in our per unit depletion rate resulted in an 33% increase in our depletion expense for the first six months of 2004. Higher production volumes accounted for approximately 41% of the increase in depletion expense while a 17% increase in our depletion rate accounted for 59% of the increase. The increase in our depletion rate was primarily the result of increased cost of reserve additions during the first half of 2004.

Net interest expense. We capitalize interest expense on borrowings associated with major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets. The following table presents interest expense for the second quarter and first six months of 2004 and 2003.

                                                          THREE MONTHS ENDED, JUNE 30,   SIX MONTHS ENDED, JUNE 30,
                                                          -----------------------------  ---------------------------
                                                                                  %                            %
                                                             2004      2003     CHANGE     2004      2003    CHANGE
                                                           --------  --------  --------  --------  --------  -------
                                                                                 (IN THOUSANDS)

Interest on senior credit facility. . . . . . . . . . . .  $   249   $   509      (51%)  $   434   $ 1,145     (62%)
Interest on senior subordinated notes (a) . . . . . . . .      445       597      (25%)      884     1,180     (25%)
Commitment fees . . . . . . . . . . . . . . . . . . . . .       53        31        71%      107        35      206%
Dividend on Series A mandatorily redeemable
    preferred stock (b) . . . . . . . . . . . . . . . . .      179         -         -       354         -        -
Amortization of deferred loan and debt issuance cost. . .      191       280      (32%)      383       533     (28%)
Other general interest expense. . . . . . . . . . . . . .        6        13      (54%)       14        28     (50%)
Capitalized interest expense. . . . . . . . . . . . . . .     (269)     (206)       31%     (540)     (415)      30%
                                                           --------  --------            ------------------
Net interest expense. . . . . . . . . . . . . . . . . . .  $   854   $ 1,224      (30%)  $ 1,636   $ 2,506     (35%)
                                                           ========  ========            ==================

Weighted average debt outstanding . . . . . . . . . . . .  $62,674   $77,528      (19%)  $58,673   $79,504     (26%)
Average interest rate on outstanding indebtedness (c) . .      5.9%      5.9%      6.1%      5.9%

(a)  Interest expense on our senior subordinated notes
     paid in kind through the issuance of additional
     debt in lieu of cash. Our option to pay interest
     in kind on our senior subordinated notes expired
     in October 2003. . . . . . . . . . . . . . . . . . .  $     -   $   299   $     -   $   590

(b)  Dividend on Series A preferred stock paid in kind
     through the issuance of preferred stock in lieu of
     cash. The dividend on our mandatorily redeemable
     preferred stock in the second quarter and first
     six months of 2003 was recorded as dividends in
     dividends and accretion. Our option to pay
     dividends in kind on our Series A preferred stock
     expires in October 2005. . . . . . . . . . . . . . .      179         -       354         -

(c) Calculated as the sum of interest expense on outstanding indebtedness, commitment fees and dividend on our Series A mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.

     Net interest expense for the second quarter 2004 was 30% lower than interest in the same quarter of the prior year. The change in interest expense was primarily due to the following:

- A decrease in outstanding debt drawn under our senior credit facility combined with a decrease in the interest rate that we paid on those outstanding borrowings resulted in a $260,000 decrease in net interest expense. This decrease was offset by a $22,000 increase in the commitment fees paid on the unused portion of our borrowing base.
- A decrease in the amount of subordinated notes outstanding and a decrease in the interest rate paid on our senior subordinated notes resulted in a $152,000 decrease in net interest expense.
-    An increase in the amount of interest capitalized.
- These decreases were partially offset by an increase in dividend related to our mandatorily redeemable preferred stock. Upon our adoption of SFAS 150 in July 2003, we reclassified approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock, which had no equity conversion features and must be settled with our assets, to long-term debt. As part of this reclassification, we now report the dividends on the mandatorily redeemable preferred stock that was reclassified as interest expense. Prior to this reclassification, the dividend on our mandatorily redeemable preferred stock was reported as dividends in dividend and accretion of mandatorily redeemable preferred stock. Excluding the dividend and weighted average mandatorily redeemable preferred balance outstanding for the second quarter 2004, our average interest rate on outstanding indebtedness was 5.6%.

     Net interest expense for the first six months of 2004 was 35% lower than interest expense during the first six months of 2003. The change was due to the following:

- A decrease in outstanding debt drawn under our senior credit facility combined with a decrease in the interest rate that we paid on those borrowings resulted in a $711,000 decrease in net interest expense. This decrease was offset by a $72,000 increase in the commitment fees paid on the unused portion of our borrowing base.
- A decrease in the amount of subordinated notes outstanding and a decrease in the interest rate paid on our senior subordinated notes resulted in a $296,000 decrease in net interest expense.
-    An increase in the amount of interest capitalized.
- These decreases were partially offset by an increase in dividend related to our manadatorily redeemable preferred stock. Excluding the dividend and weighted average mandatorily redeemable preferred balance outstanding for the first six months of 2004, our average interest rate on outstanding indebtedness was 5.7%.


     Other income (expense). Other income (expense) primarily includes non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of cash flow hedges.

                                                        THREE MONTHS ENDED, JUNE 30,         SIX MONTHS ENDED, JUNE 30,
                                                  ------------------------------------  ------------------------------------
                                                                                 %                                     %
                                                     2004         2003        CHANGE       2004         2003        CHANGE
                                                  -----------  -----------  ----------  -----------  -----------  ----------
                                                                                 (IN THOUSANDS)

Non-cash loss for ineffective portion of hedges.  $     (187)  $     (281)       (33%)  $      (60)  $     (170)       (65%)
Other income . . . . . . . . . . . . . . . . . .          69            -            -          69                         -

                                                  -----------  -----------              -----------  -----------
     Total other income (expense). . . . . . . .  $     (118)  $     (281)       (58%)  $        9   $     (170)           -
                                                  ===========  ===========              ===========  ===========

     Income taxes. Since inception, we have not been required to recognize any current income taxes. Furthermore, we do not expect to recognize significant, if any, current income taxes in 2004. Since inception, we have generated net operating losses (NOLs) due mainly to intangible drilling and other property related deductions, which have exceeded taxable income. Our regular NOLs are $107.5 million, and our alternative minimum tax NOLs are $93.3 million. To date, we have not utilized any of our NOLs. In future periods, our NOLs will be used to offset taxable income.

     Since 1997 through year-end 2003, we have not been required to recognize any deferred income taxes. Due to the level of projected net income, we expect to evolve from a net deferred tax asset to a net deferred tax liability position. It is management's belief that we will begin to utilize our NOLs and will have reversals of existing temporary differences between book and taxable income such that a net deferred tax liability is expected at year-end 2004, as well as in future years. Accordingly, we recognized deferred tax expense of $5.2 million during the first six months of 2004.

     Dividends and accretion of mandatorily redeemable preferred stock. We are required to pay dividends on our Series A and were required to pay dividends on our Series B preferred stock prior to its redemption. At our option, these dividends may be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind in each quarter of 2004 and 2003.

     Upon our adoption of SFAS 150 in July 2003, approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock that must be settled with our assets to long-term debt, was reclassified to long-term debt. As part of the reclassification, the dividend paid on the reclassified amount since July 2003 has been reported as interest expense.

     In November and December 2003, CSFB Private Equity used a portion of our mandatorily redeemable Series A and Series B preferred stock that it held to pay for the exercise of the associated warrants. We also redeemed the remaining balance of Series B preferred stock that was not used to pay for the exercise.

     The following table shows the effect for the three and six month periods ended June 30, 2004 and 2003, of the issuance of additional shares of preferred stock in lieu of paying cash dividends.

                                           THREE MONTHS ENDED, JUNE 30,   SIX MONTHS ENDED, JUNE 30,
                                          -----------------------------  -----------------------------
                                                                  %                              %
                                            2004      2003      CHANGE     2004      2003      CHANGE
                                          --------  ---------  --------  --------  ---------  --------
                                                                 (IN THOUSANDS)

Dividends. . . . . . . . . . . . . . . .  $      -  $    923      -      $      -  $  1,817      -
Accretion of redeemable preferred stock.         -       105      -             -       206      -
                                          --------  ---------            --------  ---------
     Total dividends and accretion . . .  $      -  $  1,028      -      $      -  $  2,023      -
                                          ========  =========            ========  =========


Additional preferred shares issued
Series A . . . . . . . . . . . . . . . .     8,924    35,905  (75%)        17,675    70,728     (75%)
Series B . . . . . . . . . . . . . . . .         -    10,197      -             -    20,087      -


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

New  Accounting Pronouncements

     On April 30, 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position (FSP) SFAS 141-1 and 142-1, "Interaction of FASB Statements NO. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (EITF) Issue No. 04-2, Whether Mineral Rights Are Tangible or Intangible Assets" and the guidance in the FSP shall be applied to the first reporting period after April 29, 2004. Under the FSP certain use rights may have characteristics of tangible assets, thus we will continue to classify our oil and gas leaseholds as tangible oil and gas properties.

Risk Factors Related to Our Business

- Our level of indebtedness may adversely affect our cash available for operations, thus limiting our growth, our ability to make interest and principal payments on our indebtedness as they become due and our flexibility to respond to market changes.
- We have substantial capital requirements for which we may not be able to obtain adequate financing.
- Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results by limiting our liquidity and flexibility to accelerate our drilling program.
- Our hedging transactions could reduce revenues in a rising commodity price environment or expose us to other risks.
- Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.
- We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.
- We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.
- We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.
- The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.
- Lower oil and natural gas prices may cause us to record ceiling limitation write-downs which would reduce our stockholders' equity.
- We have had operating losses in the past and may not be profitable in the future.
- Our future operating results may fluctuate and significant declines in them would limit our ability to invest in projects.
- The failure to replace reserves in the future would adversely affect our production and cash flows.
- We are subject to uncertainties in reserve estimates and future net cash flows.
- We face significant competition, and many of our competitors have resources in excess of our available resources.
- We are subject to various governmental regulations and environmental risks which may cause us to incur substantial costs.
-    Our business may suffer if we lose key personnel.

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

DERIVATIVE CONTRACTS

     The following table reflects our open natural gas derivative contracts at June 30, 2004, the volumes associated with those contracts and the corresponding weighted average NYMEX reference price by quarter.

                                  2004                           2005
                            ----------------  ----------------------------------------
                            THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                            -------  --------  --------  --------  --------  ---------
NATURAL GAS SWAPS:
Volumes (MMbtu). . . . . .   138,000    92,000         -         -         -         -
Average price ($per MMBtu)  $  4.180  $  4.360  $      -  $      -  $      -  $      -

NATURAL GAS COLLARS:
Volumes (MMbtu). . . . . .   722,200   586,100   517,500   455,000         -         -
Average price ($per MMBtu)
Floor. . . . . . . . . . .  $  4.613  $  4.746  $  4.663  $  4.725  $      -  $      -
Ceiling. . . . . . . . . .     6.476     6.690     7.100     6.712         -         -

     The following table reflects our open oil derivative contracts at June 30, 2004, the associated volumes and the corresponding weighted average NYMEX reference price by quarter.

                                 2004                          2005
                          ------------------  --------------------------------------
                           THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                          --------  --------  --------  --------  --------  --------
OIL SWAPS:
Volumes (Bbls) . . . . .    13,800     9,200         -         -         -         -
Average price ($per Bbl)  $  23.91  $  23.80  $      -  $      -  $      -  $      -

OIL COLLARS:
Volumes (Bbls) . . . . .    48,760    34,260    27,450    18,655         -         -
Average price ($per Bbl)
Floor. . . . . . . . . .  $  26.34  $  26.38  $  25.56  $  26.80  $      -  $      -
Ceiling. . . . . . . . .     32.20     31.71     30.18     32.51         -         -

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

                                     TOTAL NUMBER OF       AVERAGE PRICE PAID
          PERIOD                    SHARES PURCHASED          PER SHARE
----------------------------------  -----------------  -----------------------

January 1, 2004 - January 31, 2004          19,596           $     7.970
June 1, 2004 - June 30, 2004                   821           $     8.560

No purchases were made under a publicly announced plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a) We held our Annual Stockholders meeting on Thursday, June 3, 2004, in Austin, Texas at 1 p.m. local time.

(b) Proxies were solicited by the Board of Directors of Brigham pursuant to Regualtion 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of the total 39,625,276 shares of our common stock and outstanding and entitled to vote, 33,064,686 shares were present in person or by proxy, representing approximately 83%. They only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:

     1. To elect eight directors to serve until the Annual Meeting of Stockholders in 2005.


                                                                       NUMBER OF SHARES
                         NUMBER OF SHARES       NUMBER OF SHARES         WITHHOLDING
                      VOTING FOR ELECTION AS     VOTING AGAINST     AUTHORITY TO VOTE FOR
NOMINEE                      DIRECTOR         ELECTION AS DIRECTOR  ELECTION AS DIRECTOR
--------------------  ----------------------  --------------------  ---------------------
Ben M. "Bud" Brigham              28,588,524             4,476,162                      -
David T. Brigham                  28,521,124             4,476,162                      -
Harold D. Carter                  27,836,693             5,160,593                      -
Stephen C. Hurley                 32,097,666               967,020                      -
Stephen P. Reynolds               32,097,666               967,020                      -
Hobart A. Smith                   32,036,066               967,020                      -
Steven A. Webster                 28,423,421             4,476,162                      -
R. Graham Whaling                 32,097,666               967,020                      -

     2. To approve the appointment of PricewaterhouseCoopers LLP as independent auditors of Brigham for the year ending December 31, 2004.

              For                                                     32,752,485
              Against                                                    263,946
              Abstained                                                   48,255

     3. To consider and vote on a proposal to approve an amendment to the 1997 Incentive Plan to increase the number of shares of common stock available under the Plan.

              For                                                    18,629,721
              Against                                                 8,672,397
              Abstained                                                 104,645
              Not  Voted                                              5,657,923

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

31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Sec. 1350

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Sec. 1350

(b) Brigham Exploration Company filed the following reports on Form 8-K during the quarter covered by this Quarterly Report on Form 10-Q:

     (1) Filed May 11, 2004 on Item 12, Brigham issued a press release announcing its financial results for the first quarter 2004, and provided its forecast for second quarter 2004 financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2004.

                                         BRIGHAM EXPLORATION COMPANY


                                         By:  /s/  BEN  M.  BRIGHAM
                                              ---------------------
                                              Ben  M.  Brigham
                                              Chief Executive Officer, President
                                              and  Chairman  of  the  Board



                                         By:  /s/  EUGENE  B.  SHEPHERD,  JR.
                                              -------------------------------
                                              Eugene  B.  Shepherd,  Jr.
                                              Executive  Vice  President  and
                                              Chief  Financial  Officer