Form 10-Q
period 2004-09-30
BRIGHAM EXPLORATION CO
filed 2004-11-09
CIK 1034755

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

                For the quarterly period ended September 30, 2004

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
                            Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                     OUTSTANDING
              -----                                     -----------
Common Stock, par value $.01 per share                   42,313,625
as of November 5, 2004

================================================================================

                                           BRIGHAM EXPLORATION COMPANY

                                       THIRD QUARTER 2004 FORM 10-Q REPORT

                                                TABLE OF CONTENTS
                                                -----------------

                                                                                                          PAGE
                                                                                                          ----
                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2004 and December 31, 2003 . . . . . . . . . . . . .  1
         Consolidated Statements of Operations - Three and nine months ended September 30, 2004 and 2003.  2
         Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 2004. . . . . .  3
         Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003. . . . . .  4
         Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . . . . . . .   32

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33


                                           PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . .   34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

                                                   BRIGHAM EXPLORATION COMPANY
                                                   CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                           (UNAUDITED)


                                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                                      2004             2003
                                                                                                 ---------------  --------------
                                                            ASSETS
                                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                                      $        8,951   $       5,779
  Accounts receivable                                                                                    11,191          11,143
  Deferred income taxes                                                                                   1,188             307
  Other current assets                                                                                    1,179           3,606
                                                                                                 ---------------  --------------
      Total current assets                                                                               22,509          20,835
                                                                                                 ---------------  --------------

Oil and natural gas properties, net (full cost method)                                                  245,312         197,311
Other property and equipment, net                                                                         1,114           1,219
Deferred income taxes                                                                                         -           1,890
Deferred loan fees                                                                                        1,937           2,501
Other noncurrent assets                                                                                     597             460
                                                                                                 ---------------  --------------
      Total assets                                                                               $      271,469   $     224,216
                                                                                                 ===============  ==============
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $       16,557   $      19,806
  Royalties payable                                                                                       5,894           5,280
  Accrued drilling costs                                                                                  6,519           3,916
  Participant advances received                                                                             551           1,179
  Other current liabilities                                                                               4,512           5,398
                                                                                                 ---------------  --------------
    Total current liabilities                                                                            34,033          35,579
                                                                                                 ---------------  --------------

Senior credit facility                                                                                   23,500          19,000
Senior subordinated notes                                                                                20,000          20,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 466,599 and 439,722 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively                                                  9,332           8,794
Deferred income taxes                                                                                     5,871               -
Other noncurrent liabilities                                                                              3,269           2,498

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10 million shares authorized, of which 2,250,000 shares are designated as Series A and zero and 1,000,000 shares are designated as Series B, at
    September 30, 2004 and December 31, 2003, respectively                                                    -               -
  Common stock, $.01 par value, 50 million shares authorized, 43,152,893 and 40,246,729 shares issued and 41,971,535 and 39,086,096 shares outstanding at September 30, 2004 and
    December 31, 2003, respectively                                                                         432             402
  Additional paid-in capital                                                                            174,432         151,263
  Treasury stock, at cost; 1,181,358 and 1,160,633 shares at September 30, 2004 and December
    31, 2003, respectively                                                                               (4,562)         (4,402)
  Unearned stock compensation                                                                            (1,722)         (1,816)
  Accumulated other comprehensive income (loss)                                                          (1,698)         (1,040)
  Retained earnings (Accumulated deficit)                                                                 8,582          (6,062)
                                                                                                 ---------------  --------------
    Total stockholders' equity                                                                          175,464         138,345
                                                                                                 ---------------  --------------
      Total liabilities and stockholders' equity                                                 $      271,469   $     224,216
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

                                          BRIGHAM EXPLORATION COMPANY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                              ------------------------  -----------------------
                                                                 2004         2003         2004         2003
                                                              -----------  -----------  -----------  ----------
Revenues:
  Oil and natural gas sales                                   $   17,240   $   13,181   $   51,975   $  39,947
  Other revenue                                                       27           32           69         113
                                                              -----------  -----------  -----------  ----------
                                                                  17,267       13,213       52,044      40,060
                                                              -----------  -----------  -----------  ----------
Costs and expenses:
  Lease operating                                                  1,648        1,793        4,362       4,037
  Production taxes                                                   675          553        2,434       2,297
  General and administrative                                       1,304        1,094        3,723       3,420
  Depletion of oil and natural gas properties                      5,871        3,952       16,374      11,853
  Depreciation and amortization                                      179          192          544         449
  Accretion of discount on asset retirement obligations               40           39          117         110
                                                              -----------  -----------  -----------  ----------
                                                                   9,717        7,623       27,554      22,166
                                                              -----------  -----------  -----------  ----------
      Operating income                                             7,550        5,590       24,490      17,894
                                                              -----------  -----------  -----------  ----------

Other income (expense):
  Interest income                                                     26            8           55          36
  Interest expense                                                  (872)      (1,271)      (2,508)     (3,777)
  Other income (expense)                                            (168)         (80)        (159)       (250)
                                                              -----------  -----------  -----------  ----------
                                                                  (1,014)      (1,343)      (2,612)     (3,991)
                                                              -----------  -----------  -----------  ----------
Income before income taxes and cumulative effect of
  change in accounting principle                                   6,536        4,247       21,878      13,903
                                                              -----------  -----------  -----------  ----------
Income tax expense:
  Current                                                              -            -            -           -
  Deferred                                                        (2,051)           -       (7,234)          -
                                                              -----------  -----------  -----------  ----------
                                                                  (2,051)           -       (7,234)          -
                                                              -----------  -----------  -----------  ----------
Income before cumulative effect of change in accounting
  principle                                                        4,485        4,247       14,644      13,903
Cumulative effect of change in accounting principle                    -            -            -         268
                                                              -----------  -----------  -----------  ----------
Net income                                                         4,485        4,247       14,644      14,171
Less accretion and dividends on redeemable preferred stock             -          904            -       2,927
                                                              -----------  -----------  -----------  ----------
Net income available to common stockholders                   $    4,485   $    3,343   $   14,644   $  11,244
                                                              ===========  ===========  ===========  ==========

Net income per share available to common stockholders:
  Basic
    Income before cumulative effect of change in accounting
      principle                                               $     0.11   $     0.16   $     0.37   $    0.54
    Cumulative effect of change in accounting principle                -            -            -        0.01
                                                              -----------  -----------  -----------  ----------
                                                              $     0.11   $     0.16   $     0.37   $    0.55
                                                              ===========  ===========  ===========  ==========

  Diluted
    Income before cumulative effect of change in accounting
      principle                                               $     0.11   $     0.13   $     0.36   $    0.42
    Cumulative effect of change in accounting principle                -            -            -        0.01
                                                              -----------  -----------  -----------  ----------
                                                              $     0.11   $     0.13   $     0.36   $    0.43
                                                              ===========  ===========  ===========  ==========

Weighted average shares outstanding:
  Basic                                                           41,227       21,210       39,921      20,340
                                                              ===========  ===========  ===========  ==========
  Diluted                                                         42,340       30,751       41,078      32,406
                                                              ===========  ===========  ===========  ==========

            The accompanying notes are an integral part of these consolidated financial statements.

                                                 BRIGHAM EXPLORATION COMPANY
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                               ACCUMULATED       RETAINED
                                   COMMON STOCK     ADDITIONAL                  UNEARNED          OTHER          EARNINGS
                                 ----------------    PAID IN      TREASURY       STOCK        COMPREHENSIVE    (ACCUMULATED
                                 SHARES  AMOUNTS     CAPITAL       STOCK      COMPENSATION    INCOME (LOSS)      DEFICIT)
                                 ------  --------  ------------  ----------  --------------  ---------------  --------------
Balance, December 31, 2003       40,247  $    402  $   151,263   $  (4,402)  $      (1,816)  $       (1,040)  $      (6,062)
Comprehensive income:
  Net income                          -         -            -           -               -                -          14,644
  Unrealized gain (losses) on
    cash flow hedges                  -         -            -           -               -           (1,217)              -
  Tax provisions related to
    cash flow hedges                  -         -            -           -               -              354               -
  Net losses realized and
    included in net income            -         -            -           -               -              205               -

    Comprehensive income
Issuance of common stock          2,599        26       22,106           -               -                -               -
Exercises of incentive stock
  options                           235         3          681           -               -                -               -
Issuance of restricted stock          -         -          514           -            (514)               -               -
Vesting of restricted stock          72         1           (1)          -               -                -               -
Forfeitures of restricted stock       -         -         (131)         (4)            131                -               -
Repurchases of common
  stock                               -         -            -        (156)              -                -               -
Amortization of unearned
  stock compensation                  -         -            -           -             477                -               -
                                 ------  --------  ------------  ----------  --------------  ---------------  --------------
Balance, September 30, 2004      43,153  $    432  $   174,432   $  (4,562)  $      (1,722)  $       (1,698)  $       8,582
                                 ======  ========  ============  ==========  ==============  ===============  ==============



                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                 ---------------
Balance, December 31, 2003       $      138,345
Comprehensive income:
  Net income                             14,644
  Unrealized gain (losses) on
    cash flow hedges                     (1,217)
  Tax provisions related to
    cash flow hedges                        354
  Net losses realized and
    included in net income                  205
                                 ---------------
    Comprehensive income                 13,986
Issuance of common stock                 22,132
Exercises of incentive stock
  options                                   684
Issuance of restricted stock                  -
Vesting of restricted stock                   -
Forfeitures of restricted stock              (4)
Repurchases of common
  stock                                    (156)
Amortization of unearned
  stock compensation                        477
                                 ---------------
Balance, September 30, 2004      $      175,464
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

                                          BRIGHAM EXPLORATION COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              2004         2003
                                                                                           -----------  ----------
Cash flows from operating activities:
  Net income                                                                               $   14,644   $  14,171
  Adjustments to reconcile net income to cash provided by operating activities:
      Depletion of oil and natural gas properties                                              16,374      11,853
      Depreciation and amortization                                                               544         449
      Interest paid through issuance of additional senior subordinated notes                        -         888
      Interest paid through issuance of additional mandatorily redeemable preferred stock         538         161
      Amortization of deferred loan fees  and debt issuance costs                                 574         809
      Market value adjustment for derivative instruments                                          227         250
      Accretion of discount on asset retirement obligations                                       117         110
      Cumulative effect of change in accounting principle                                           -        (268)
      Deferred income taxes                                                                     7,234           -
      Changes in operating assets and liabilities:
        Accounts receivable                                                                       (48)      1,565
        Gas imbalance receivable                                                                2,435      (5,537)
        Other current assets                                                                       (8)      1,344
        Accounts payable                                                                       (3,249)       (777)
        Royalties payable                                                                         614         934
        Participant advances received                                                            (628)     (1,355)
        Gas imbalance liability                                                                (2,064)      7,275
        Other current liabilities                                                                 327         588
        Other noncurrent assets and liabilities                                                  (126)        (35)
                                                                                           -----------  ----------
          Net cash provided by operating activities                                            37,505      32,425
                                                                                           -----------  ----------
Cash flows from investing activities:
    Additions to oil and natural gas properties                                               (61,160)    (30,356)
    Proceeds from sale of oil and natural gas properties                                            -       1,183
    Additions to other property and equipment                                                    (186)       (247)
    Decrease (Increase) in drilling advances paid                                                (137)         18
                                                                                           -----------  ----------
          Net cash used by investing activities                                               (61,483)    (29,402)
                                                                                           -----------  ----------
Cash flows from financing activities:
    Proceeds from the issuance of common stock, net of issuance costs                          22,132      40,000
    Increase in senior credit facility                                                         28,000           -
    Repayment of senior credit facility                                                       (23,500)    (47,000)
    Deferred loan fees paid                                                                       (10)       (985)
    Proceeds from exercise of incentive stock options                                             684         660
    Repurchases of common stock                                                                  (156)          -
                                                                                           -----------  ----------
          Net cash provided (used) by financing activities                                     27,150      (7,325)
                                                                                           -----------  ----------
Net increase (decrease) in cash and cash equivalents                                            3,172      (4,302)
Cash and cash equivalents, beginning of year                                                    5,779      15,318
                                                                                           -----------  ----------
Cash and cash equivalents, end of period                                                   $    8,951   $  11,016
                                                                                           ===========  ==========

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

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the joint operations in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.

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

     STOCK BASED COMPENSATION

     Brigham accounts for employee incentive stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, Brigham has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS 148.

     Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123, as amended by SFAS 148, Brigham's net income and net income per share for the three and nine month periods ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                            -------------------------  --------------------------
                                                2004         2003          2004          2003
                                            ------------  -----------  -------------  -----------
                                                  (in thousands, except per share amounts)
Net income available to common
stockholders - basic:
  As reported                               $     4,485   $    3,343   $     14,644   $   11,244
  Add back: Stock compensation expense
    previously included in net income               103            5            340           10
  Effect of total incentive stock-based
    compensation expense, determined
    under fair value method for all awards         (916)         (98)        (1,908)        (279)
                                            ------------  -----------  -------------  -----------
  Pro forma                                 $     3,672   $    3,250   $     13,076   $   10,975
                                            ============  ===========  =============  ===========

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                            -------------------------  --------------------------
                                                2004         2003          2004          2003
                                            ------------  -----------  -------------  -----------
                                                  (in thousands, except per share amounts)
Net income available to common
stockholders - diluted:
  As reported                               $     4,485   $    4,032   $     14,644   $   13,959
  Add back: Stock compensation expense
    previously included in net income               103            5            340           10
  Effect of total incentive stock-based
    compensation expense, determined
    under fair value method for all awards         (916)         (98)        (1,908)        (279)
                                            ------------  -----------  -------------  -----------
  Pro forma                                 $     3,672   $    3,939   $     13,076   $   13,690
                                            ============  ===========  =============  ===========

Net income per share:
  Basic:
    As reported                             $      0.11   $     0.16   $       0.37   $     0.55
    Pro forma                                      0.09         0.15           0.33         0.54
  Diluted:
    As reported                             $      0.11   $     0.13   $       0.36   $     0.43
    Pro forma                                      0.09         0.13           0.32         0.42

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

     On October 8, 2002, relatives of the contractor's employee filed a wrongful death action in the district court for Matagorda County, Texas, against Brigham and three of Brigham's contractors in connection with his accidental death. Plaintiffs were seeking unspecified actual and punitive damages. On March 23, 2004, a jury determined that Brigham had no liability in the accidental death of the contractor's employee. The plaintiffs filed a motion for a new trial. In late October 2004, the judge granted plaintiffs a new trial. Brigham has not recorded a contingent liability for this suit.

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

     The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for net income available to common stockholders for the three and nine months ended September 30, 2004 and 2003:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------  -------------------------
                                                   2004         2003         2004         2003
                                                -----------  ----------  ------------  -----------
                                                    (in thousands, except per share amounts)
Basic EPS:
    Income (loss) available to common
      stockholders before cumulative change
      in accounting principle                   $     4,485  $    3,343  $     14,644  $    10,976
    Cumulative change in accounting principle             -           -             -          268
                                                -----------  ----------  ------------  -----------
      Income (loss) available to common
        stockholders                            $     4,485  $    3,343  $     14,644  $    11,244
                                                ===========  ==========  ============  ===========
      Common shares outstanding                      41,227      21,210        39,921       20,340
                                                ===========  ==========  ============  ===========

   Basic EPS
    Income (loss) available to common
      stockholders before change in
      accounting principle                      $      0.11  $     0.16  $       0.37  $      0.54
    Cumulative change in accounting principle             -           -             -         0.01
                                                -----------  ----------  ------------  -----------
                                                $      0.11  $     0.16  $       0.37  $      0.55
                                                ===========  ==========  ============  ===========


                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------  -------------------------
                                                   2004         2003         2004         2003
                                                -----------  ----------  ------------  -----------
                                                    (in thousands, except per share amounts)

Diluted EPS:
    Income (loss) available to common
      stockholders before cumulative change
      in accounting principle                   $     4,485  $    3,343  $     14,644  $    10,976
    Cumulative change in accounting principle             -           -             -          268
                                                -----------  ----------  ------------  -----------
      Income (loss) available to common
        stockholders                                  4,485       3,343        14,644       11,244
    Adjustments for assumed conversions:
      Dividends and accretion on mandatorily
        redeemable preferred stock (1)                    -         689             -        2,715
                                                -----------  ----------  ------------  -----------
  Income (loss) available to common
    stockholders before change in
    accounting principle-diluted                      4,485       4,032        14,644       13,691
    Cumulative change in accounting principle             -           -             -          268
                                                -----------  ----------  ------------  -----------
      Income (loss) available to common
        stockholders-diluted                    $     4,485  $    4,032  $     14,644  $    13,959
                                                ===========  ==========  ============  ===========


  Common shares outstanding                          41,227      21,210        39,921       20,340
  Effect of dilutive securities:
    Warrants                                              -           -             -          402
    Mandatorily redeemable preferred stock                -       8,966             -       11,071
    Stock options                                     1,113         575         1,157          593
                                                -----------  ----------  ------------  -----------
  Potentially dilutive common shares                  1,113       9,541         1,157       12,066
                                                -----------  ----------  ------------  -----------
    Adjusted common shares outstanding
      diluted                                        42,340      30,751        41,078       32,406
                                                ===========  ==========  ============  ===========

  Diluted EPS
    Income (loss) available to common
      stockholders before change in
      accounting principle                      $      0.11  $     0.13  $       0.36  $      0.42
    Change in accounting principle                        -           -             -         0.01
                                                -----------  ----------  ------------  -----------
                                                $      0.11  $     0.13  $       0.36  $      0.43
                                                ===========  ==========  ============  ===========

(1) The amount of dividends included in dividends and accretion on mandatorily redeemable preferred stock includes only the dividends paid in kind on the $40 million of mandatorily redeemable preferred stock (2.0 million shares) that were issued with warrants whose exercise price is payable in either cash or in shares of mandatorily redeemable preferred stock.

     Options and warrants to purchase 656,000 shares and 2.1 million shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the three months ended September 30, 2004 and 2003, respectively, and options and warrants to purchase 676,000 shares and 12,000 shares of common stock were outstanding but not included in the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2004 and 2003, respectively, because the effects would have been antidilutive.

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

     Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and nine month periods ended September 30, 2004 and 2003:

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ------------------------  -----------------------
                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  ----------
NATURAL GAS
  Average price per Mcf as reported (including hedging results)  $     5.44   $     5.27   $     5.68   $    5.17
  Average price per Mcf realized (excluding hedging results)     $     5.62   $     5.72   $     5.87   $    6.16
  Decrease in revenue (in thousands)                             $     (390)  $     (738)  $   (1,250)  $  (4,584)
OIL
  Average price per Bbl as reported (including hedging results)  $    36.82   $    28.08   $    33.51   $   28.31
  Average price per Bbl realized (excluding hedging results)     $    42.50   $    30.30   $    38.01   $   31.08
  Decrease in revenue (in thousands)                             $     (843)  $     (356)  $   (2,018)  $  (1,554)

     For the three months ended September 30, 2004 and 2003, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $146,000 and $80,000, respectively. For the nine months ended September 30, 2004 and 2003, ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $206,000 and $250,000, respectively. These amounts are included in other income (expense).

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NATURAL GAS AND CRUDE OIL DERIVATIVE CONTRACTS

CASH-FLOW HEDGES

     Brigham's cash-flow hedges consisted of fixed-price swaps and costless collars (purchased put options and written call options). The fixed-price swap agreements are used to fix the prices of anticipated future oil and natural gas production. The costless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums received when Brigham entered into these option agreements. As of September 30, 2004, Brigham had entered into derivative contracts that qualify as cash flow hedges with respect to future production as follows:

                              2004                   2005
                            --------  --------------------------------------
                             FOURTH    FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                            --------  --------  --------  --------  --------
NATURAL GAS SWAPS:
Volumes (MMbtu). . . . . .    92,000         -         -         -         -
Average price ($per MMBtu)  $  4.360  $      -  $      -  $      -  $      -

NATURAL GAS COLLARS:
Volumes (MMbtu). . . . . .   726,100   727,500   455,000         -         -
Average price ($per MMBtu)
Floor. . . . . . . . . . .  $  5.065  $  5.164  $  4.725  $      -  $      -
Ceiling. . . . . . . . . .     6.873     7.256     6.712         -         -

CRUDE OIL SWAPS:
Volumes (Bbls) . . . . . .     9,200         -         -         -         -
Average price ($per Bbl) .  $  23.80  $      -  $      -  $      -  $      -

CRUDE OIL COLLARS:
Volumes (Bbls) . . . . . .    34,260    27,450    18,655         -         -
Average price ($per Bbl)
Floor. . . . . . . . . . .  $  26.38  $  25.56  $  26.80  $      -  $      -
Ceiling. . . . . . . . . .     31.71     30.18     32.51         -         -

     As of September 30, 2004, Brigham's derivative positions included an option contract that is not designated as a hedge. This contract was entered into to offset the cost of other options that are designated as hedges.

                              2004                   2005
                            --------  --------------------------------------
                             FOURTH    FIRST     SECOND    THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                            --------  --------  --------  --------  --------
NATURAL GAS WRITTEN PUTS:
Volumes (MMbtu). . . . . .   140,000   210,000         -         -         -
Average price ($per MMBtu)  $  5.500  $  5.500  $      -  $      -  $      -

     Derivative instruments not qualifying as hedging contracts are recorded at fair value on the balance sheet. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as other income or expense. At September 30, 2004 and 2003, the fair value of these derivatives included in other current liabilities was approximately $22,000 and $0, respectively. For the three and nine months ended September 30, 2004, and 2003, other income (expense) included approximately $21,000 and $0, respectively, in non-cash losses related to changes in the fair values of these derivative contracts. There were no cash settlement payments made by Brigham to the counterparty for the three and nine months ended September 30, 2004 and 2003.

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

     At September 30, 2004, Brigham had an interest rate swap contract to pay a fixed-rate of interest of 8.76% on $20.0 million notional amount of senior subordinated notes. The $20.0 million notional amount of the outstanding contract matures in March 2009. As of September 30, 2004, approximately $79,000 of unrealized losses are included in accumulated other comprehensive income
(loss) on the balance sheet and the fair value of the interest rate swap agreement represents approximately $191,000 of other noncurrent liabilities. The fair value of the interest rate swap contract is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

     FAIR VALUES

     The fair value of commodity hedging and interest rate swap contracts is reflected on the consolidated balance sheets as detailed in the following table. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the next twelve months.

                                  SEPTEMBER 30,
                              --------------------
                                2004       2003
                              ---------  ---------
                                 (in thousands)

Other current liabilities     $ (2,970)  $ (1,134)
Other noncurrent liabilities      (428)      (136)
Other current assets                 -         91
Other noncurrent assets              3         12
                              ---------  ---------
                              $ (3,395)  $ (1,167)
                              =========  =========

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

     The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells, estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


rate of 7.5%. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free interest rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

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

     Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and nine months ended September 30, 2004:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                              -----------------------  ----------------------
                                                 2004         2003        2004        2003
                                              -----------  ----------  -----------  ---------
                                                               (in thousands)

Beginning asset retirement obligations        $    2,665   $    2,062  $    2,320   $   1,931
Liabilities incurred for new wells placed on
   production                                         58           82         394         142
Liabilities settled                                  (24)           -         (92)          -
Accretion of discount on asset retirement
   obligations                                        40           39         117         110
                                              -----------  ----------  -----------  ---------
Ending asset retirement obligations           $    2,739   $    2,183  $    2,739   $   2,183
                                              ===========  ==========  ===========  =========

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

     At September 30, 2004, management believes that Brigham will (i) begin to utilize net operating losses (NOLs) and (ii) have reversals of existing temporary differences between book and taxable income sufficient to result in a deferred tax liability at year-end 2004. Management also believes that it is more likely than not that capital loss carryforwards of approximately $1.8 million may expire unused and, accordingly, has established a valuation allowance of $0.6 million. The components of deferred income tax assets and liabilities are as follows:

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2004            2003
                                      --------------  --------------
                                              (in thousands)
Deferred tax assets
  Current:
    Net operating loss carryforwards  $            -  $          451
    Unrealized hedging losses                    914               -
    Derivative assets                            274               -
                                      --------------  --------------
                                               1,188             451
                                      --------------  --------------

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2004             2003
                                                    ---------------  --------------
                                                            (in thousands)
Non-current:
    Net operating loss carryforwards                        35,614          34,409
    Capital loss carryforwards                                 642             634
    Stock compensation                                         680             818
    Unrealized hedging losses                                    -             561
    Derivative assets                                            -             276
    Asset retirement obligations                               958             812
    Preferred stock dividends as interest expense              307             119
    Other                                                       27              27
                                                    ---------------  --------------
      Non-current                                           38,228          37,656
                                                    ---------------  --------------
                                                            39,416          38,107
                                                    ---------------  --------------

Deferred tax liabilities
  Current:
    Gas imbalances                                               -            (144)
  Non-current:
    Depreciable and depletable property                    (43,279)        (35,132)
    Other                                                     (186)              -
                                                    ---------------  --------------
      Non-current                                          (43,465)        (35,132)
                                                    ---------------  --------------
                                                           (43,465)        (35,276)
                                                    ---------------  --------------
  Net deferred tax assets (liabilities)                     (4,049)          2,831
  Valuation allowance                                         (634)           (634)
                                                    ---------------  --------------
                                                    $       (4,683)  $       2,197
                                                    ===============  ==============

     At September 30, 2004, Brigham has regular tax NOLs of approximately $101.8 million. Additionally, Brigham has approximately $87.6 million of alternative minimum tax ("AMT") NOLs available as a deduction against future taxable income. The NOLs expire from 2012 through 2024. The value of these NOLs depends on the ability of Brigham to generate taxable income.

     In addition, at September 30, 2004, Brigham has capital loss carryforwards of approximately $1.8 million that expire in varying years through 2007.

     Brigham believes it has a $4.5 million annual limitation on the utilization of certain of its NOLs under Internal Revenue Code Section 382 due to a potential 50% change in ownership among its 5% stockholders over a three-year period.

8.   ISSUANCE OF COMMON STOCK

     During July and August 2004, Brigham completed the sale of 2,598,500 shares of its common stock under a universal shelf registration statement declared effective by the Securities and Exchange Commission in June 2004. Net proceeds from the stock sale of approximately $22.1 million were used to repay outstanding borrowings under the senior credit facility. Brigham plans to reborrow the repaid amounts under the senior credit facility as necessary to fund future exploration and development activities and for general corporate purposes.

9.   ACCOUNTING PRONOUNCEMENTS

     In September 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing

                           BRIGHAM EXPLORATION COMPANY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. This pronouncement will also require these companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This standard will also require these companies to disclose the impact of their asset retirement obligations on their oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. Brigham will adopt the provisions of this pronouncement in the fourth quarter of 2004 and is currently evaluating the impact, if any, on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following updates information as to our financial condition provided in our 2003 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2004, and the comparable periods of 2003. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the "Glossary of Oil and Gas Terms" provided in our 2003 Annual Report on Form 10-K.

OVERVIEW OF FIRST NINE MONTHS OF 2004

     For the quarter and nine-month periods ended September 30, 2004, our net capital expenditures for oil and natural gas activities were $24.4 million and $64 million, respectively. Our drilling capital expenditures alone for the third quarter 2004 were up approximately 122% over the amount we spent in the third quarter of last year. For the nine months ended September 30, 2004, our net capital expenditures for oil and natural gas activities are up approximately 126% when compared to the first nine months of last year. Our operating performance for the third quarter and first nine months of 2004 was highlighted by production of 34 MMcfe/d and 34.1 MMcfe/d, respectively. This represents a 17% growth in production over the amount we produced in the third quarter of 2003 and a 15% increase over the amount we produced in the first nine months of 2003. The increase in our production is primarily the result of the increase in drilling capital expenditures during the fourth quarter of last year and the first nine months of 2004.

     Net income to common stockholders for the third quarter 2004 was $4.5 million, or $0.11 per diluted share, on total revenues of $17.3 million. This compares to reported net income of $3.3 million, or $0.13 per diluted share on total revenues of $13.2 million in the third quarter last year.

     For the nine month period ended September 30, 2004, our reported net income to common stockholders was $14.6 million, or $0.36 per diluted share, on total revenues of $52 million. This compares to reported net income of $11.2 million, or $0.43 per diluted share, on revenue of $40.1 million for the first nine months of last year. Net cash provided by operating activities funded approximately 61% of the cash used in our capital expenditure program during the first nine months of 2004. During the third quarter of 2004, we sold 2,598,500 shares of our common stock under a universal shelf registration statement declared effective by the Securities and Exchange Commission in June 2004. Net proceeds from the stock sale were approximately $22.1 million and were used to repay outstanding indebtedness under our senior credit facility. "Net proceeds" is the amount we received after paying the underwriting discount and other expenses related to offering. We intend to reborrow the repaid amount to fund future exploration and development activities, including taking advantage of opportunities to retain larger working interests in wells and in 3-D seismic programs and for general corporate purposes.

     At September 30, 2004, we had $9 million in cash, total assets of $271.5 million and a debt to total book capitalization ratio of 23%.

OUTLOOK FOR THE REMAINDER OF 2004

                                                        ESTIMATED   ORIGINAL
                                                           2004       2004
                                                         SPENDING    BUDGET    % CHANGE
                                                        ----------  ---------  ---------
                                                                 (IN THOUSANDS)
Drilling . . . . . . . . . . . . . . . . . . . . . . .  $   69,280  $  61,432        13%
Land and G&G . . . . . . . . . . . . . . . . . . . . .      16,589     11,973        39%
Capitalized interest and G&A . . . . . . . . . . . . .       6,085      5,535        10%
                                                        ---------------------
    Net capital expenditures on oil and gas activities  $   91,954  $  78,940        16%

Other property and equipment . . . . . . . . . . . . .         474        473         0%
                                                        ---------------------
    Net capital expenditures . . . . . . . . . . . . .  $   92,428  $  79,413        16%
                                                        =====================


Current  Estimated  Capital  Expenditures  for  2004

     Approximately $40.2 million, or 58%, of our estimated drilling capital expenditures for 2004 will be allocated to drill 23 wells in our onshore Texas Gulf Coast region. For 2004, our drilling activities in our onshore Gulf Coast region will be focused on the Vicksburg and Frio Trends where we will drill 11 development wells with an average working interest of 61% and 12 exploratory wells with an average working interest of 68%. Of the wells we currently plan to drill in 2004, 14 of the wells had reached total depth as of September 30, 2004.

     In the Vicksburg, we currently estimate that we will spend approximately $19.4 million to drill four development wells with an average working interest of 51% and three exploration wells with an average working interest of 71%. As of September 30, 2004, four of the wells budgeted for 2004 had reached total depth and one well was drilling. We currently plan to spud the remaining two Vicksburg wells in our 2004 drilling program in the fourth quarter of this year.

     In the Frio, we currently estimate that we will spend approximately $20.7 million to drill seven development wells with an average working interest of 66% and nine exploration wells with an average working interest of 67%. As of September 30, 2004, ten of the wells in budgeted for 2004 had reached total depth and one was drilling. We currently plan to spud the remaining five Frio wells in the fourth quarter of this year.

     Approximately $26.8 million, or 39%, of our currently estimated drilling capital expenditures for 2004 will be allocated to drill 37 wells in our Anadarko Basin region. The majority of our drilling capital allocated to our Anadarko Basin region will be focused on the Hunton/Arbuckle, Springer Channel and Springer Bar Trends. For 2004, we currently plan to drill 30 development wells with an average working interest of 29% and seven exploratory wells with an average working interest of 16% in our Anadarko Basin region. Of the wells currently plan to drill in 2004, 24 had reached total depth as of September 30, 2004.

     We currently estimate that we will spend approximately $13.1 million to drill two Hunton/Arbuckle development wells with an average working interest of 96%. As of September 30, 2004, one well had reached total depth and we expect to spud the remaining well in the fourth quarter of this year.

     For the Springer Channel, we currently estimate that we will spend approximately $4.7 million to drill seven development wells with an average working interest of 41% and five exploratory wells with an average working interest of 18%. As of September 30, 2004, nine of these wells had reached total depth of which three were completing and one well was drilling. We currently plan to spud the remaining two wells in the fourth quarter of this year.

     For the Springer Bar, we currently estimate that we will spend approximately $2.3 million to drill seven development wells with an average working interest of 12%. As of September 30, 2004, one well was drilling and four wells, of which two were completing, had reached total depth. We currently plan to spud the remaining three wells in the fourth quarter of this year.

     Additional estimated capital expenditures for the Anadarko Basin region in 2004 includes $4 million to drill 13 development wells in the granite wash formation with and average working interest of 22%. As of September 30, 2004, eight of these granite wash wells reached total depth and two were drilling. We currently plan to spud the remaining two wells in the fourth quarter. We also plan to spend $2.5 million to drill two Grady County Bromide tests with an average working interest of 16%, a combined Hunton/Springer Channel test with a 17% working interest and for other various drilling activities. As of September 30, 2004, one of the Bromide tests and the combined Hunton/Springer Channel test had reached total depth. The other Bromide test was drilling at September 30, 2004.

     We currently plan to spend approximately $2.3 million, or 3%, of our estimated 2004 drilling capital expenditures, to drill two exploratory wells in our West Texas region with an average working interest of 94%. As of September 30, 2004, one well had reached total depth and was completing. The other well was drilling at the end of the third quarter.

     Approximately 18% of current estimated 2004 capital expenditures will be used to fund land and seismic acquisitions in an effort to add to our inventory of drilling projects in current focus plays. We believe that our cash on hand at September 30, 2004, net cash provided by operating activities, net proceeds from our sale of common stock in July and August 2004 and the remaining availability under our senior credit facility will fund our spending for the remainder of the year. Our estimated net capital expenditures for 2004 represent an increase of approximately 96% over the amount that we spent in 2003.

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

CAPITAL COMMITMENTS

     Net cash provided by operating activities, net proceeds from the sale of common stock and additional borrowings from our senior credit facility were our primary sources of cash during the first nine months of 2004. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation. We believe our cash on hand at the end of the third quarter 2004, net cash provided by operating activities, net proceeds from our sale of common stock in July and August 2004 and the remaining availability under our senior credit facility will be sufficient to fund our budgeted capital expenditures for the remainder of 2004.

Capital  Expenditures

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. The table below lists our capital expenditures for the first nine months of 2004 and 2003.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------------
                                                           2004            2003      % CHANGE
                                                        ----------  --------------  ------------
                                                                        (IN THOUSANDS)

Drilling . . . . . . . . . . . . . . . . . . . . . . .  $   48,638  $      20,542           137%
Land and G&G . . . . . . . . . . . . . . . . . . . . .      10,749          3,135           243%
Capitalized interest and G&A . . . . . . . . . . . . .       4,595          4,622           (1%)
Proceeds from the sale of oil and gas properties . . .           -            (23)        (100%)
                                                        --------------------------
    Net capital expenditures on oil and gas activities  $   63,982  $      28,276           126%

Other property and equipment . . . . . . . . . . . . .         186            247          (25%)
                                                        --------------------------
    Net capital expenditures . . . . . . . . . . . . .  $   64,168  $      28,523           125%
                                                        ==========================


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities

     During the first nine months of 2004, net cash provided by operating activities, net proceeds from the sale of common stock and additional borrowings from our senior credit facility were our primary source of cash. This cash was used to fund the costs associated with drilling, land acquisition and 3-D seismic acquisition, processing and interpretation.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------
                                              2004          2003      % CHANGE
                                           ----------  -------------  -----------
                                                      (IN THOUSANDS)

Net cash provided by operating activities  $   37,505  $      32,425          16%

     The 16% increase in net cash provided by operating activities is primarily related to the following:

- An increase in oil and natural gas sales resulted in a $9.1 million increase in net cash provided by operating activities.
- An increase in revenue due to a decline in losses from the settlement of derivative contracts resulted in a $2.9 million increase in net cash provided by operating activities.

     These increases were partially offset by the following:

- The repayment of accounts payable in excess of collections of accounts receivable reduced net cash provided by operating activities by $4.1 million.
- The settlement of the gas imbalance with our industry participant in our Diablo project reduced net cash provided by operating activities by $1.4 million.
- An increase in production costs and general and administrative expenses reduced net cash provided by operating activities by $765,000.
-    A decrease in royalties payable of $320,000.

     Working capital is the amount by which current assets exceed current liabilities. It is normal for us to report a working capital deficit at the end of a period. These deficits are primarily the result of accounts payable related to lease operating expenses, exploration and development costs, liabilities related to derivative contracts and royalties payable. Settlement of these payables will be funded by cash flows from operations or, if necessary, by additional borrowing under our senior credit facility. At September 30, 2004, we had a working capital deficit of $11.5 million compared to a working capital deficit of $14.7 million at December 31, 2003. Current liabilities at September 30, 2004, included a liability of $3 million related to the fair value of our open derivative contracts.

Cash flows from financing activities

Common stock transactions
-------------------------

- During the third quarter 2004, we sold 2,598,500 shares of our common stock under a universal shelf registration statement declared effective by the Securities and Exchange Commission in June 2004. We received net proceeds of approximately $22.1 million and used the net proceeds from the offering to repay outstanding indebtedness under our senior credit facility. "Net proceeds" is the amount we received after paying the underwriting discount and other expenses related to offering.
- We issued 126,600 shares of common stock and received $310,000 in net proceeds related to the exercise of employee and director stock options in the first quarter of 2004, issued 81,481 shares of common stock and received $288,000 in net proceeds in the second quarter of 2004 and issued 27,500 shares of common stock and received $86,000 in net proceeds in the third quarter 2004.
- During January and June of 2004, we acquired 19,596 and 821 shares of our common stock, respectively, from certain employees to satisfy tax-withholding obligations associated with the vesting of stock grants. The transferred shares were valued at fair market value as of the date of surrender.
- In September 2003, we sold 7,384,090 shares of common stock and received $40 million in net proceeds. The net proceeds from the sale were used to increase the amount of capital spent on our exploration and development activities. Pending such use, the net proceeds were used to repay $40 million of the borrowings outstanding under our senior credit facility.
- We issued 171,800 shares of common stock and received $432,000 in net proceeds related to the exercise of employee and director stock options in the first quarter of 2003, issued 52,793 and received net proceeds of $162,000 in the second quarter of 2003 and issued 25,042 shares of common stock and received net proceed of $66,000 in the third quarter of 2003.
- In the first quarter of 2003, we issued 248,028 unregistered shares of our common stock to a group of institutional investors. The shares were issued to the group in connection with the cashless exercise of warrants that it owned and we received no proceeds from the exercise of the warrants.
- In June 2003, we issued 408,928 and 206,982 unregistered shares of our common stock to the Bank of Montreal and Soci t G n rale, respectively. We received no proceeds from the exercise of these warrants as both parties elected to execute a cashless exercise of the warrants. Both parties sold the shares from this exercise in our common stock sale in September 2003. We received no proceeds from the sale.

Senior credit facility
----------------------

     Future outstanding balances under our senior credit facility are dependent primarily on our level of capital expenditures, net cash provided by operating activities and the proceeds from other financing activities. Our committed borrowing capacity under our senior credit facility at September 30, 2004, was $23.5 million, with a $68.5 million borrowing base that is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the lender's petroleum engineer). Our unused committed borrowing base capacity under our senior credit facility was $44.5 million at November 5, 2004.

     During the first nine months of 2004 we borrowed $28 million of additional debt from our senior credit facility to fund our working capital obligations and capital expenditures and repaid $23.5 million. During the first nine months of 2003, we repaid $47 million of the debt outstanding under our senior credit facility and paid $985,000 in fees related to our new credit facility that was put in place in March 2003.

     Our current ratio, as defined by the senior credit facility, at September 30, 2004 and interest coverage ratio for the twelve-month period ending September 30, 2004, were 2 to 1 and 13.7 to 1, respectively. As of September 30, 2004, we were in compliance with the covenants of our senior credit facility.

Senior subordinated notes
-------------------------

     Our current ratio, as defined by the senior credit facility, at September 30, 2004 and interest coverage ratio for the twelve-month period ending
September 30, 2004, were 2 to 1 and 13.7 to 1, respectively.    Our ratio of
risked net present value (as defined) discounted at 9% to total debt at June 30, 2004, was 2.3 to 1, and was in compliance with the subordinated notes covenant that requires us to maintain a ratio of 1.5 to 1. As of September 30, 2004, we were in compliance with the covenants of our senior subordinated notes.



RESULTS OF OPERATIONS

Comparison of the three and nine month periods ended September 30, 2004 and 2003

     Production.

                                          THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------  -----------------------------------------
                                         2004           2003        % CHANGE        2004          2003         % CHANGE
                                      ----------  -------------  --------------  ----------  -------------  --------------
Oil (MBbls). . . . . . . . . . . . .        148            160             (7%)        449            562            (20%)
Natural gas (MMcf) . . . . . . . . .      2,167          1,648              31%      6,506          4,648              40%
  Natural gas equivalent (MMcfe) . .      3,057          2,608              17%      9,199          8,019              15%

  Average daily production (MMcfe/d)       34.0           29.0              17%       34.1           29.7              15%
  % Natural gas. . . . . . . . . . .         71%            63%                         71%            58%

     The increase in our production volumes was due to organic production growth from wells that we drilled and completed in the fourth quarter of 2003 and the first nine months of 2004. New production related to these recently completed wells was partially offset by the natural decline of existing production.

     Revenues from the sale of oil and natural gas. Reported revenues from the sale of oil and natural gas are based on the market price we receive for our commodities, adjusted for marketing charges and the results from the settlement of our derivative commodity contracts that have been designated as cash flow hedges under SFAS 133.

     We utilize fixed price swaps, costless collars, three way costless collars and floor contracts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a list of our open derivative commodity contracts at September 30, 2004."

     The effective portions of changes in the fair values of our derivative commodity contracts that are designated as cash flow hedges is recorded as increases or decreases to stockholders' equity until the underlying contract is settled. Consequentially, these changes could add volatility to our reported stockholders' equity until the contract is settled or is terminated.

     Derivative commodity contracts that do not meet the hedge criteria of SFAS 133 are not designated as hedges. Gains or losses related to the settlement, the ineffective portion of changes in the fair market value and the changes in the fair values of our derivative commodity contracts that are not designated as cash flow hedges are recognized in other income (expense).

     The following table presents revenues that we realized from the sale of oil and natural gas during the third quarter and first nine months of 2004 and 2003.

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------  --------------------------------------
                                                         2004        2003       % CHANGE       2004         2003        % CHANGE
                                                       ---------  ----------  ------------  ----------  ------------  ------------
                                                                                   (IN THOUSANDS)

Oil sales . . . . . . . . . . . . . . . . . . . . . .  $  6,304   $   4,847            30%  $  17,058   $    17,459           (2%)
Loss due to hedging . . . . . . . . . . . . . . . . .      (843)       (356)          137%     (2,018)       (1,554)           30%
                                                       ---------  ----------                ------------------------
  Total revenues from the sale of oil . . . . . . . .  $  5,461   $   4,491            22%  $  15,040   $    15,905           (5%)
                                                       =========  =========                ========================

Natural gas sales . . . . . . . . . . . . . . . . . .  $ 12,169   $   9,428            29%  $  38,185   $    28,627            33%
Loss due to hedging . . . . . . . . . . . . . . . . .      (390)       (738)         (47%)     (1,250)       (4,585)         (73%)
                                                       ---------  ----------                ------------------------
  Total revenues from the sale of natural gas . . . .  $ 11,799   $   8,690            36%  $  36,935   $    24,042            54%
                                                       =========  =========                ========================

Oil and natural gas sales . . . . . . . . . . . . . .  $ 18,473   $  14,275            29%  $  55,243   $    46,086            20%
Loss due to hedging . . . . . . . . . . . . . . . . .    (1,233)     (1,094)           13%     (3,268)       (6,139)         (47%)
                                                       ---------  ----------                ------------------------
  Total revenues from the sale of oil and natural gas  $ 17,240   $  13,181            31%  $  51,975   $    39,947            30%
                                                       =========  =========                ========================

AVERAGE PRICES:
                                                                                     (PER BBL)
Oil sales . . . . . . . . . . . . . . . . . . . . . .  $  42.50   $   30.30            40%  $   38.01   $     31.08            22%
Loss due to hedging . . . . . . . . . . . . . . . . .     (5.68)      (2.22)          156%      (4.50)        (2.77)           62%
                                                       ---------  ----------                ------------------------
  Realized Oil price. . . . . . . . . . . . . . . . .  $  36.82   $   28.08            31%  $   33.51   $     28.31            18%
                                                       =========  =========                ========================

                                                                                     (PER MCF)
Natural gas sales . . . . . . . . . . . . . . . . . .  $   5.62   $    5.72           (2%)  $    5.87   $      6.16           (5%)
Loss due to hedging . . . . . . . . . . . . . . . . .     (0.18)      (0.45)         (60%)      (0.19)        (0.99)         (81%)
                                                       ---------  ----------                ------------------------
  Realized natural gas price. . . . . . . . . . . . .  $   5.44   $    5.27             3%  $    5.68   $      5.17            10%
                                                       =========  =========                ========================

                                                                                     (PER MCFE)
Natural gas equivalent sales. . . . . . . . . . . . .  $   6.04   $    5.47            10%  $    6.01   $      5.75             5%
Loss due to hedging . . . . . . . . . . . . . . . . .     (0.40)      (0.42)          (5%)      (0.36)        (0.77)         (53%)
                                                       ---------  ----------                ------------------------
  Realized natural gas equivalent price . . . . . . .  $   5.64   $    5.05            12%  $    5.65   $      4.98            13%
                                                       =========  =========                ========================

     Total revenues from the sale of oil and natural gas for the third quarter 2004 were 31% higher than revenues in same period of 2003. The increase was primarily due the following:

- A $2.6 million increase to total revenues from the sale of oil and natural gas due to a 17% increase in production volumes for the third quarter 2004.
- A $1.6 million increase to total revenues from the sale of oil and natural gas due to a 10% increase in the average sales price we received for oil and natural gas.
- A 13% increase in losses related to the settlement of hedging contracts resulted in a $139,000 decrease in total revenues from the sale of oil and natural gas.

     Total revenues from the sale of oil and natural gas for the first nine months of 2004 were 30% higher than revenues in the same period of 2003. The increase was primarily due to the following:

- An $7.9 million increase to total revenues from the sale of oil and natural gas due to a 15% increase in production volumes during the first nine months of 2004.
- A $1.2 million increase in total revenues from the sale of oil and natural gas due to a 5% increase in the average sales price we received for oil and natural gas during the first nine months of 2004.
- A 47% decrease in losses related to the settlement of hedging contracts resulted in a $2.9 million increase in total revenues from the sale of oil and natural gas.

     The table below presents our derivative commodity contracts, the volumes, the weighted average NYMEX reference price for those volumes, and the associated gain or loss upon settlement of those contracts during the third quarter and first nine months of 2004 and 2003.

                                       THREE MONTHS ENDED  SEPTEMBER 30,         NINE MONTHS ENDED  SEPTEMBER 30,
                                     ---------------------------------------  --------------------------------------
                                                                     %                                       %
                                          2004         2003        CHANGE        2004         2003         CHANGE
                                     --------------  ---------  ------------  -----------  -----------  ------------

OIL SWAPS
Volumes (Bbls). . . . . . . . . . .         13,800     55,200          (75%)      63,850      184,125          (65%)
Average swap price (per Bbl). . . .  $       23.91   $  23.77             1%  $    24.77   $    24.81           (0%)
Loss upon settlement (in thousands)  $        (275)  $   (356)         (23%)  $     (848)  $   (1,157)         (27%)

OIL COLLARS
Volumes (Bbls). . . . . . . . . . .         48,760          -             -      144,310       45,250           219%
Average floor price (per Bbl) . . .  $       26.43   $      -             -   $    24.51   $    18.00            36%
Average ceiling price (per Bbl) . .          32.20          -             -        31.09        22.56            38%
Loss upon settlement (in thousands)  $        (568)  $      -             -   $   (1,170)  $     (397)          195%

NATURAL GAS SWAPS
Volumes (MMbtu) . . . . . . . . . .        138,000    598,000          (77%)     661,250    2,249,500          (71%)
Average swap price (per MMbtu). . .  $       4.180   $  3.867             8%  $    4.555   $    3.772            21%
Loss upon settlement (in thousands)  $        (230)  $   (738)         (69%)  $     (836)  $   (4,585)         (82%)

NATURAL GAS COLLARS
Volumes (MMbtu) . . . . . . . . . .        722,200          -             -    1,777,800            -             -
Average floor price (per MMbtu)      $       4.613   $      -             -   $    4.319   $        -             -
Average ceiling price (per MMbtu)            6.476          -             -        6.847            -             -
Loss upon settlement (in thousands)  $        (160)  $      -             -   $     (414)  $        -             -

NATURAL GAS FLOORS
Volumes (MMbtu) . . . . . . . . . .              -    460,000         (100%)           -      610,000         (100%)
Average floor price (per MMbtu) . .  $           -   $   4.50         (100%)  $        -   $    4.500         (100%)
Loss upon settlement (in thousands)  $           -   $      -             -   $        -   $        -             -

     Other revenue. Fees that we charge other parties who use our two gas gathering systems to move their production from the wellhead to third party gas pipeline systems are recorded as other revenue. These gathering systems are owned by us and located in the Texas Gulf Coast. One of the gathering systems connects a single well and the other connects two wells. Other revenue for the third quarter of 2004 was $27,000 compared to $32,000 in the third quarter last year. Other revenue for the nine months of 2004 was $69,000 compared to $113,000 during the first nine months of 2003.

     Production cost. Production costs include lease operating expenses and production taxes. The following table presents our production cost for the third quarter and first nine months of 2004 and 2003.

                                         THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------  ------------------------------------------
                                                                        %                                            %
                                        2004            2003         CHANGE         2004            2003          CHANGE
                                    ------------  -------------  --------------  -----------  -------------  --------------
                                                                       (IN THOUSANDS)

Operating and maintenance expenses  $      1,201  $       1,061             13%  $     3,248  $       2,678             21%
Workover expenses. . . . . . . . .           278            563           (51%)          617            860           (28%)
Ad valorem taxes . . . . . . . . .           169            169              0%          497            499            (0%)
                                    ------------  -------------                  --------------------------
    Lease operating expenses . . .  $      1,648  $       1,793            (8%)  $     4,362  $       4,037              8%

Production taxes . . . . . . . . .           675            553             22%        2,434          2,297              6%
                                    ------------  -------------                  --------------------------
    Total production cost. . . . .  $      2,323  $       2,346            (1%)  $     6,796  $       6,334              7%
                                    ============  =============                  ==========================

                                                                         (PER MCFE)

Operating and maintenance expenses  $       0.39  $        0.41            (5%)  $      0.35  $        0.33              6%
Workover expenses. . . . . . . . .          0.09           0.22           (59%)         0.07           0.11           (36%)
Ad valorem taxes . . . . . . . . .          0.06           0.06              0%         0.05           0.06           (17%)
                                    ------------  -------------                  --------------------------
    Lease operating expenses . . .  $       0.54  $        0.69           (22%)  $      0.47  $        0.50            (6%)

Production taxes . . . . . . . . .          0.22           0.21              5%         0.26           0.29           (10%)
                                    ------------  -------------                  --------------------------
    Total production cost. . . . .  $       0.76  $        0.90           (16%)  $      0.73  $        0.79            (8%)
                                    ============  =============                  ==========================


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

     Lease operating expenses for the third quarter 2004 were 8% lower than lease operating expenses in the third quarter last year. The change was primarily due to the following:

- A decrease in the cost of expensed workovers led to a 51% decrease in workover costs for the third quarter of this year.
- This decrease was partially offset by an increase in our operating and maintenance expenses due to an increase in the number of producing wells.

     On a unit basis, lease operating expenses for the third quarter 2004 were 22% lower than in the third quarter last year due to the decrease in workover cost and an increase in production volumes.

     Lease operating expenses for the first nine months of 2004 were 8% higher than lease operating expenses during the first nine months of 2003. The change was primarily due to the following:

- An increase in the number of producing wells in the first nine months of 2004.
- An increase in the amount spent for compressor rental and maintenance and saltwater disposal.
- These increases were partially offset by a decrease in the cost of expensed workovers during the first nine months of 2004.

     On a unit basis, lease operating expenses for the first nine months of 2004 were 6% lower than our per unit lease operating expenses in the same period of the prior year. The change in our per unit lease operating expense was primarily due an increase in production volumes during the first nine months of 2004 combined with the following:

- A decrease in the cost of expensed workovers during the first nine months of 2004.
- A $0.01 increase in our unit cost for both compressor and rental maintenance and saltwater disposal.


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

     An increase in our third quarter 2004 production volumes combined with a 10% increase in the average pre-hedge sales price that we received for our oil and natural gas in the third quarter 2004 were the primary reasons for the increase in production taxes. These increases were partially offset by reduced tax rates or tax credits on certain wells. Production taxes for the third quarter 2004 were 3.7% of revenue from the sale of oil and natural gas before gains and losses due to hedging, compared to 3.9% in the third quarter last year.

     The increase in production taxes for the first nine months of 2004 was primarily due to an increase in production volumes during the first nine months of 2004. This increase was partially offset by reduced tax rates or tax credits on certain wells. Production taxes for the first nine months of 2004 were 4.4% of revenue from the sale of oil and natural gas before gains and losses due to hedging, compared to 5% in the first nine months of last year.

General and administrative expenses. We capitalize a portion of our general and administrative costs. The costs capitalized represent the cost of technical employees, who work directly on capital projects. An engineer designing a well is an example of a technical employee working on a capital project. The cost of a technical employee includes associated technical organization costs such as supervision, telephone and postage. The following table presents general and administrative expenses for the third quarter and first nine months of 2004 and 2003.

                                            THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------  -------------------------------------------
                                                                       %                                            %
                                         2004          2003          CHANGE         2004           2003          CHANGE
                                      ----------  -------------  --------------  ------------  -------------  --------------
                                                                         (IN THOUSANDS)

General and administrative expenses.  $    1,304  $       1,094             19%  $      3,723  $       3,420              9%

                                                                          (PER MCFE)

General and administrative expenses.  $     0.43  $        0.42              2%  $       0.40  $        0.43            (7%)


     General and administrative expenses for the third quarter of 2004 were 19% higher than general and administrative expenses in the third quarter last year. The change in our general and administrative expenses for the for the third quarter 2004 was due to the following:

- A 19% increase in payroll and employee benefit expenses net of amounts charged to joint ventures to cover the costs of managing these joint operations represented approximately 35% of the total increase.
- A 162% increase in expenses paid to outside consultants and our independent public accountants. These increases, which were represented approximately 40% of the total increase in our general and administrative expenses, were related to additional costs associated with the implementation of Sarbanes-Oxley Section 404.
- An increase in expenses paid to our external reserve engineers represented approximately 11% of the total increase in our general and administrative expenses.
- These increases were partially offset by a decrease in financial reporting expenses, a decrease in office rent and a decrease in legal fees.

     General and administrative expenses for the first nine months of 2004 increased by 9% over general and administrative expenses during the first nine months of 2003. The change in our general and administrative expenses for the for the first nine months of 2004 was due to the following:

- An 11% increase in payroll and employee benefit expenses net of amounts charged to joint ventures to cover the costs of managing these joint operations represented approximately 58% of the total increase.
- A 60% increase in expenses paid to our independent public accountants primarily related to additional cost associated with the implementation of Sarbanes-Oxley Section 404 represented approximately 14% of the total increase.
- An increase in expenses paid to our external reserve engineers represented approximately 12% of the total increase in general and administrative expenses.
- An increase in expenses for corporate insurance expense represented approximately 5% of the increase.
- These increases were partially offset by a decrease in cost for financial reporting and fees paid to our directors.

Depletion of oil and natural gas properties. Our full-cost depletion expense is driven by many factors including certain costs spent in the exploration and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year. The following table presents depletion expense for the third quarter and first nine months of 2004 and 2003.

                                                 THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------  --------------------------------------
                                                                            %                                       %
                                                 2004        2003         CHANGE         2004        2003         CHANGE
                                              -----------  ---------  --------------  ----------------------  --------------
                                                                              (IN THOUSANDS)

Depletion of oil and natural gas properties.  $     5,871  $   3,952             49%  $    16,374  $  11,853             38%

                                                                                (PER MCFE)

Depletion rate . . . . . . . . . . . . . . .  $      1.92  $    1.52             26%  $      1.78  $    1.48             20%


     Increased production volumes combined with a $0.40 increase in our depletion rate resulted in a 49% increase in our third quarter 2004 depletion expense. Higher production volumes accounted for approximately 36% of this increase while the increase in our depletion rate accounted for 64% of the increase. The increase in our depletion rate was primarily the result of increased cost of reserve additions during the first nine months of 2004.

     Increased production volumes combined with a $0.30 increase in our depletion rate resulted in a 20% increase in our depletion expense for the first nine months of 2004. Higher production volumes accounted for approximately 39% of the increase while the increase in our depletion rate accounted for the remaining 61%. The increase in our depletion rate was primarily the result of increased cost of reserve additions during the first nine months of 2004.

Net interest expense. We capitalize interest expense on borrowings associated with major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets. The following table presents interest expense for the third quarter and first nine months of 2004 and 2003.

                                                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED
                                                           ----------------------------------------  -----------------------
                                                                                           %
                                                               2004         2003         CHANGE         2004         2003
                                                           ------------  ----------  --------------  -----------  ----------
                                                                                        (IN THOUSANDS)

Interest on senior credit facility. . . . . . . . . . . .  $       215   $     418            (49%)  $      649   $   1,563
Interest on senior subordinated notes (a) . . . . . . . .          436         612            (29%)       1,320       1,792
Commitment fees . . . . . . . . . . . . . . . . . . . . .           64          10             540%         171          45
Dividend on mandatorily redeemable
    preferred stock (b)(c). . . . . . . . . . . . . . . .          184         161              14%         538         161
Amortization of deferred loan and debt issuance cost. . .          191         276            (31%)         574         809
Other general interest expense. . . . . . . . . . . . . .            6           6               0%          20          34
Capitalized interest expense. . . . . . . . . . . . . . .         (224)       (212)              6%        (764)       (627)
                                                           ------------  ----------                  -----------------------
Net interest expense. . . . . . . . . . . . . . . . . . .  $       872   $   1,271            (31%)  $    2,508   $   3,777
                                                           ============  ==========                  =======================

Weighted average debt outstanding . . . . . . . . . . . .  $    54,508   $  79,659            (32%)  $   57,275   $  77,070
Average interest rate on outstanding indebtedness (d) . .          6.6%        6.0%                         6.2%        6.2%

(a) Interest expense on our senior subordinated notes
    paid in kind through the issuance of additional
    debt in lieu of cash.  Our option to pay interest in
    kind on our senior subordinated notes expired in
    October 2003. . . . . . . . . . . . . . . . . . . . .  $         -   $     306                   $        -   $     896

(b) Shares of mandatorily redeemable Series A
    preferred stock issued to satisfy dividends paid in
    kind.  The dividend on our Seri1es A preferred
    stock in the first two quarters of 2003 was
    recorded as dividends in dividends and accretion.
    Our option to pay dividends in kind on our Series
    A preferred stock expires in October 2005.  See
    further discussion later in net interest expense
    section and in dividends and accretion section. . . .        9,202      37,024                       26,877     107,852

(c) Shares of mandatorily redeemable Series
    Bpreferred stock issued to satisfy dividends paid
    in kind.  The dividend on our Series B preferred
    stock in the first two quarters of 2003 was
    recorded as dividends in dividends and accretion.
    In the fourth quarter of 2003, CSFB Private
    Equity used a portion of our mandatorily
    redeemable Series B preferred stock that it held
    to pay for the exercise of warrants.  We
    redeemed the remaining balance of Series B
    preferred stock that was not used to pay for the
    exercise.  See further discussion later in net
    interest expense section and in dividends and
    accretion section . . . . . . . . . . . . . . . . . .            -      10,086                            -      30,603


                                                           SEPTEMBER 30,
                                                           --------------
                                                                 %
                                                               CHANGE
                                                           --------------

Interest on senior credit facility. . . . . . . . . . . .           (58%)
Interest on senior subordinated notes (a) . . . . . . . .           (26%)
Commitment fees . . . . . . . . . . . . . . . . . . . . .            280%
Dividend on mandatorily redeemable
    preferred stock (b)(c). . . . . . . . . . . . . . . .            234%
Amortization of deferred loan and debt issuance cost. . .           (29%)
Other general interest expense. . . . . . . . . . . . . .           (41%)
Capitalized interest expense. . . . . . . . . . . . . . .             22%

Net interest expense. . . . . . . . . . . . . . . . . . .           (34%)


Weighted average debt outstanding . . . . . . . . . . . .           (26%)
Average interest rate on outstanding indebtedness (d)

(a) Interest expense on our senior subordinated notes paid in kind through the issuance of additional debt in lieu of cash. Our option to pay interest in kind on our senior subordinated notes expired in October 2003.

(b) Shares of mandatorily redeemable Series A preferred stock issued to satisfy dividends paid in kind. The dividend on our Seri1es A preferred stock in the first two quarters of 2003 was recorded as dividends in dividends and accretion.
    Our option to pay dividends in kind on our Series
    A preferred stock expires in October 2005. See further discussion later in net interest expense section and in dividends and accretion section

(c) Shares of mandatorily redeemable Series
    Bpreferred stock issued to satisfy dividends paid in kind. The dividend on our Series B preferred stock in the first two quarters of 2003 was recorded as dividends in dividends and accretion.
    In the fourth quarter of 2003, CSFB Private
    Equity used a portion of our mandatorily redeemable Series B preferred stock that it held to pay for the exercise of warrants. We redeemed the remaining balance of Series B preferred stock that was not used to pay for the exercise. See further discussion later in net interest expense section and in dividends and accretion section

(d) Calculated as the sum of interest expense on outstanding indebtedness, commitment fees and dividend on our Series A mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.

     Interest expense for the third quarter 2004 was 34% lower than interest expense in the same quarter of the prior year. The change in interest expense was primarily due to the following:

- A decrease in the weighted average debt outstanding under our senior credit facility resulted in a $203,000 decrease in interest expense for the third quarter of 2004. This decrease was offset by a $54,000 increase in the commitment fees we paid on the unused portion of our borrowing base.
- A decrease in the amount of subordinated notes outstanding during the third quarter this year combined with a decrease in the interest rate we paid on our senior subordinated notes resulted in a $176,000 decrease in interest expense.
-    An increase in the amount of interest we capitalized.
- An increase in the dividend that we paid on our mandatorily redeemable preferred stock.

     Interest expense for the first nine months of 2004 was 34% lower than interest expense during the first nine months of 2003. The change was due to the following:

- A decrease in the weighted average debt outstanding under our senior credit facility combined with a decrease in the interest rate that we paid on those borrowings resulted in a $914,000 decrease in interest expense. This decrease was partially offset by a $126,000 increase in the commitment fees that we paid on the unused portion of our borrowing base.
- A decrease in the amount of subordinated notes outstanding combined with a decrease in the interest rate we paid on our senior subordinated notes resulted in a $472,000 decrease in interest expense.
-    An increase in the amount of interest we capitalized.
- An increase in the dividend that we paid on our manadatorily redeemable preferred stock. Upon our adoption of SFAS 150 in July 2003, we reclassified approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock, which had no equity conversion features and must be settled with our assets, to long-term debt. As part of this reclassification, we now report the dividends on the mandatorily redeemable preferred stock that was reclassified as interest expense. Prior to this reclassification, the dividend on our mandatorily redeemable preferred stock was reported as dividends in dividend and accretion of mandatorily redeemable preferred stock.


     Other income (expense). Other income (expense) primarily includes non-cash gains (losses) resulting from the change in fair market value of oil and natural gas derivative contracts that were not designated as cash flow hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of cash flow hedges.

                                                       THREE MONTHS ENDED SEEMBER 30,          NNE MONTHS ENDED SEEMBER 30,
                                                   --------------------------------------  ------------------------------------
                                                                                  %                                     %
                                                       2004         2003        CHANGE        2004        2003        CHANGE
                                                   ------------  ----------  ------------  ----------------------  ------------
                                                                                   (IN THOUSANDS)

Market value adjustment for derivative contracts.  $      (167)  $     (80)          109%  $     (227)  $   (250)          (9%)
Other income. . . . . . . . . . . . . . . . . . .           (1)          -             -           68          -              -

                                                   ------------  ----------                ----------------------
  Total other income (expense). . . . . . . . . .  $      (168)  $     (80)          110%  $     (159)  $   (250)         (36%)
                                                   ============  ==========                ======================

     Income taxes. Since inception, we have not been required to recognize any current income taxes. Furthermore, we do not expect to recognize significant, if any, current income taxes in 2004. Since inception, we have generated net operating losses (NOLs) due mainly to intangible drilling and other property related deductions, which have exceeded taxable income. Our regular NOLs are $101.8 million, and our alternative minimum tax NOLs are $87.6 million. To date, we have not utilized any of our NOLs. In future periods, our NOLs will be used to offset taxable income.

     Since 1997 through the third quarter of 2003, we have not been required to recognize any deferred income taxes. Due to the level of projected net taxable income, we expect to evolve from a net deferred tax asset to a net deferred tax liability position during 2004. It is management's belief that we will begin to utilize our NOLs and will have reversals of existing temporary differences between book and taxable income such that a net deferred tax liability is expected at year-end 2004, as well as in future years. Accordingly, we recognized deferred tax expense of $7.2 million during the first nine months of 2004.

Dividends and accretion of mandatorily redeemable preferred stock. We are required to pay dividends on our Series A and were required to pay dividends on our Series B preferred stock prior to its redemption. At our option, these dividends could be paid in cash at a rate of 6% per annum or paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum. We elected to pay dividends in kind in each quarter of 2004 and 2003.

     Upon our adoption of SFAS 150 in July 2003, approximately $8 million of our then outstanding mandatorily redeemable Series A and Series B preferred stock that must be settled with our assets, was reclassified to long-term debt. As part of the reclassification, the dividend paid on the reclassified amount since July 2003 has been reported as interest expense.

     In November and December 2003, CSFB Private Equity used a portion of our mandatorily redeemable Series A and Series B preferred stock that it held to pay for the exercise of the associated warrants. We also redeemed the remaining balance of Series B preferred stock that was not used to pay for the exercise.

     The following table shows the effect for the three and nine-month periods ended September 30, 2004 and 2003, of the issuance of additional shares of preferred stock in lieu of paying cash dividends.

                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------  ------------------------------------
                                                                      %                                     %
                                            2004        2003        CHANGE        2004        2003        CHANGE
                                         -----------  ---------  ------------  ----------------------  ------------
                                                                        (IN THOUSANDS)

Dividends . . . . . . . . . . . . . . .  $         -  $     789             -  $         -  $   2,606             -
Accretion of redeemable preferred stock            -        115             -            -        321             -
                                         -----------  ---------                ----------------------
  Total dividends and accretion . . . .  $         -  $     904             -  $         -  $   2,927             -
                                         ===========  =========                ======================


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


New  Accounting  Pronouncements

     In September 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. This pronouncement will also require these companies to exclude any future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. This standard will also require these companies to disclose the impact of their asset retirement obligations on their oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the fourth quarter of 2004 and are currently evaluating the impact, if any, on our consolidated financial statements.

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

DERIVATIVE CONTRACTS

CASH-FLOW HEDGES

     Our cash-flow hedges consisted of fixed-price swaps and costless collars (purchased put options and written call options). The fixed-price swap agreements are used to fix the prices of anticipated future oil and natural gas production. The costless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums received when we entered into these option agreements.

DERIVATIVES NOT DESIGNATED AS HEDGES

     Our derivative positions included option contracts that are not designated as hedges. These positions were entered into to offset the cost of other option positions that are designated as hedges.

                                                  NOTIONAL AMOUNT
                                                --------------------    NYMEX
    SETTLEMENT      DERIVATIVE       HEDGE         GAS        OIL     REFERENCE
      PERIOD        INSTRUMENT      STRATEGY     (MMBTU)   (BARRELS)    PRICE
-----------------  -------------  ------------  ---------  ---------  ----------

10/01/04-12/31/04  Swap           Cash flow        92,000             $     4.36
10/01/04-12/31/04  Swap           Cash flow                    9,200       23.80

COSTLESS COLLARS

10/01/04-10/31/04  Purchased put  Cash flow        34,100             $     4.00
                   Written call   Cash flow        34,100                   6.83
10/01/04-10/31/04  Purchased put  Cash flow                    6,200       26.00
                   Written call   Cash flow                    6,200       33.50
10/01/04-12/31/04  Purchased put  Cash flow        92,000                   4.00
                   Written call   Cash flow        92,000                   5.62
10/01/04-12/31/04  Purchased put  Cash flow        92,000                   4.25
                   Written call   Cash flow        92,000                   5.51
10/01/04-12/31/04  Purchased put  Cash flow        46,000                   4.25
                   Written call   Cash flow        46,000                   6.05
10/01/04-12/31/04  Purchased put  Cash flow       322,000                   5.25
                   Written call   Cash flow       322,000                   7.41
10/01/04-12/31/04  Purchased put  Cash flow                    9,200       23.00
                   Written call   Cash flow                    9,200       25.39
10/01/04-12/31/04  Purchased put  Cash flow                    6,900       23.00
                   Written call   Cash flow                    6,900       27.30
10/01/04-12/31/04  Purchased put  Cash flow                   11,960       32.00
                   Written call   Cash flow                   11,960       38.15
01/01/05-03/31/05  Purchased put  Cash flow        90,000                   4.00
                   Written call   Cash flow        90,000                   7.25


                                                  NOTIONAL AMOUNT
                                                --------------------    NYMEX
    SETTLEMENT      DERIVATIVE       HEDGE         GAS        OIL     REFERENCE
      PERIOD        INSTRUMENT      STRATEGY     (MMBTU)   (BARRELS)    PRICE
-----------------  -------------  ------------  ---------  ---------  ----------
01/01/05-03/31/05  Purchased put  Cash flow        67,500                   4.25
                   Written call   Cash flow        67,500                   5.90
01/01/05-03/31/05  Purchased put  Cash flow        45,000                   4.25
                   Written call   Cash flow        45,500                   6.50
01/01/05-03/31/05  Purchased put  Cash flow                    9,000       23.00
                   Written call   Cash flow                    9,000       25.07
01/01/05-03/31/05  Purchased put  Cash flow                    6,750       23.00
                   Written call   Cash flow                    6,750       26.90
01/01/05-06/30/05  Purchased put  Cash flow       633,500                   5.00
                   Written call   Cash flow       633,500                   7.40
01/01/05-06/30/05  Purchased put  Cash flow                   23,530       29.00
                   Written call   Cash flow                   23,530       36.00
04/01/05-06/30/05  Purchased put  Cash flow        91,000                   4.00
                   Written call   Cash flow        91,000                   5.40

04/01/05-06/30/05  Purchased put  Cash flow        45,500                   4.25
                   Written call   Cash flow        45,500                   4.52
04/01/05-06/30/05  Purchased put  Cash flow                    6,825       23.00
                   Written call   Cash flow                    6,825       26.45

THREE WAY COSTLESS

11/01/04-3/31/05   Purchased put  Cash flow       350,000             $     6.40
                   Written call   Cash flow       350,000                   7.64
                   Written put    Undesignated    350,000                   5.50


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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

31.1  Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities
      Exchange Act of 1934

31.2  Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities
      Exchange Act of 1934

32.1  Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Sec. 1350

32.2  Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Sec. 1350

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2004.

                                         BRIGHAM EXPLORATION COMPANY


                                         By:  /s/ BEN M. BRIGHAM
                                              ------------------
                                              Ben M. Brigham
                                              Chief Executive Officer, President
                                              and Chairman of the Board



                                         By:  /s/ EUGENE B. SHEPHERD, JR.
                                              ---------------------------
                                              Eugene B. Shepherd, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer