Form 10-Q/A
period 2005-03-31
BRIGHAM EXPLORATION CO
filed 2005-08-19
CIK 1034755

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2005 (Amendment No. 1) is filed to correct certain clerical errors contained in the conformed copies of Exhibits 31.1 and 31.2 to the original filing. The corrected conformed copy of such certifications, each dated May 6, 2005, the date of the original filing, are filed as Exhibits 31.1 and 31.2 to the Amendment No. 1 on Form 10-Q/A, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1 on Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits 31.3, 31.4, 32.1 and 32.2 hereto.

This Amendment No. 1 is also filed to amend Part II. Item 6. to delete the list of reports on Form 8-K filed for the period covered by this report.

The remainder of the Form 10-Q filed on May 6, 2005 is unchanged.

Brigham Exploration Company

First Quarter 2005 Form 10-Q/A Report

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,641	$2,281
Accounts receivable	16,761	17,573
Deferred income taxes	449	239
Other current assets	673	901
Total current assets	22,524	20,994

Oil and natural gas properties, net (full cost method)	279,424	261,979
Other property and equipment, net	1,171	1,209
Deferred loan fees	2,020	1,745
Other noncurrent assets	700	380
Total assets	$305,839	$286,307
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,849	$22,465
Royalties payable	4,442	6,072
Accrued drilling costs	9,152	6,099
Participant advances received	2,684	3,633
Other current liabilities	3,389	2,225
Total current liabilities	37,516	40,494

Senior credit facility	38,100	21,000
Senior subordinated notes	20,000	20,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 485,379 and 475,986 shares issued and outstanding at March 31, 2005 December 31, 2004, respectively	9,708	9,520
Deferred income taxes	10,772	9,031
Other noncurrent liabilities	3,040	2,986

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $.01 par value, 50 million shares authorized, 43,373,199 and 43,231,499 shares issued and 42,154,822 and 42,034,351 shares outstanding at March 31, 2005 and December 31, 2004, respectively	434	432
Additional paid-in capital	176,266	175,270
Treasury stock, at cost; 1,218,377 and 1,197,148 shares at March 31, 2005 and December 31, 2004, respectively	(4,897)	(4,707)
Unearned stock compensation	(2,003)	(1,570)
Accumulated other comprehensive income (loss)	(499)	(503)
Retained earnings	17,402	14,354
Total stockholders’ equity	186,703	183,276
Total liabilities and stockholders' equity	$305,839	$286,307

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
		Restated
Revenues:
Oil and natural gas sales	$16,703	$16,819
Other revenue	43	1
	16,746	16,820
Costs and expenses:
Lease operating	2,218	1,409
Production taxes	802	863
General and administrative	1,098	1,220
Depletion of oil and natural gas properties	6,453	5,124
Depreciation and amortization	182	181
Accretion of discount on asset retirement obligations	39	37
	10,792	8,834
Operating income	5,954	7,986
Other income (expense):
Interest income	39	14
Interest expense, net	(741)	(782)
Other income (expense)	(531)	127
	(1,233)	(641)
Income before income taxes	4,721	7,345
Income tax expense:
Current	—	—
Deferred	(1,673)	(2,420)
	(1,673)	(2,420)

Net income	$3,048	$4,925

Net income per share available to common stockholders:
Basic	$0.07	$0.13
Diluted	$0.07	$0.12

Weighted average shares outstanding:
Basic	42,124	39,166
Diluted	43,166	40,211

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid In Capital	Treasury Stock	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2004	43,231	$432	$175,270	$(4,707)	$(1,570)	$(503)	$(14,354)	$(183,276)
Comprehensive income:
Net income	—	—	—	—	—	—	3,048	3,048
Unrealized gain (losses) on cash flow hedges	—	—	—	—	—	(609)	—	(609)
Tax benefits related to cash flow hedges	—	—	—	—	—	(3)	—	(3)
Net losses included in net income	—	—	—	—	—	616	—	616
Comprehensive income								3,052
Exercises of employee stock options	77	1	250	—	—	—	—	251
Vesting of restricted stock	65	1	(1)	—	—	—	—	—
Issuance of restricted stock	—	—	602	—	(602)	—	—	—
Tax benefit from the exercise of stock options	—	—	145	—	—	—	—	145
Repurchases of common stock	—	—	—	(190)	—	—	—	(190)
Amortization of unearned stock compensation	—	—	—	—	169	—	—	169
Balance, March 31, 2005	43,373	$434	$176,266	$(4,897)	$(2,003)	$(499)	$17,402	$186,703

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
		Restated(1)
Cash flows from operating activities:
Net income	$3,048	$4,925
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	6,453	5,124
Depreciation and amortization	182	181
Interest paid through issuance of additional mandatorily redeemable preferred stock	188	175
Amortization of deferred loan fees and debt issuance costs	126	192
Market value adjustment for derivative instruments	606	(127)
Accretion of discount on asset retirement obligations	39	37
Deferred income taxes	1,673	2,420
Other noncash items	12	—
Changes in assets and liabilities:
Accounts receivable	812	(2,672)
Other current assets	85	2,704
Accounts payable	(4,616)	(2,570)
Royalties payable	(1,630)	843
Participant advances received	(949)	(557)
Other current liabilities	226	(2,017)
Other noncurrent assets and liabilities	(11)	(64)
Net cash provided by operating activities	6,244	8,594
Cash flows from investing activities:
Additions to oil and natural gas properties	(20,738)	(17,135)
Additions to other property and equipment	(65)	(129)
(Increase) Decrease in drilling advances paid	159	207
Net cash used by investing activities	(20,644)	(17,057)
Cash flows from financing activities:
Increase in senior credit facility	17,100	10,200
Deferred loan fees paid	(401)	(11)
Proceeds from exercise of employee stock options	251	310
Repurchases of common stock	(190)	(156)
Net cash provided by financing activities	16,760	10,343
Net increase in cash and cash equivalents	2,360	1,880
Cash and cash equivalents, beginning of year	2,281	5,779
Cash and cash equivalents, end of period	$4,641	$7,659

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from operating, investing and financing activities were unaffected.

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

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123 as amended by SFAS 148, Brigham's net income (loss) and net income (loss) per share for the three month periods ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Net income, as reported (as restated for 2004)	$3,048	$4,925
Add back: Stock compensation expense previously included in net income	111	121
Effect of total employee stock-based compensation expense, determined under fair value method for all awards	(361)	(345)
Pro forma	$2,798	$4,701
Net income per share:
Basic, as reported	$0.07	$0.13
Basic, pro forma	0.07	0.12

Diluted, as reported	$0.07	$0.12
Diluted, pro forma	0.06	0.12

3.	Restatement

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

	Three months ended March 31, 2004
	As Reported	Restated

Consolidated Statements of Operations:
Depletion of oil and natural gas properties	$4,880	$5,124
Deferred income tax benefit (expense)	(2,500)	(2,420)
Net income (loss) available to common stockholders	5,089	4,925
Net income (loss) per share available to common stockholders:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Commitments and Contingencies

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

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding - basic	42,124	39,166
Plus: Potential common shares
Stock options and restricted stock	1,042	1,045

Weighted average common shares outstanding - diluted	43,166	40,211

Stock options excluded from diluted EPS due to the anti-dilutive effect	717,500	61,000

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

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham's oil and natural gas prices including and excluding the hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Natural Gas
Average price per Mcf as reported (including hedging results)	$5.80	$5.69
Average price per Mcf realized (excluding hedging results)	$5.80	$5.79
Increase (decrease) in revenue (in thousands)	$(10)	$(216)
Oil
Average price per Bbl as reported (including hedging results)	$43.74	$30.84
Average price per Bbl realized (excluding hedging results)	$48.33	$34.01
Increase (decrease) in revenue (in thousands)	$(541)	$(505)

Ineffectiveness associated with Brigham's derivative commodity instruments designated as cash flow hedges is included in other income (expense). The following table provides a summary of the impact on earnings from ineffectiveness (in thousands):

	Three Months Ended March 31,
	2005	2004
Increase (decrease) in earnings due to ineffectiveness	$(616)	$127

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

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Gas (MMBTU)	Oil (Barrels)	Nymex Reference Price
Costless Collars
04/01/05 - 06/30/05	Purchased put	Cash flow	318,500		$5.00
	Written call	Cash flow	318.500		7.40
04/01/05 - 06/30/05	Purchased put	Cash flow		11,830	$29.00
	Written call	Cash flow		11,830	36.00
04/01/05 - 06/30/05	Purchased put	Cash flow	91,000		$4.00
	Written call	Cash flow	91,000		5.40
04/01/05 - 06/30/05	Purchased put	Cash flow	45,500		$4.25
	Written call	Cash flow	45,500		4.52
04/01/05 - 06/30/05	Purchased put	Cash flow		6,825	$23.00
	Written call	Cash flow		6,825	26.45
04/01/05 - 10/31/05	Purchased put	Cash flow	420,000		$5.45
	Written call	Cash flow	420,000		8.00

Three Way Costless Collars
07/01/05 - 10/31/05	Purchased put	Cash flow	400,000		$6.00
	Written call	Cash flow	400,000		7.20
	Written put	Undesignated	400,000		5.00
07/01/05 - 12/31/05	Purchased put	Cash flow		30,000	$40.00
	Written call	Cash flow		30,000	53.00
	Written put	Undesignated		30,000	30.00
11/01/05 - 03/31/06	Purchased put	Cash flow	250,000		$6.75
	Written call	Cash flow	250,000		8.80
	Written put	Undesignated	250,000		5.50

The following table reflects commodity derivative contracts entered subsequent to March 31, 2005, the associated volumes and the corresponding weighted average NYMEX reference price.

			Notional Amount
Settlement Period	Derivative Instrument	Hedge Strategy	Gas (MMBTU)	Oil (Barrels)	Nymex Reference Price
Three Way Costless Collars
06/01/05 - 03/31/06	Purchased put	Cash flow		60,000	$48.00
	Written call	Cash flow		60,000	60.70
	Written put	Undesignated		60,000	38.00
07/01/05 - 10/31/05	Purchased put	Cash flow	240,000		$7.00
	Written call	Cash flow	240,000		7.76
	Written put	Undesignated	240,000		5.75
11/01/05 - 03/31/06	Purchased put	Cash flow	350,000		$8.00
	Written call	Cash flow	350,000		9.75
	Written put	Undesignated	350,000		6.50

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
(Unaudited)

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

	March 31,
	2005	2004

Other current liabilities	$(1,808)	$(3,111)
Other noncurrent liabilities	—	(374)
Other noncurrent assets	482	3
Net fair value of derivative contracts	$(1,326)	$(3,482)

7.	Asset Retirement Obligations

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

Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004

Beginning asset retirement obligations	$2,896	$2,320
Liabilities incurred for new wells placed on production	26	101
Liabilities settled	—	(36)
Accretion of discount on asset retirement obligations	39	37
	$2,961	$2,422

8.	Income Taxes

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

	March 31, 2005	December 31, 2004
Deferred tax assets
Current:
Unrealized hedging losses	$268	$271
Derivative assets	196	11
Current	464	282

Non-current:
Net operating loss carryforwards	38,600	36,743
Capital loss carryforwards	634	634
Stock compensation	761	816
Asset retirement obligations	1,036	1,014
Other	31	31
Gross non-current	41,062	39,238
Valuation allowance	(634)	(634)
Non-current	40,428	38,604
Gross deferred tax assets	40,892	38,886

Deferred tax liabilities
Current:
Derivative liabilities	—	(28)
Gas imbalances	(15)	(15)
Current	(15)	(43)

Non-current:
Depreciable and depletable property	(51,163)	(47,635)
Other	(37)	—
Non-current	(51,200)	(47,635)
Gross deferred tax liabilities	(51,215)	(47,678)
Total deferred tax asset (liability)	$(10,323)	$(8,792)

Reflected in the accompanying balance sheets as:
Current deferred income tax asset	$449	$239
Non-current deferred income tax liability	(10,772)	(9,031)
	$(10,323)	$(8,792)

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

In September 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 106 (SAB 106) which provides guidance regarding the interaction of SFAS 143 with the calculation of depletion and the full cost ceiling test of oil and gas properties under the full cost accounting rules of the SEC. The adoption of SAB 106 did not have a material effect on Brigham’s consolidated financial position, results of operations or cash flows.

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

	2005 Budget	Amount Spent Through 03/31/2005	Amount Remaining (1)
	(In thousands)
Drilling	$70,308	$17,458	$52,850
Net land and seismic	13,065	4,815	8,250
Capitalized interest and G&A	6,184	1,601	4,583
Asset retirement obligation	—	26	—
Other assets	615	65	550
Total	$90,172	$23,965	$66,233
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

Mandatorily Redeemable Preferred Stock

As of March 31, 2005, we had $9.7 million in mandatorily redeemable Series A preferred stock outstanding, which is held by merchant banking funds managed by affiliates of CSFB Private Equity. During the first quarter of 2005 we issued 9,393 shares of additional shares of preferred stock to satisfy our first quarter 2005 dividend requirements. Brigham’s ability to pay the mandatorily redeemable Series A preferred stock dividends by issuing additional shares of preferred stock expires on October 31, 2005.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2005 and 2004

Production volumes

	Three Months Ended March 31,
	2005	% Change	2004
Oil (MBbls)	118	(26%)	160
Natural gas (MMcf)	1,994	(5%)	2,093
Total (MMcfe)(1)	2,700	(11%)	3,050
Average daily production (MMcfe/d)	30.0		33.9
____________

(1)	Mcfe is defined one million cubic feet equivalent of natural gas, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

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

	Three Months Ended March 31,
	2005	% Change	2004
Oil swaps
Volumes (Bbls)	—	(100%)	29,575
Average swap price ($ per Bbl)	$—	(100%)	$25.35
Gain /(loss) upon settlement ($ in thousands)	$—	(100%)	$(290)
Oil collars
Volumes (Bbls)	27,450	(40%)	45,500
Average floor price ($ per Bbl)	$25.56	11%	$23.00
Average ceiling price ($ per Bbl)	$30.18	(1%)	$30.43
Gain /(loss) upon settlement ($ in thousands)	$(541)	152%	$(215)
Total oil
Volumes (Bbls)	27,450	(63%)	75,075
Gain /(loss) upon settlement ($ in thousands)	$(541)	7%	$(505)
Natural gas swaps
Volumes (MMbtu)	—	(100%)	295,750
Average swap price ($ per MMbtu)	$—	(100%)	$4.96
Gain /(loss) upon settlement ($ in thousands)	$—	(100%)	$(216)
Natural gas collars
Volumes (MMbtu)	727,500	33%	546,000
Average floor price ($ per MMbtu)	$5.16	25%	$4.13
Average ceiling price ($ per MMbtu)	$7.26	(14%)	$8.43
Gain /(loss) upon settlement ($ in thousands)	$(10)	NM	$—
Total natural gas
Volumes (MMbtu)	727,500	(14%)	841,750
Gain /(loss) upon settlement ($ in thousands)	$(10)	(95%)	$(216)

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

Commodity prices and revenues

The following table shows our revenue from the sale of oil and natural gas for the periods indicated.

	Three months ended March 31,
	2005	% Change	2004
	(In thousands, except per unit measurements)
Revenue from the sale of oil and natural gas:
Oil sales	$5,689	5%	$5,427
Gain (loss) due to hedging	(541)	7%	(505)
Total revenue from the sale of oil	$5,148	5%	$4,922

Natural gas sales	$11,565	(5%)	$12,113
Gain (loss) due to hedging	(10)	(95%)	(216)
Total revenue from the sale of natural gas	$11,555	(3%)	$11,897

Oil and natural gas sales	$17,254	(2%)	$17,540
Gain (loss) due to hedging	(551)	(24%)	(721)
Total revenue from the sale of oil and natural gas	$16,703	(1%)	$16,819

Average prices:
Oil sales price (per Bbl)	$48.33	42%	$34.01
Gain (loss) due to hedging (per Bbl)	(4.59)	45%	(3.17)
Realized oil price (per Bbl)	$43.74	42%	$30.84

Natural gas sales price (per Mcf)	$5.80	0%	$5.79
Gain (loss) due to hedging (per Mcf)	(0.00)	(100%)	(0.10)
Realized natural gas price (per Mcf)	$5.80	2%	$5.69

Natural gas equivalent sales price (per Mcfe)	$6.39	11%	$5.75
Gain (loss) due to hedging (per Mcfe)	(0.20)	(17%)	(0.24)
Realized natural gas equivalent (per Mcfe)	$6.19	12%	$5.51

2005 to 2004
Change in revenue from the sale of oil
Price variance impact	$1,686
Volume variance impact	(1,424)
Cash settlement of hedging contracts	(36)
Total change	$226
Change in revenue from the sale of natural gas
Price variance impact	$20
Volume variance impact	(568)
Cash settlement of hedging contracts	206
Total change	$(342)

Our revenues from the sale of oil and natural gas for the first quarter of 2005 decreased by 1% when compared to revenues in first quarter of 2004. The change in revenues was due to the following:

•	An decrease in production volumes for the quarter resulted in a $2 million decrease in revenues from the sale of oil and natural gas;

•
A 42% increase in the sales price we received from the sale oil and a slight increase in sales price we received from the sale of natural gas partially offset the decrease due to lower production by $1.7 million; and,

•	A 24% decrease in losses from the cash settlement of derivative commodity contracts also partially offset the decrease in revenue due to a decrease in production.

Other revenue. Other revenue relates to fees that we charge other parties who use our gas gathering systems that we own to move their production from the wellhead to third party gas pipeline systems. Other revenue for the first quarter of 2005 was $43,000 compared to $1,000 in the first quarter last year. Costs related to our gas gathering systems are recorded in lease operating expenses.

Operating costs and expenses

Production costs. Production costs include lease operating expenses and production taxes.

	Three months ended March 31,
	2005	% Change	2004
	(In thousands, except per unit measurements)
Production cost:
Operating & maintenance	$1,422	39%	$1,026
Expensed workovers	524	137%	221
Ad valorem taxes	272	68%	162
Total lease operating expenses	$2,218	57%	$1,409

Production taxes	802	(7%)	863
Total production expenses	$3,020	33%	$2,272

Production cost ($ per Mcfe):
Operating & maintenance	$0.53	56%	$0.34
Expensed workovers	0.19	171%	0.07
Ad valorem taxes	0.10	100%	0.05
Total lease operating expenses	$0.82	78%	$0.46

Production taxes	0.30	7%	0.28
Total production expenses	$1.12	51%	$0.74

Our first quarter 2005 production costs increased by 33% when compared to production costs in the first quarter of 2004. The change in our production cost was due to the following:

•
An increase in the number of wells we have producing. In the future we anticipate that our total production cost will increase as we add new wells and production facilities and continue to maintain production from existing maturing properties;

•	An increase in expensed workover cost;

•
An increase in cost for compressor rental and maintenance, salt water disposal, contract labor and measurement services, treating and miscellaneous operating and maintenance were the primary reasons for the increase in operating and maintenance expenses;

•	An increase in ad valorem taxes due to higher oil and natural gas prices during 2004; and,

•	A decrease in production taxes due to a decrease in production volumes that was partially offset by increases in commodity prices.

We believe that per unit of production measures are the best way to evaluate our production cost information. We use this information to evaluate our performance relative to our peers and to internally evaluate our performance. For the first quarter of 2005, our unit production cost increased 51% when compared to 2004. The change in our unit production cost was due to the following:

•	A decline in first quarter 2005 production;

•
An increase in cost for compressor rental and maintenance, salt water disposal, contract labor and measurement services, treating and miscellaneous operating and maintenance were the primary reason for the increase in operating and maintenance expenses;

•	An increase in expensed workover cost; and,

•	Ad valorem taxes increased due to higher oil and natural gas prices during 2004.

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

	Three months ended March 31,
	2005	% Change	2004
	(In thousands, except per unit measurements)
General and administrative cost	$2,303	(7%)	$2,464
Capitalized general and administrative cost	(1,205)	(3%)	(1,244)
General and administrative expense	$1,098	(10%)	$1,220

General and administrative expense ($ per Mcfe)	$0.41	3%	$0.40

For the first quarter of 2005, our general and administrative expenses decreased by 10%. The changes in our general and administrative expenses were due to the following:

•	A decrease in costs for employee payroll and payroll taxes, rent, travel and entertainment and financial reporting; and,

•	These decreases were partially offset by increases in costs for employee training and continuing education, corporate insurance and director fees and expenses.

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

	Three months ended March 31,
	2005	% Change	2004
			(Restated)
	(In thousands, except per unit measurements)
Depletion of oil and natural gas properties	$6,453	26%	$5,124

Depletion of oil and natural gas properties per Mcfe	$2.39	42%	$1.68

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

	Three months ended March 31,
	2005	% Change	2004
	(In thousands)
Interest on senior credit facility	$323	75%	$185
Interest on senior subordinated notes	378	(14%)	439
Commitment fees	38	(30%)	54
Dividend on mandatorily redeemable preferred stock	188	7%	175
Amortization of deferred loan and debt issuance cost	126	(34%)	192
Other general interest expense	3	(63%)	8
Capitalized interest expense	(315)	16%	(271)
Net interest expense	$741	(5%)	$782

Weighted average debt outstanding	$61,505	13%	$54,671
Average interest rate on outstanding indebtedness(a)	6.1%		6.3%
__________

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

•
An increase in the interest rate that we paid on borrowings under our senior credit facility during the first quarter 2005. The lower margin that resulted from our January 21, 2005 amended and restated senior credit facility was more than offset by the higher Eurodollar rate in the first quarter of 2005;

•	A $5.5 million increase in the average debt outstanding under our senior credit facility in the first quarter of 2005 versus that in the first quarter of 2004;

•	A 7% increase in the dividends that we paid on our mandatorily redeemable preferred stock. We issued 9,393 shares of preferred stock to pay these dividends;

•	A decrease in the interest rate that we paid on our senior subordinated notes,

•	A decrease in deferred loan and debt issuance cost amortized during the first quarter 2005; and,

•	A 16% increase in the amount of interest that we capitalized during first quarter of 2005.

Other income (expense). Other income (expense) primarily includes non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts not designated as cash flow hedges, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of cash flow hedges.

Other income (expense) included:

	Three months ended March 31,
	2005	% Change	2004
	(In thousands)
Non-cash gain (loss) due to change in fair market value of derivative contracts not designated as cash flow hedges	$10	NM	$—
Non-cash gain (loss) for ineffective portion of cash flow hedges	(616)	NM	127
Other	75	NM	—
Other income (loss)	$(531)	NM	$127

The following table shows the volumes and the weighted average NYMEX reference price for those volumes for our derivative commodity contracts that we did not designate as cash flow hedges for the periods indicated.

	Three months ended March 31,
	2005	% Change	2004
Written puts
Volumes (MMbtu)	210,000	NM	—
Average price ($ per MMbtu)	$5.50	NM	$—
Gain /(loss) upon settlement ($ in thousands)	$—	NM	$—

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

Analysis of Changes In Cash and Cash Equivalents

The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2005	% Change	2004
			(Restated)
	(In thousands)
Net income	$3,048	(38%)	$4,925
Non-cash items	9,279	16%	8,002
Changes in working capital and other items	(6,083)	40%	(4,333)
Cash flows provided by operating activities	$6,244	(27%)	$8,594
Cash flows used by investing activities	(20,644)	21%	(17,057)
Cash flows provided by financing activities	16,760	62%	10,343
Net increase in cash and cash equivalents	$2,360	26%	$1,880

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

•
An increase in production cost for the first quarter 2005 resulted in a $748,000 decrease in net cash provided by operating activities. This increase in our production cost was partially offset by a $122,000 decrease in our first quarter 2005 general and administrative expenses;

•	The collection of accounts receivable in excess of the payment of accounts payable increased net cash provided by operating activities by $1.4 million;

•	An increase in royalties paid in the first quarter 2005 when compared to the first quarter of 2004 resulted in a $2.5 million decrease in net cash provided by operating activities; and,

•	A decrease in advances paid to us by participants in our 3-D seismic projects and certain wells decreased net cash provided by operating activities by $392,000.

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

Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2005	% Change	2004
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$17,458	39%	$12,568
Land and seismic	4,815	71%	2,817
Capitalized cost (1)	1,601	1%	1,587
Asset retirement obligation	26	(74%)	101
Total	$23,900	40%	$17,073
____________

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

Senior Subordinated Notes

We paid $30,000 in fees to amend and restate our senior subordinated credit agreement on January 21, 2005.

Common Stock Transactions

	Shares Issued	Net Proceeds
	(In thousands)
2005 common stock transactions:
Exercise of employee stock options	76,700	$251

2004 common stock transactions:
Exercise of employee stock options	126,600	$310

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

			Notional Amount
					Nymex
	Derivative		Gas	Oil	Reference
Settlement Period	Instrument	Hedge Strategy	(MMBTU)	(Barrels)	Price
Costless Collars
04/01/05 - 06/30/05	Purchased put	Cash flow	318,500		$5.00
	Written call	Cash flow	318.500		7.40
04/01/05 - 06/30/05	Purchased put	Cash flow		11,830	$29.00
	Written call	Cash flow		11,830	36.00
04/01/05 - 06/30/05	Purchased put	Cash flow	91,000		$4.00
	Written call	Cash flow	91,000		5.40
04/01/05 - 06/30/05	Purchased put	Cash flow	45,500		$4.25
	Written call	Cash flow	45,500		4.52
04/01/05 - 06/30/05	Purchased put	Cash flow		6,825	$23.00
	Written call	Cash flow		6,825	26.45
04/01/05 - 10/31/05	Purchased put	Cash flow	420,000		$5.45
	Written call	Cash flow	420,000		8.00

Three Way Costless Collars
07/01/05 - 10/31/05	Purchased put	Cash flow	400,000		$6.00
	Written call	Cash flow	400,000		7.20
	Written put	Undesignated	400,000		5.00
07/01/05 - 12/31/05	Purchased put	Cash flow		30,000	$40.00
	Written call	Cash flow		30,000	53.00
	Written put	Undesignated		30,000	30.00
11/01/05 - 03/31/06	Purchased put	Cash flow	250,000		$6.75
	Written call	Cash flow	250,000		8.80
	Written put	Undesignated	250,000		5.50

The following table reflects commodity derivative contracts entered subsequent to March 31, 2005, the associated volumes and the corresponding weighted average NYMEX reference price.

			Notional Amount
					Nymex
	Derivative		Gas	Oil	Reference
Settlement Period	Instrument	Hedge Strategy	(MMBTU)	(Barrels)	Price
Three Way Costless Collars
06/01/05 - 03/31/06	Purchased put	Cash flow		60,000	$48.00
	Written call	Cash flow		60,000	60.70
	Written put	Undesignated		60,000	38.00
07/01/05 - 10/31/05	Purchased put	Cash flow	240,000		$7.00
	Written call	Cash flow	240,000		7.76
	Written put	Undesignated	240,000		5.75
11/01/05 - 03/31/06	Purchased put	Cash flow	350,000		$8.00
	Written call	Cash flow	350,000		9.75
	Written put	Undesignated	350,000		6.50

ITEM 4.	CONTROLS AND PROCEDURES

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

31.1
Corrected Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as corrected and re-filed with this report, but effective as of May 6, 2005, the date of the original filing of this report

31.2
Corrected Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as corrected and re-filed with this report, but effective as of May 6, 2005, the date of the original filing of this report

31.3	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.4	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 19, 2005.

BRIGHAM EXPLORATION COMPANY

By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President
and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and
Chief Financial Officer