Form 10-Q/A
period 2005-03-31
BRIGHAM EXPLORATION CO
filed 2005-08-31
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A for the quarter ended March 31, 2005 (Amendment No. 2) is filed to correct clerical errors contained in the Consolidated Statement of Changes in Stockholders’ Equity included on Amendment No. 1 on Form 10-Q/A (Amendment No. 1).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2 on Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

The remainder of the Form 10-Q/A filed on August 19, 2005 is unchanged. This Amendment does not reflect events occurring after the filing of Amendment No. 1 and does not modify or update the disclosures therein in anyway other than as required to reflect the amendments as described above and set forth below.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Unearned Stock	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amounts	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity
Balance, December 31, 2004	43,231	$432	$175,270	$(4,707)	$(1,570)	$(503)	$14,354	$183,276
Comprehensive income:
Net income	—	—	—	—	—	—	3,048	3,048
Unrealized gain (losses) on cash flow hedges	—	—	—	—	—	(609)	—	(609)
Tax benefits related to cash flow hedges	—	—	—	—	—	(3)	—	(3)
Net losses included in net income	—	—	—	—	—	616	—	616
Comprehensive income								3,052
Exercises of employee stock options	77	1	250	—	—	—	—	251
Vesting of restricted stock	65	1	(1)	—	—	—	—	—
Issuance of restricted stock	—	—	602	—	(602)	—	—	—
Tax benefit from the exercise of stock options	—	—	145	—	—	—	—	145
Repurchases of common stock	—	—	—	(190)	—	—	—	(190)
Amortization of unearned stock compensation	—	—	—	—	169	—	—	169
Balance, March 31, 2005	43,373	$434	$176,266	$(4,897)	$(2,003)	$(499)	$17,402	$186,703

The accompanying notes are an integral part of these consolidated financial statements.

1

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 31, 2005.

BRIGHAM EXPLORATION COMPANY

By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President
and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and
Chief Financial Officer

3