Form 10-Q/A
period 2005-09-30
BRIGHAM EXPLORATION CO
filed 2006-01-23
CIK 1034755

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2005 (Amendment No. 1) is filed to correct certain clerical errors contained in the conformed copies of Exhibits 31.1, 31.2, 32.1 and 32.2 to the original filing. The corrected conformed copy of such certifications, each dated November 4, 2005, the date of the original filing, are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Amendment No. 1 on Form 10-Q/A, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1 on Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

The remainder of the Form 10-Q filed on November 4, 2005 is unchanged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 20, 2006.

BRIGHAM EXPLORATION COMPANY

By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer