Form 10-Q/A
period 2005-06-30
BRIGHAM EXPLORATION CO
filed 2006-01-26
CIK 1034755

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2005 (Amendment No. 1) is filed to correct certain clerical errors contained in the conformed copies of Exhibits 31.1 and 31.2 to the original filing. The corrected conformed copy of such certifications, each dated August 5, 2005, the date of the original filing, are filed as Exhibits 31.1 and 31.2 to the Amendment No. 1 on Form 10-Q/A, respectively.

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

The remainder of the Form 10-Q filed on August 5, 2005 is unchanged.

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