Form 10-K
period 2006-12-31
BRIGHAM EXPLORATION CO
filed 2007-03-09
CIK 1034755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
☐	or TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-22433
_______________

Brigham Exploration Company
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2692967 (I.R.S. Employer Identification No.)

6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas 78730
(Address of principal executive offices) (Zip Code)

(512) 427-3300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).   Yes ☐   No ☒

As of June 30, 2006, the registrant had 45,499,008 shares of voting common stock outstanding. The aggregate market value of the registrants outstanding shares of voting common stock held by non-affiliates, based on the closing price of these shares on June 30, 2006 of $7.91per share as reported on The NASDAQ Global Market, was $272 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2007, the registrant had 45,513,160 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders to be held on May 31, 2007, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

BRIGHAM EXPLORATION COMPANY

BRIGHAM EXPLORATION COMPANY

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We are an independent exploration, development and production company that utilizes 3−D seismic imaging and other advanced technologies to systematically explore for and develop domestic onshore oil and natural gas reserves. We focus our exploration and development activities in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to grow reserves and production volumes. Our exploration and development activities are currently concentrated in four provinces: the Onshore Gulf Coast, the Anadarko Basin, the Rocky Mountains and West Texas.

We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, during late 2005 and throughout 2006 we have been accumulating significant acreage positions in the Powder River Basin and the Williston Basin. Operations within these two basins are included in and constitute the bulk of our activity in our Rocky Mountains province. We also entered into two joint ventures in Southern Louisiana in 2006. We consider these joint ventures to be logical extensions of our prospect generating activities in the onshore Texas Gulf Coast.

At December 31, 2006, our estimated proved reserves of 146.5 Bcfe had a standardized measure value of $302.7 million and a pre-tax PV10% value of $338.5 million. Approximately 82% of our proved reserves were natural gas and we operated approximately 62.4% of the pre-tax PV10% value. For the twelve month period ended December 31, 2006, our total revenue and net income were $106.3 million and $19.8 million, respectively. Our average daily production for 2006 was 36.8 MMcfe, which represents an increase of 11% from our production in 2005.

The following table provides information regarding our assets and operations located in our core areas.

	At December 31, 2006
					Productive			2006
				%	Wells		3-D	Average
	Proved	Pre-tax		Natural			Seismic	Daily
Province	Reserves	PV10%(a)		Gas	Gross	Net	Data	Production
	(Bcfe)	(Millions)					(Sq. Miles)	(MMcfe)
Onshore Gulf Coast	80.9	$227.0		85%	88	40.3	4,369	22.3
Anadarko Basin	52.8	80.1		93%	142	44.3	2,381	11.6
Rocky Mountains	7.7	10.3		8%	6	4.1	100	0.3
West Texas/Other	5.1	21.1		14%	82	25.3	4,487	2.6
Total	146.5	$338.5	(b)	82%	318	114.0	11,337	36.8
____________

(a)	The prices used to calculate this measure were $61.06 per barrel of oil and $5.475 per MMbtu of natural gas, both as of December 31, 2006.

(b)
The standardized measure for our proved reserves at December 31, 2006 was $302.7 million. See “Item 2. Properties — Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

Since inception through December 31, 2006, we have drilled, completed, or are completing 731 wells, consisting of 505 exploration and 226 development wells with an average completion rate of 73%. Over the three year period ended December 31, 2006, we drilled, completed, or were completing 139 wells, consisting of 53 exploratory and 86 development wells with an average completion rate of 88%. During 2006, we spud a total of 43 wells, consisting of 23 exploration wells and 20 development wells and retained an average working interest in these wells of approximately 59%. At December 31, 2006, thirty-three of these wells have been or were being completed while nine of these wells were not completed and one was in the process of drilling. Including two wells that began drilling in 2005 and were completed in 2006, our average completion rate for 2006 was 76%.

As part of our exploration activities, we have accumulated 3-D seismic data covering approximately 11,337 square miles (7.3 million acres) in ten states. We generally focus our 3-D seismic acquisition efforts in and around existing producing fields where we can benefit from the imaging of producing analog wells. These 3-D defined analogs, combined with our experience in drilling 731 wells in our project areas, provide us with a knowledge base to evaluate other potential geologic trends, 3-D seismic projects within these trends and prospective drilling locations. Over the three year period ended December 31, 2006, within our core provinces we spent $64.3 million on land and seismic activities. We currently plan to spend approximately $11.2 million in 2007 on land and seismic activities. As a result of these activities, we have generated a multi-year inventory of exploration prospects, which due to our field discoveries, is complemented by a multi-year inventory of development locations.

Combining our geologic and geophysical expertise with a sophisticated land effort, we manage a significant majority of our projects from conception through leasing. In addition, we manage the negotiation and drafting of most of our geophysical exploration agreements, resulting in reduced contract risk and more consistent deal terms. Because we generate most of our projects, we can often control the size of the working interest that we retain as well as the selection of the operator and the non-operating participants. We expect to operate the drilling of the majority of the wells in the Onshore Gulf Coast, the Anadarko Basin, Powder River Basin and the Williston Basin.

In 2006, we increased our level of drilling activity to capitalize on our multi-year inventory of exploration and development prospects by spending a total of $142.3 million on drilling expenditures. This represents a 57% increase over the amounts we spent on drilling in 2005. These drilling expenditures were used to drill 23 exploratory wells and 20 development wells and for other development activities. We had three exploration and three development wells that were completing and one development well that was drilling as of December 31, 2006.

In 2006, we also increased our investment in new acreage and seismic inventory. We invested $13.6 million in land and $18.1 million in 3-D acquisitions, as compared to $13.9 million and $5.7 million in 2005. Our land and 3-D investments represent an increase of 62% relative to 2005. The majority of our new acreage was acquired in the Powder River Basin, the Williston Basin and Southern Louisiana. The majority of our new 3-D acquisition was in the western Anadarko Basin, where we acquired 177 square miles of proprietary high resolution 3-D seismic data targeting primarily the Hunton play in the Texas Panhandle. We expect this data to be processed by mid-year 2007, and believe the data will enhance the imaging of our Mills Ranch Field, further reduce the drilling risk of our current inventory of prospects in the play, and potentially generate new prospects for drilling in future years.

For 2007, we plan to continue with an active drilling program and anticipate spending $91.2 million to drill seven exploratory wells and 15 development wells. In addition, we will complete wells that were in progress at December 31, 2006 and incur costs related to other development activities.

Business Strategy

Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital. Key elements of our business strategy include:

•
Focus on Core Provinces and Trends. We have built our multi-year inventory of drilling prospects by leveraging our staff’s strong technical knowledge base in the following four core provinces and their associated trends: 1) our Onshore Gulf Coast province which includes the Vicksburg trend in South Texas, the Frio trend in and around Matagorda County, Texas and the Miocene and Upper Oligocene trends in Southern Louisiana; 2) our Anadarko Basin province in the Texas Panhandle and northwest Oklahoma, including the Hunton and Springer trends; 3) our Rocky Mountains province, which includes the Powder River Basin in Wyoming and the Williston Basin in North Dakota and Montana; and 4) our West Texas province. Further, we believe our focus on these trends within our four core provinces provides us with important drilling investment diversification. Since 1999, our exploration success in these trends has resulted in seven significant field discoveries and a resulting multi-year inventory of development drilling locations. We plan to focus the majority of our near term capital expenditures in these trends, where we believe our accumulated 3-D seismic data and knowledge base provides us with a substantial competitive advantage.

•
Internally Generate Inventory of High Quality Exploratory Prospects. Utilizing 3-D seismic data and other advanced technologies, our highly skilled staff of 13 geologists, four geophysicists, and one petrophysicist generates the majority of our drilling prospects. Historically, we have not relied heavily on third party generated opportunities, which usually involve the payment of consideration over and above the costs incurred to generate and drill the prospect. We believe that our seven significant field discoveries reflect the quality and depth of our 3-D delineated prospect inventory as well our ability to continue to generate such opportunities.

•
Leverage our Operational Expertise. In addition to our utilization of advanced 3-D seismic imaging techniques, our staff is very proficient with state-of-the-art drilling and completion techniques, including directional drilling, horizontal drilling and fracture stimulations. We have a demonstrated successful track record of drilling in difficult, deep and highly pressured environments. During 2006, 55% of the vertical wells we drilled were directional and the average depth of these wells was over 14,700 feet. Since 1997, we have successfully utilized directional drilling with extensive fracture stimulations at depths of between 13,000 and 14,000 feet in the pressured Vicksburg trend of South Texas, where we have proven over 190 Bcfe in gross reserves by drilling 36 wells to date. Our current activity in the Bakken of the Williston Basin and the Mowry of the Powder River Basin leverages our staff’s expertise at drilling and completing horizontal wells in unconventional plays.

•
Evaluate and Selectively Pursue New Potential Plays. We have a 16 year track record of successfully evaluating and initiating new oil and natural gas plays. We are particularly interested in those plays with attractive exploration and development potential that complement our current exploration and production activities. After identifying such a play, we will often selectively build an acreage position in the play. Our current Vicksburg and Hunton plays are examples of successful plays where our position in the play was identified and originated by us. We believe our recent acreage acquisitions in the Powder River Basin of Wyoming, the Williston Basin of North Dakota and Montana, and Southern Louisiana should lead to additional growth in our reserves and production. For 2007, we currently plan to spend approximately $38.2 million in the Mowry, the Bakken and South Louisiana.

•
Capitalize on Exploration Successes Through Development of Field Discoveries. From 1990 to 1999, we grew our reserves and production volumes primarily through successful 3-D delineated exploration drilling. In recent years, our exploratory drilling success has resulted in a multi-year inventory of development drilling locations, and over the three year period ended December 31, 2006, approximately 62% of our drilling expenditures were spent on development activities. We believe our ability to balance our higher risk exploratory drilling with lower risk development drilling has reduced our risk profile. For 2007, we anticipate allocating approximately 74% of our planned drilling expenditures to development activities.

•
Continue to Actively Drill Our Multi-Year Prospect Inventory. To capitalize on our multi-year inventory of exploration and development locations, we plan to continue with the accelerated level of drilling activity that we began in 2004. In 2007, we currently plan to spend $91.2 million in drilling capital to drill a total of 22 wells.

•
Enhance Returns Through Operational Control. We seek to maintain operational control of our exploration and drilling activities. As operator, we retain more control over the timing and selection of drilling prospects, which enhances our ability to optimize our finding and development costs and to maximize our return on invested capital. Since we generate most of our projects, we generally have the ability to retain operational control over all phases of our exploration and development activities. As of December 31, 2006, we operated approximately 62.4% of the pre-tax PV10% value of our proved reserves. Further, in 2006 we operated 65% of the wells we drilled, representing 93% of our drilling capital expenditures. We expect to operate approximately 91% of our wells planned for 2007, representing approximately 92% of our planned 2007 drilling capital expenditures.

Exploration and Development Staff

Our experienced exploration staff includes 13 geologists, four geophysicists, one petrophysicist, two computer applications specialists and two geological technicians. Our geologists and geophysicists have varied but complementary backgrounds, and their diversity of experience in a wide-range of geological and geophysical settings, combined with various technical specializations (from hardware and systems to software and seismic data processing), provides us with valuable technical intellectual resources. Our geologists and geophysicists have an average of more than 21 years of experience in the industry. We have assembled our team of geologists and geophysicists with backgrounds that complement the areas where we focus our exploration and development activities. By integrating both geologic and geophysical expertise within our project teams, we believe we possess a competitive advantage in our exploration approach.

Our land department staff includes four landmen with an average of more than 23 years of experience, primarily within our core provinces, and three lease and division order analysts. Our land department contributed to pioneering many of the innovations that have facilitated exploration using large 3-D seismic projects.

Operations and Operations Staff

In an effort to retain better control of our project timing, drilling, operational costs and production volumes, we have significantly increased the percentage of the wells that we operate. We operated 65% of the gross wells and 85% of the net wells that we drilled during 2006, as compared with 10% of the gross wells and 17% of the net wells we drilled during 1996. As a result of our increased operational control, wells operated by us constituted 62.4% of the pre-tax PV10% value of our proved reserves at year-end 2006, as compared to only 5% at year-end 1996.

Our operations staff includes seven engineers who have an average of over 12 years of experience in drilling, reservoir, environmental or operations engineering primarily within our four core operating provinces. These engineers work closely with our geologists and geophysicists and are integrally involved in all phases of the exploration and development process, including preparation of pre- and post-drill reserve estimates, well design, production management and analysis of full cycle risked drilling economics. We conduct field operations for our operated oil and natural gas properties through our field production superintendent and third party contract personnel.

Oil and Natural Gas Market and Major Customers

In an effort to achieve better price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house so that we are able to market and sell our oil and natural gas to a broader universe of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.

We sell our oil and condensate at the lease to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive an applicable posted price plus a market-based bonus.

Our natural gas production is sold to various purchasers including intrastate pipeline purchasers, operators of processing plants, and marketing companies under both monthly spot market contracts and multi-year arrangements. The vast majority of our natural gas sales are based on related natural gas index pricing, and in some cases our gas is processed at a plant and we receive a percentage of the value the plant operator receives from the resale of the natural gas liquids recovered and the remaining residue gas.

Since most of our oil and natural gas production is sold under price sensitive or spot market contracts, the revenues generated by our operations are highly dependent upon the prices of and demand for oil and natural gas. The price we receive for our oil and natural gas production depends upon numerous factors beyond our control, including seasonality, weather, competition, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries, and domestic government regulation, legislation and policies. See “Item 1A. Risk Factors — Oil and natural gas prices are volatile and a substantial reduction in these prices could adversely affect our results and the price of our common stock.” Furthermore, a decrease in the price of oil and natural gas could have an adverse effect on the carrying value of our proved reserves and on our revenues, profitability and cash flow. See “Item 1A. Risk Factors - Lower oil and natural gas prices may cause us to record ceiling limitation write-downs, which would reduce our stockholders’ equity.”

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

Competition

The oil and natural gas industry is highly competitive in all phases. We encounter competition from other oil and natural gas companies in all areas of operation, including the acquisition of seismic and leasing options on oil and natural gas properties to the exploration and development of those properties. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Such companies may be able to pay more for seismic and lease options on oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See “Item 1A. Risk Factors — We face significant competition and many of our competitors have resources in excess of our available resources.”

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors — Our exploration, development and drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns”, “Item 1A. Risk Factors — Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts,” “Item 1A. Risk Factors — Although our oil and natural gas reserve data is independently estimated, these estimates may still prove to be inaccurate” and “Item 1A. Risk Factors — The unavailability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.”

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

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil and natural gas leases, loss of surface equipment at well locations, trespass during 3-D survey acquisition or surface damage attributable to seismic operations, business interruption or loss of revenues due to well failure. Furthermore, in certain circumstances in which insurance is available, we may not purchase it. The occurrence of an event that is not covered, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur. See “Item 1A. Risk Factors — We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues” and “Item 1A. Risk Factors — We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.”

Governmental Regulation

Our oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), the Texas Commission on Environmental Quality (TCEQ), the Texas Railroad Commission, the Louisiana Department of Natural Resources, the Industrial Commission of North Dakota, the Oklahoma Corporation Commission, the Wyoming Oil and Gas Conservation Commission, the Montana Board of Oil and Gas Conservation and similar commissions of the other states in which we do business. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. See “Item 1A. Risk Factors — We are subject to various governmental regulations and environmental risks that may cause us to incur substantial costs.”

Although we do not own or operate any pipelines or facilities that are directly regulated by FERC, its regulation of third party pipelines and facilities could indirectly affect our ability to transport or market our production. Moreover, FERC has in the past, and could in the future, impose price controls on the sale of natural gas. In addition, we believe we are in substantial compliance with all applicable laws and regulations; however, we are unable to predict the future cost or impact of complying with such laws and regulations because they are frequently amended, interpreted and reinterpreted.

The states of Texas, Oklahoma, Louisiana, Wyoming, North Dakota, Montana and most other states, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.

Environmental Matters

Our operations and properties are, like the oil and natural gas industry in general, subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend will likely continue. These laws and regulations may: require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

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

There are various federal and state programs that regulate conservation and development of coastal resources. The federal Coastal Zone Management Act (CZMA) was passed to preserve and, where possible, restore the natural resources of the United States’ coastal zone. The CZMA provides for federal grants for the state management programs that regulate land use, water use and coastal development.

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

Formation

Our company was incorporated in the State of Delaware in February 1997.

Facilities

Our principal executive offices are located in Austin, Texas, where we lease approximately 34,330 square feet of office space at 6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas 78730. In addition, we maintain a small satellite office in Denver, Colorado, where we lease approximately 475 square feet of office space at 820 16th Street, Suite 412, Denver, Colorado 80202.

Employees

As of December 31, 2006, we had 66 full-time employees and 3 part-time employees. As of the end of 2006, none of our employees were represented by labor unions and we believe relations with them are good.

Website Access

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

The NYMEX daily settlement price for the prompt month natural gas contract in 2006 ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu. In 2005, the same index ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu.

The NYMEX daily settlement price for the prompt month oil contract in 2006 ranged from a high of $77.03 per barrel to a low of $55.81 per barrel. In 2005, the same index ranged from a high of $69.81 per barrel to a low of $42.12 per barrel.

The markets and prices for oil and natural gas depend on numerous factors beyond our control. These factors include demand for oil and natural gas, which fluctuate with changes in market and economic conditions and other factors, including:

•	worldwide and domestic supplies of oil and natural gas;

•	actions taken by foreign oil and natural gas producing nations;

•	political conditions and events (including instability or armed conflict) in oil-producing or natural gas-producing regions;

•	the level of global and domestic oil and natural gas inventories;

•	the price and level of foreign imports including liquefied natural gas imports;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline or other takeaway capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall worldwide and domestic economic environment.

Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

•	reducing the amount of oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income and cash flow;

•	reducing the carrying value of our oil and natural gas properties; and

•	limiting our access to sources of capital, such as equity and long-term debt.

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

Finally, recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations. At December 31, 2006, approximately 45% of our estimated proved reserves were classified as undeveloped. At December 31, 2006, we estimated that it would require additional capital expenditures of approximately $135 million to develop our proved undeveloped reserves. Our reserve estimates assume that we can and will make these expenditures and conduct these operations successfully, which may not occur.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services has increased, while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Texas, Southern Louisiana, Oklahoma, Wyoming, North Dakota or Montana, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could result in a curtailment of production and revenues.

The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short term transportation agreements. Under the interruptible transportation agreements, the transportation of our natural gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the natural gas, which could increase our costs and reduce the revenues we might obtain from the sale of the natural gas. For example, in 2005, Hurricane Rita disrupted the operations of natural gas pipelines and fractionators and required the evacuation of personnel required to oversee some of our facilities in the Gulf Coast area. As a result of these disruptions, we were forced temporarily to curtail some of our production in our Onshore Gulf Coast province for approximately six days.

Our level of indebtedness may adversely affect our cash available for operations, which would limit our growth, our ability to make interest and principal payments on our indebtedness as they become due and our flexibility to respond to market changes.

At December 31, 2006, we had indebtedness of $123.4 million outstanding under our 9 5/8% Senior Notes due 2014 (the “Senior Notes”), $25.9 million outstanding under our senior credit agreement, and $10.1 million of Series A preferred stock. Our level of indebtedness will have several important effects on our operations, including those listed below.

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

•	Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

•	We may be more vulnerable to economic downturns and our ability to withstand sustained declines in oil and natural gas prices may be impaired.

•	Since a portion of our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates.

•	Our flexibility in planning for or reacting to changes in market conditions may be limited.

We may incur additional debt in order to fund our exploration and development activities. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and natural gas prices and financial, business and other factors will affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the interest on our debt. In addition, borrowings and equity financing may not be available to pay or refinance such debt.

Under the terms of our senior credit agreement, our borrowing base is subject to semi-annual redetermination based in part on prevailing oil and natural gas prices. In the event the amount outstanding exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell assets at unfavorable prices.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes and our senior credit agreement do not prohibit us or our subsidiaries from doing so. In addition to the liens granted under our senior credit agreement, the indenture governing the Senior Notes allows us to grant liens on all of our other assets to secure indebtedness outstanding under the senior secured credit agreement and certain additional other debt without ratably securing the Senior Notes. Our senior credit agreement provides for total revolving credit borrowings up to $200 million (which borrowings are limited by a borrowing base that is subject to re-determination at least semi-annually and is currently set at $110 million) and all of those borrowings would be effectively senior to the Senior Notes and to the subsidiaries’ guarantees thereof to the extent of the value of the assets securing such indebtedness. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes, in whole or in part.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit agreement or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. Any future borrowings under our senior credit agreement will mature in June 2010. As a result, we may be required to refinance any indebtedness then outstanding under our senior credit agreement prior to the maturity of the notes. We may not be able to obtain such financing on commercially reasonable terms or at all. If we are unable to generate sufficiently material cash flow to refinance our debt obligations, including the notes, on favorable terms, it could have a significant adverse effect on our financial condition and on our ability to pay principal and interest on the notes.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior credit agreement could elect to declare all amounts then outstanding under the senior credit agreement immediately due and payable, and the lenders would not be obligated to continue to advance funds under our senior credit agreement. In addition, if such a default were to occur, the Senior Notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders, including holders of notes.

The indenture governing the Senior Notes imposes, and our senior credit agreement imposes, significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture governing the Senior Notes and our senior credit agreement contain, customary restrictions on our activities, including covenants that restrict our and our subsidiaries’ ability to:

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

      The restrictions in the indenture governing the Senior Notes and our senior credit agreement may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

      The breach of any of these covenants and restrictions could result in a default under the indenture governing the Senior Notes or under our senior credit agreement. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior credit agreement, could proceed against the collateral securing the debt. Because the indenture governing the Senior Notes and our senior credit agreement have customary cross-default provisions, if the indebtedness under the Senior Notes or under our senior credit agreements or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Senior Notes.

     Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Senior Notes have been previously called for redemption. The holders of other debt securities that we may issue in the future, which rank equally in right of payment with the Senior Notes, may also have this right. Our failure to purchase tendered Senior Notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under our senior credit agreement. In addition, the occurrence of a change of control would also constitute an event of default under our senior credit agreement. A default under our senior credit agreement would result in a default under the indenture if the lenders accelerate the debt under our senior credit agreement.

     Therefore, it is possible that we may not have sufficient funds at the time of the change of control to make the required repurchase of Senior Notes. Moreover, our senior credit agreement restricts, and any future indebtedness we incur may restrict, our ability to repurchase the Senior Notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase the Senior Notes unless we first repay all indebtedness outstanding under our senior credit agreement and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the Senior Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase the outstanding Senior Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

    In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

Lower oil and natural gas prices may cause us to record ceiling limitation write-downs, which would reduce our stockholders’ equity.

We use the full cost method of accounting to account for our oil and natural gas investments. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down.” The risk that we will experience a ceiling test write-down increases when oil and gas prices are depressed or if we have substantial downward revisions in its estimated proved reserves. Once incurred, a write-down of oil and gas properties is not reversible at a later date. Write-downs required by these rules do not impact our cash flow from operating activities, but do reduce net income and stockholders’ equity.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2006, approximately 37.6% of our oil and natural gas properties, based on pre-tax PV10% value, were operated by other companies. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

In an attempt to reduce our sensitivity to energy price volatility and in particular to downward price movements, we enter into hedging arrangements with respect to a portion of expected production, such as the use of derivative contracts that generally result in a range of minimum and maximum price limits or a fixed price over a specified time period.

Our hedging activities expose us to the risk of financial loss in certain circumstances. For example, if we do not produce our oil and natural gas reserves at rates equivalent to our derivative position, we would be required to satisfy our obligations under those derivative contracts on potentially unfavorable terms without the ability to offset that risk through sales of comparable quantities of our own production. This situation occurred during portions of 2000, due in part to our sale of certain producing reserves in mid- 1999 and reduced our cash flow in 2000 by approximately $1.0 million. Additionally, because the terms of our derivative contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation and marketing costs to delivery points, substantial differences between the prices we receive pursuant to our derivative contracts and our actual results could harm our anticipated profit margins and our ability to manage the risk associated with fluctuations in oil and natural gas prices. We also could be financially harmed if the counter parties to our derivative contracts prove unable or unwilling to perform their obligations under such contracts. Additionally, in the past, some of our derivative contracts required us to deliver cash collateral or other assurances of performance to the counter parties if our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counter parties and highly volatile oil and natural gas prices.

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

Our business is subject to laws and regulations promulgated by federal, state and local authorities, including the FERC, the EPA, the Texas Railroad Commission, the TCEQ, the Oklahoma Corporation Commission, the Louisiana Department of Natural Resources, the Industrial Commission of North Dakota, the Wyoming Oil and Gas Conservation Commission and the Montana Board of Oil and Gas Conversation, relating to the exploration for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

Sales of substantial amounts of common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. At December 31, 2006, one of our stockholders, together with its affiliates, owned 16.7% of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Historically, our exploration and development activities have been focused primarily in the Onshore Gulf Coast, the Anadarko Basin in the Texas Panhandle and western Oklahoma and West Texas. We focus our activity in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to grow reserves and production volumes. We also regularly evaluate opportunities to expand our activities to areas that may offer attractive exploration and development potential, with a particular interest in those plays that complement our current exploration, development and production activities. Recent expansion initiatives include our acquisition of acreage in the Powder River Basin of Wyoming and the Williston Basin of North Dakota and Montana. In 2006, we drilled two horizontal wells on our Powder River Basin acreage and three horizontal wells on our North Dakota Williston Basin acreage. We view these as early investments, which we hope will generate drilling inventory and potential reserves in future years. During 2006, we invested a total of $32.1 million in land, G&G and drilling in the Williston Basin and Powder River Basin. To support our efforts in these new operating areas as well as to evaluate other opportunities in the Rocky Mountains, we opened a small one person satellite office in Denver, Colorado during December 2006. Additionally, we have implemented joint ventures with two operators in Southern Louisiana, which we view as a logical extension of our onshore Texas Gulf Coast activities. During 2006, we drilled a total of eight wells with our two joint venture partners in South Louisiana, spending a total of $17.5 million in the area during 2006.

For the three-year period ended December 31, 2006, we completed 116 gross wells (59.9 net) in 132 attempts for a completion rate of 88%. We also had three exploration wells and three development wells that were completing and one development well that was drilling as of December 31, 2006. For 2007, we plan to spend approximately $91.2 million to drill seven exploration wells and 15 development wells, to drill and complete wells that were in progress at December 31, 2006 and for other development activities. We also plan to spend $11.2 million on land and seismic and $11.5 million for capitalized costs.. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Capital Expenditures.” The following is a summary of our properties by major province as of December 31, 2006, unless otherwise noted.

	Onshore Gulf Coast	Anadarko Basin	Rocky Mountains (a)	West Texas & Other	Total
Capital expenditures for drilling, land and seismic in 2006 (in millions)	$86.7	$51.7	$32.1	$3.5	$174.0
Proved Reserves at December 31, 2006
Pre-tax PV10% (in millions)	$227.0	$80.1	10.3	$21.1	$338.5(b	)
Oil (MMBbls)	2.0	0.6	1.2	0.7	4.5
Natural gas (Bcf)	68.9	49.3	0.6	0.7	119.5
Natural gas equivalents (Bcfe)	80.9	52.8	7.7	5.1	146.5
% Natural gas	85%	93%	8%	14%	82%
Average daily production (MMcfe/d)	22.3	11.6	0.3	2.6	36.8
Productive wells at December 31, 2006
Gross	88.0	142.0	6.0	82.0	318.0
Net	40.3	44.3	4.1	25.3	114.0
3-D Seismic Data (square miles)	4,369	2,381	100	4,487	11,337
__________
(a)	Includes the Powder River Basin in Wyoming and the Williston Basin in North Dakota and Montana .

(b)
The standardized measure for our proved reserves at December 31, 2006, was $302.7 million. See “— Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

Onshore Gulf Coast Province

Our Onshore Gulf Coast province is a high potential, multi-pay province that lends itself to 3-D seismic exploration due to its substantial structural and stratigraphic complexity. In addition, certain sand reservoirs display seismic “bright spots,” which can be direct hydrocarbon indicators and can result in greatly reduced drilling risk. However, “bright spots” are not always reliable as direct hydrocarbon indicators and do not generally assess reservoir productivity. We believe our established 3-D seismic exploration approach, combined with our exploration staff’s extensive experience and accumulated knowledge base in this province, provides us with significant competitive advantages.

Key operating trends within this province include the Vicksburg trend in Brooks County, Texas and the Frio trend in and around Matagorda County, Texas. In addition, during the first quarter 2006 we announced joint ventures with two operators to explore for oil and natural gas in Southern Louisiana. We view Southern Louisiana as a logical extension of our current activities in the onshore Texas Gulf Coast. As such, Southern Louisiana operations have been consolidated within our Onshore Gulf Coast province.

Over the three year period ended December 31, 2006, approximately 57% of our total capital expenditures for drilling, land and seismic were allocated to our Onshore Gulf Coast province, where we completed 45 gross wells (31.8 net) in 54 attempts for a completion rate of 83%.

During 2006, we completed 12 gross wells (9.1 net) in 17 attempts for a completion rate of 71% in this province. Five of the completed wells were exploration wells and seven were development wells. We also had one exploration well and one development well that were completing and one development well that was drilling as of December 31, 2006. We operated 80% of the wells that we drilled in this province during 2006. For 2006, we spent $86.7 million on drilling, land and seismic in our Onshore Gulf Coast province. Approximately 40% of the drilling, land and seismic was allocated to the Vicksburg, 38% to the Frio, 20% to Southern Louisiana, and 2% to other areas in the province.

For 2007, we currently plan to spend a total of $64.5 million in our Onshore Gulf Coast province. Approximately $61.6 million of this spending has been allocated to drilling, with the remaining $2.9 million allocated to capital spending for land and seismic activities. We plan to drill seven development wells and spend approximately $48.9 million on development drilling capital. We also plan to drill two exploration wells and spend $12.7 million on exploration drilling capital.

Vicksburg Trend

Our Vicksburg activity is focused principally in Brooks County, Texas, in our Home Run, Triple Crown, and Floyd Fields. We discovered these fields in 1999, 2001 and 2002, respectively. In 2006, we successfully completed all five of our development drilling wells spud in 2006 including three in the Triple Crown Field, one in the Home Run Field and one in the Floyd Field. Total drilling, land and seismic capital expended in the Vicksburg during 2006 was $34.7 million.

During 2006, we operated all of our Vicksburg drilling, and the working interests we retained in our Vicksburg wells was higher than our historic average as our joint venture participant elected to take a more passive role in the development of the field. Rather than participating in the drilling of the wells with a paying working interest, our joint venture participant elected to receive a reversionary, or back-in working interest, based on certain payout thresholds in all of the 2006 Vicksburg wells. We continue to have discussions with our joint venture participant about other exploratory joint venture opportunities in the area and expect to continue to expand our activities in the trend.

Early in 2006, we successfully completed the Triple Crown Field Sullivan C-32 and Home Run Field Palmer 3S #2, which were carryover wells from the 2005 drilling program, at approximately 1.7 MMcfe per day and 2.3 MMcfe per day, respectively. Thereafter, we completed the Home Run Field Palmer #11 and Triple Crown Field Dawson #3, which produced at initial rates of approximately 5.3 MMcfe per day and 4.7 MMcfe per day, respectively. In August, we completed the Triple Crown Field Dawson #4 well from the 9800’ sands at an initial rate of approximately 3.0 MMcfe per day.

In September, we successfully completed the Triple Crown Field Sullivan F-33, which came on-line at approximately 9.5 MMcfe per day. We encountered four pay zones and are currently producing only out of the deepest zone, the Dawson sand. Our plans are to commingle the remaining three zones after flowing tubing pressures from the Dawson sand subside. The remaining 61 feet of apparent pay includes, from shallowest to deepest, the Brigham, 9800’ and Loma Blanca sands. Production from the Dawson sand indicates the potential for further reserve growth in the Vicksburg, as this is the first well to be completed to sales from this zone.

Also in September, we commenced drilling the Floyd Field Sullivan C-33, an offset to our highly productive Sullivan #10. The Sullivan C-33 was brought on line in January 2007 at a rate of approximately 6.1 MMcf of natural gas and 570 barrels of oil per day (9.5 MMcfe per day). Subsequently, other pay intervals were brought on line and production increased to 10.6 MMcfe per day.

During 2007, we plan to operate a drilling rig on a continuous basis in the Vicksburg. In mid-January, we spud the Dawson #1S, the first of five consecutive Vicksburg wells we expect to drill in 2007. The Dawson #1S is a sidetrack of the previously drilled Dawson #1 and is an east offset to the aforementioned Sullivan F-33.  Based on mud logs and wireline logs, the Dawson #1S appears to have encountered roughly comparable 9800’ and Loma Blanca pay to that found in the offsetting wells. We retained a 100% working and 75% net revenue interest in the Dawson #1S. Following the Dawson #1S, we plan to drill the Sullivan C-35 in our Triple Crown Field. This well will test a number of upper Vicksburg pay intervals, and has the potential to prove up significant and additional locations and reserves. We expect the Sullivan C-35 to be followed by the Sullivan #14, which is also a well that could prove up additional development locations in our Triple Crown Field. Following the Sullivan #14, Brigham plans to commence the Sullivan #15, a significant development well in our Home Run Field. The Sullivan #15 appears to be located in a structurally high location at various Lower Vicksburg intervals, and could potentially prove up significant additional locations and reserves. We expect to retain a 100% working interest in the Sullivan #15 subject to a 66% back-in at 350% payout.

During 2007, we plan to spend $33.0 million to drill five development wells, to drill and complete wells that were in progress at December 31, 2006 and for other development activities. We expect to retain an average initial working interest of 100% in these wells. We also expect to spend $1.6 million on land and seismic.

Since 1999, we have drilled 35 Vicksburg wells, and we have completed 33 of those tests. We believe we have a multi-year inventory of drilling locations in our Home Run, Triple Crown and Floyd Fault Block Fields, and we expect to add to this inventory in 2007.

Frio Trend

During 2006, we drilled seven wells that targeted the Frio, including four exploratory and three development wells. Drilling, land and seismic capital expenditures for 2006 totaled $32.4 million.

The Sartwelle #4 was completed in the middle Frio and encountered 22 feet of apparent pay in a fault block that is estimated to be 320 acres. Production commenced in April 2006 at approximately 2.6 MMcfe per day. The Trull B #3 encountered 36 feet of apparent pay in various Frio intervals and was brought on-line in June 2006 at 2.8 MMcfe per day.

Our State Tract #109 tested what has been mapped as a 500 acre complex in the lower Frio and encountered 60 feet of apparent Lower Frio pay, with an additional 73 feet of potential pay that will likely be tested at a later date. This exploratory well initially flowed at approximately 2.4 MMcfe per day, but experienced a decline in production and began producing some sand. As a consequence, a frac pac was put in place to enhance production and to limit sand production. Subsequent to the frac pac, the well produced approximately 500 Mcfe per day, with additional potential pay remaining behind pipe for future completion.

In December 2006, we commenced drilling our high potential Frio exploratory test, the Green Ranch #1. In January 2007, after encountering poor sand quality, the well was plugged and abandoned.

In 2007, we currently plan to spend $ 7.7 million to drill one exploration well, to drill and complete wells that were in progress at December 31, 2006 and for other development activities.

Southern Louisiana Trend

In February 2006, we announced two new joint ventures to explore and develop 3-D delineated projects that target the Miocene and upper Oligocene trends located in South Louisiana. We view these projects as a logical extension of our activities in the onshore Texas Gulf Coast. In Southern Louisiana, we will utilize our geophysical, geological and operational expertise to explore for and develop potential Oligocene and Miocene reservoirs directly on trend to that of the Texas Gulf Coast Frio. During 2006, we drilled eight wells in the area with drilling, land and seismic expenditures totaling $17.5 million.

In our Bayou Postillion Project, which is located in Iberia Parish, Louisiana, we operated the drilling of the Cotten Land Corp. #1, with a 41% after casing point working interest. The Cotten Land Corp. #1 encountered 34 feet of apparent pay in a Miocene objective approximately 324 feet high to a down dip producer. The well put on line in September 2006 at an initial rate of approximately 10.1 MMcfe per day and in March 2007 was producing at a rate of approximately 15 MMcfe per day.

In August 2006, we participated in drilling an offset to the Cotten Land #1, the Marie Snyder #1, which found 40 feet of apparent pay. We retain a 13% working interest in the well, which is in the process of being completed.

On December 31, 2006, we spud our Cotton Land #3, which is our second development well in Bayou Postillion. We successfully production tested the Cotten Land #3, which encountered approximately 80 feet of apparent net pay in two intervals. The Cotten Land #3 was tested from the lowest 30 feet of pay at a production rate of 12.9 MMcf of natural gas and 48 barrels of oil per day with strong pressures. Based on the minimal pressure differences between the flowing and shut in tubing pressures, we expect to produce the well at an initial rate between 15 MMcfe and 20 MMcfe per day. Approximately 50 feet of shallower pay will remain behind pipe for future completion. Brigham operates the Cotten Land #3 with an approximate 47% working interest.

During the second quarter 2007, we plan to commence the Cotten Land #2, which is expected to test an apparent new fault block adjacent to the fault block in which Brigham drilled the Cotten Land #1 well. The unrisked reserve potential of this apparent fault block is estimated at approximately 4 to 12 Bcfe. Following the Cotten Land #2, Brigham plans to commence the Cotten Land #4, offsetting Brigham’s previously drilled Cotten Land #1 discovery.

In our Mystic Bayou Project located in St. Martin Parish, Louisiana, we identified at least three apparent fault blocks to test, all three of which we expect to encounter a Miocene objective structurally high to two wells that have combined to produce over 50 Bcfe to date. In November 2006, we commenced drilling of the Williams Land Company #1 on the first of the three prospective fault blocks. In December 2006, the well was plugged and abandoned after encountering tight and wet pay. The remaining two apparent fault blocks remain in inventory, one of which may be drilled in 2007 depending on the post-drill analysis of the Williams Land Company #1 dry hole. In addition, a number of shallow and deeper prospects and leads have been identified in the Mystic Bayou Project.

In 2007, we plan to spend a total of $19.4 million to drill two development wells, one exploration well, to complete wells in progress and for other development activities. We also expected to spend $1.7 million in land and seismic.

Anadarko Basin Province

The Anadarko Basin is located in the Texas Panhandle and Western Oklahoma. We believe this prolific natural gas producing province offers a combination of relatively lower risk exploration and development opportunities in shallower horizons, as well as higher risk, but higher reserve potential opportunities in the deeper sections that have been relatively under explored.

We believe our drilling program in the Anadarko Basin generally provides us with longer life reserves and helps to balance our drilling program in our prolific, but generally shorter reserve life, Onshore Gulf Coast province.

The stratigraphic and structural objectives in the Anadarko Basin can provide excellent targets for 3-D seismic imaging. In addition, drilling economics in the Anadarko Basin are enhanced by the multi-pay nature of many of the prospects, with secondary or tertiary targets serving as either incremental value or as alternatives if the primary target zone is not productive. Our recent activity has been focused primarily in the Hunton trend, Springer Channel and Springer Bar trends and the Granite Wash trend.

During 2006, we drilled ten development and three exploration wells. Of the $51.7 million that we spent on this province in 2006, approximately 69% was allocated to the Hunton trend, 18% was allocated to the Granite Wash trend, 5% was allocated to the Springer trends and 8% to other Anadarko Basin projects. Of our capital spent in the Hunton in 2006, $13.7 million was spent in 2006 to acquire 177 square miles of high resolution 3-D seismic data and land over a portion of Wheeler County, Texas, which includes our Mills Ranch Field as well as ten Hunton exploration prospects.

During 2007, we expect to spend $14.0 million to drill four exploration wells, complete wells that were in progress and on other activities. We also expect to spend $4.4 million on net land and seismic.

Hunton Trend

In January 2006, we commenced operations on a re-entry and sidetrack of the previously drilled Mills Ranch 99 #1S. The Mills Ranch 99 #1S2 reentered and sidetracked out of the Mills Ranch 99 #1S borehole at a depth of approximately 17,000 feet. We subsequently directionally drilled to a depth of approximately 21,000 feet to test the Hunton in what we determined to be in an adjacent fault block and encountered 125 feet of apparent pay. The well came on-line at approximately 6.0 MMcfe per day and in January 2007 was producing at a rate of approximately 1.8 MMcfe per day.

In March 2006, we commenced the drilling of the Mills Ranch #1-96, a development well on the westernmost end of the Mills Ranch field. The well was drilled to a depth of approximately 25,000 feet and offsets our Mills Ranch #1-97 well, which since December 2000 has produced approximately 6 Bcfe and is expected to ultimately produce approximately 15 Bcfe. Completion of the well was delayed due to operational complexities, primarily related to a mixed stream of water and gas from two different producing zones. The water bearing zone was isolated and production was tested from the Viola, the deepest producing interval in the well, which came on line at 8.3 MMcfe per day and then decreased to 3.0 MMcfe per day. We are preparing to perforate and stimulate the upper Chimney Hill, Haragan and Henryhouse Hunton intervals, which appear to be comparable pay intervals to the Mills Ranch #1-97 well discussed above.  After production is established in the Hunton pay intervals, we expect to commingle these intervals with the Viola producing interval. We operate the Mills Ranch #1-96 with an appropriate 68% working interest.

In June 2006, a tubing leak developed in our Mills Ranch 98-2 well. In July 2006, we commenced operations to pull the tubing and remediate the well, but had difficulties in fishing the tubing out of the well. Subsequent to fishing the tubing, we discovered the casing was parted. After further remediation was unsuccessful, it was determined that the best course of action was to sidetrack the well at a later date.  As a result, a kick-off plug was set. Prior to developing the tubing leak, the well was producing approximately 3.3 MMcfe per day.

Granite Wash Trend

In February 2006, we commenced the Hobart 59-2, which upon completion came on-line at approximately 3.4 MMcfe per day. Although no additional wells in our 4,000 acre contiguous held by production acreage block were drilled in 2006 or are scheduled for 2007, with strong commodity prices, we could accelerate our Granite Wash drilling program in 2007. Assuming 40 acre spacing, approximately 82 additional locations could be drilled to fully develop our acreage.

Rocky Mountains Province

Powder River Basin

In February 2006, we signed a letter of intent to acquire a 50% working interest in an unconventional shale play in the Powder River Basin of Wyoming. Vertical wells in the area, which date as far back as 1951, targeted shales approximately 175 feet thick at a depth of about 7,500 feet. Approximately 18 of these wells were completed in the targeted shale and produced between 8 to 189 barrels of oil per day. Given the historical results, we believe the application of horizontal drilling technology and / or advanced fracture stimulation could significantly increase the productivity of the shale zone. To earn a 50% working interest in approximately 54,000 net acres that our joint venture partners had accumulated in the play, we carried the drilling and completion costs of the first two wells for our partners and also paid the first $1 million of incremental land acquisition costs. The vast majority of our obligations to carry our partners for drilling, completion and land acquisition costs were fulfilled in 2006. As of December 31, 2006, we hold a total of over approximately 120,000 gross and 60,000 net acres in the play, located primarily in Niobrara County, Wyoming.

Our first well in the play, the Krejci Federal 29#3H, was spud at the end of July 2006. We are currently conducting varied and extensive production tests to evaluate the effectiveness of different completion methodologies. Initially, we tested only the last 219 feet of the approximate 1,600 foot lateral, which was not cased. Subsequent to fracture stimulation and hook up to a rod pump, the Krejci was producing between 120 and 160 barrels of oil per day from the outer 219 feet of the lateral. In late December, we began operations to test the innermost 1,381 foot cased portion of the well. We perforated and fractured stimulated three different intervals in this portion of the well bore and the well produce significant volumes of load water and between 50 and 90 barrels of oil per day.  We drilled out the temporary plug to commingle production and installed a submersible pump.  Pump problems, however, have prevented us from obtaining a stabilized rate.  We expect to reinstall a submersible pump or install a more conventional rod pump.

We are currently in the process of completing our second well in the area, the Mills Trust #1-12. The well was drilled to a vertical depth of approximately 7,600 feet and then a 1,300 foot lateral was drilled. Casing was set on the first 885 feet of the lateral. The outermost 415 feet of the lateral was left uncased. We fracture stimulated the outer 415 feet of the lateral and installed pumping equipment. After stimulation, the well produced approximately 120 barrels of load water and 47 barrels of oil, with 400 to 500 barrels of load water remaining to be recovered. Subsequent to testing the open hole section, Brigham will production test the remaining 885 feet of the lateral which is currently behind production casing. Subsequent to completion testing in this part of the well bore, we will test the innermost 885 feet of the well bore.

In 2006, we spent $9.5 million in the Powder River Basin to complete the two aforementioned horizontal wells, to drill two other unsuccessful shallow vertical exploration wells targeting other primary objectives and to acquire land and seismic data. Beginning in March, we currently plan on committing a rig full time to the development of our Mowry acreage. In 2007, we anticipate spending approximately $14.5 million to drill eight wells, to acquire additional acreage and conduct additional seismic delineation testing.

Williston Basin

On November 1, 2005, we spent approximately $4.6 million to acquire a 100% working interest in approximately 46,000 net acres in McKenzie and Williams Counties in North Dakota. Since then, we have acquired significant additional acreage, and as of December 31, 2006 we had approximately 120,000 gross and net acres under lease. Of this acreage, approximately 55,000 net acres are in North Dakota, with approximately 65,000 net acres in Roosevelt and Sheridan Counties, Montana.

The Bakken is an unconventional oil play at a depth of approximately 10,500 feet. Within a 324 square mile area of Richland County, Montana, approximately 227 Bakken wells have generated average initial production rates of approximately 345 barrels of oil per day, average cumulative production to date of approximately 112,000 barrels of oil per well, and estimated ultimate recoveries of approximately 376,000 barrels of oil per well based on data compiled from external sources.

Our current drilling activities are approximately 25 miles east of the ongoing Bakken activity in Richland County, Montana. Our original three well program consisted of wells approximately 10,600 feet deep with single long laterals of approximately 8,000 feet. In 2006, we spent $22.7 million on drilling, land and seismic. Approximately $17.5 million was allocated to the drilling of three pilot wells in North Dakota.

The first well, the Field 18-19 1-H, was spud in May 2006 and subsequent to stimulation and installation of a rod pump, came on-line at approximately 200 barrels of oil per day. By December 2006, the well appeared to have stabilized at between 60 and 70 barrels of oil per day. Our second well, the Mracheck 15-22 1-H, was hooked up to a rod pump prior to stimulation and recently was producing approximately 30 barrels of oil per day. A fracture stimulation of the well is planned for this spring. The third well, the Erickson 8-17 1-H, was fracture stimulated and initially produced at approximately 200 barrels of oil per day, but quickly declined to a rate of approximately 45 barrels of oil per day. Frac sand was apparently inhibiting production. In January 2007 we commenced operations to clean out the lateral and hook the well up to a rod pump for further production testing. After cleaning out the lateral, the well produced up to 227 barrels of oil per day and then declined to 82 barrels per day.

In 2007, we anticipate spending approximately $2.6 million to complete wells in progress and acquire land and seismic. We are currently evaluating the feasibility of drilling a tri-lateral well on our North Dakota acreage, but will monitor activity by other operators in the areas either currently drilling or planning to drill tri-laterals. Depending on the drilling success that other operators have in the vicinity of our North Dakota acreage, we may commence a tri-lateral, dual lateral or single lateral well during the second half of 2007. In addition, we may form an area of mutual interest around a portion of our substantial Montana acreage position and bring in a joint venture participant to potentially recoup a portion of our costs, fund a seismic shoot, and fund a portion of our drilling and completion costs, in order to accelerate activity over some of our acreage.

West Texas and Other Province

The Permian Basin of West Texas and Eastern New Mexico is a predominantly oil producing province with generally longer life reserves than that of our onshore Gulf Coast. Our drilling activity in our West Texas province has been focused primarily in various carbonate reservoirs, including the Canyon Reef and Fusselman formations of the Horseshoe Atoll trend, the Canyon Reef of the Eastern Shelf, the Wolfcamp and Devonian section of New Mexico, and the Mississippian Reef of the Hardeman Basin, at depths ranging from 7,000 to 13,000 feet.

Over the past three years, approximately 3% of our total capital expenditures for drilling, land and seismic have been allocated to our West Texas province where we have completed five gross wells (3.8 net) in eight attempts for a completion rate of 63%.

During 2006, we completed two gross wells (0.9 net) in three attempts for a completion rate of 67%. All three of these wells were exploration wells, with two of the three operated by a private operator. The Pink Floyd and Pink Champagne wells in the Canyon Reef play came on-line at approximately 100 and 65 Bopd, respectively.

For 2007, we currently plan to spend approximately $2.4 million on drilling, land and seismic.

3-D Seismic Exploration

We have accumulated 3-D seismic data covering approximately 11,337 square miles (7.3 million acres) in ten states. We typically acquire 3-D seismic data in and around existing producing fields where we can benefit from the imaging of producing analog wells. These 3-D defined analogs, combined with our experience in drilling 731 wells, the majority of which were imaged utilizing our 3-D seismic data and interpretation, provide us with a knowledge base to evaluate other potential geologic trends, 3-D seismic projects within these trends and prospective 3-D delineated drilling locations. Through our experience in the early and mid 1990’s, we developed an expertise in the selection of geologic trends that we believe are best suited for 3-D seismic exploration. We have used the experience that we have gained within our core trends to enhance the quality of subsequent projects in the same trend and other analogous trends to help lower finding and development costs, compress project cycle times and enhance our return on capital.

Over the last 16 years, we have accumulated substantial experience exploring with 3-D seismic in a wide range of reservoir types and geologic trapping mechanisms. In addition, we typically acquire digital databases for integration on our computer-aided exploration workstations, including digital land grids, well information, log curves, production information, geologic studies, geologic top databases and existing 2-D seismic data. We use our knowledge base, local geological expertise and digital databases integrated with 3-D seismic data to create maps of producing and potentially productive reservoirs. As such, we believe our 3-D generated maps are more accurate than previous reservoir maps (which generally are based on subsurface geological information and 2-D seismic surveys), enabling us to more precisely evaluate recoverable reserves and the economic feasibility of projects and drilling locations.

Historically, we have acquired most of our raw 3-D seismic data using seismic acquisition vendors on either a proprietary basis or through alliances affording the alliance members the exclusive right to interpret and use data for extended periods of time. In addition, we have participated in non-proprietary group shoots of 3-D seismic data (commonly referred to as “spec data”) when we believe the expected full cycle project economics could not justify the acquisition of proprietary data. Further, we have exchanged certain interests in some of our non-core proprietary seismic data to gain access to additional 3-D seismic data. In most of our proprietary 3-D data acquisitions and alliances, we have selected the sites of projects, primarily guided by our knowledge and experience in the core provinces we explore, established and monitored the seismic parameters of each project for which seismic data was acquired, and typically selected the equipment that was used.

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

During 2006, we added approximately 637 square miles of 3-D seismic data to our corporate database. Approximately 225 square miles of 3-D seismic data was acquired on a proprietary basis and the remaining 412 square miles was acquired on a non-proprietary basis. Included in the 3-D seismic data that we added to our corporate database in 2006 was approximately 177 square miles of data from our proprietary Laker project, which is in the Hunton trend of our Anadarko Basin. We retained a 100% working interest in our Laker project.

See “— Onshore Gulf Coast Province,” “— Anadarko Basin Province,” “— Rocky Mountains Province,” “— West Texas and Other Province,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Capital Expenditures” for additional discussion regarding our seismic capital expenditures.

Title to Properties

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to royalty interests, standard liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. Substantially all of our proved oil and natural gas properties are pledged as collateral under first and second liens for borrowings under our senior credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Senior Credit Agreement” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - 9 5/8% Senior Notes due 2014.”

Oil and Natural Gas Reserves

Our estimated total net proved reserves of oil and natural gas as of December 31, 2006, 2005 and 2004, pre-tax PV10% value, standardized measure and the estimated future development cost attributable to these reserves as of those dates were as follows.

	At December 31,
	2006	2005	2004
Estimated Net Proved Reserves:
Oil (MBbls)	4,494	3,326	3,236
Natural gas (MMcf)	119,486	113,264	101,875
Natural gas equivalent (MMcfe)	146,452	133,223	121,290
Proved developed reserves as a percentage of net proved reserves	55%	51%	50%
Pre-tax PV10% (in millions)(a)	$338.5	$519.8	$294.5
Standardized measure (in millions)	302.7	396.3	239.7
Estimated future development cost (in millions)	145.9	122.4	79.9
Base price used to calculate reserves(b):
Natural gas (per MMbtu)	$5.48	$9.44	$6.19
Oil (per Bbl)	61.06	61.04	43.46

(a)	See “- Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

(b)	These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate our reserves at these dates.

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

	At December 31,
	2006	2005	2004
Standardized measure of discounted future net cash flows	$302.7	$396.3	$239.7
Add present value of future income tax discounted at 10%	34.6	123.5	54.8
FAS 143 assumption differences	1.2	—	—
Pre-tax PV10%	$338.5	$519.8	$294.5

Drilling Activities

We drilled, or participated in the drilling of, the following wells during the periods indicated.

	Year Ended December 31,
	2006 (a)		2005 (b)		2004 (c)
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Natural gas	4	1.4	8	4.5	10	5.4
Oil	6	4.6	0	0.0	1	0.9
Non-productive	10	5.2	4	3.5	7	5.2
Total	20	11.2	12	8.0	18	11.5
Development wells:
Natural gas	13	9.7	19	10.4	35	13.9
Oil	1	0.0	2	1.1	2	0.3
Non-productive	3	1.4	3	2.2	5	1.5
Total	17	11.1	24	13.7	42	15.7

__________

(a)	Excludes three (1.9 net) exploratory and two (0.8 net) development wells that are completing and one (0.4 net) development was that was drilling.

(b)	Includes two (1.0 net) development wells that commenced drilling in 2005 and was completed productive in 2006.

(c)	Includes one (1.0 net) exploratory well that commenced drilling in 2004 and were completed productive in 2005.

We do not own drilling rigs and all of our drilling activities have been conducted by independent contractors or by industry participant operators under standard drilling contracts.

Productive Wells and Acreage

Productive Wells

The following table sets forth our ownership interest at December 31, 2006 in productive oil and natural gas wells in the areas indicated. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells are the total number of producing wells in which we have an interest, and net wells are determined by multiplying gross wells by our average working interest.

	Natural Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
Onshore Gulf Coast	67	35.2	21	5.1	88	40.3
Anadarko Basin	126	40.2	16	4.1	142	44.3
Rocky Mountains	0	0	6	4.1	6	4.1
West Texas and Other	14	1.9	68	23.4	82	25.3
Total	207	77.3	111	36.7	318	114.0

Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, two had multiple completions.

Acreage

Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. The following table sets forth the approximate developed and undeveloped acreage that we held a leasehold interest in at December 31, 2006.

	Developed(a)		Undeveloped(a)		Total
	Gross	Net	Gross	Net	Gross	Net
Onshore Gulf Coast	18,668	8,925	38,265	26,368	56,933	35,293
Anadarko Basin	63,955	29,973	21,341	17,582	85,296	47,555
Rocky Mountains	7,630	7,630	106,252	103,047	113,882	110,677
West Texas & Other	18,596	6,278	10,951	8,476	29,547	14,754
Total	108,849	52,806	176,809	155,473	285,658	208,279

(a)	Does not include acreage for which assignments have not been received.

In addition, as of December 31, 2006, we had 2,442 gross and 1,824 net mineral acres.

All of our leases for undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless we renew the existing leases, we establish production from the acreage, or some other “savings clause” is exercised. The following table sets forth the minimum remaining lease terms for our gross and net undeveloped acreage.

	Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2007	22,233	16,331
December 31, 2008	42,107	35,877
December 31, 2009	35,375	29,106
December 31, 2010	8,679	7,277
December 31, 2011	61,203	59,743
Thereafter	7,212	7,139
Total	176,809	155,473

In addition, as of December 31, 2006, we had lease options and rights of first refusal to acquire additional acres. The following table sets forth the expiration year of our options and right of first refusal agreements and our gross and net acres associated with those options and agreements.

	Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2007	11,624	10,724

Volumes, Prices and Production Costs

The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including hedging settlement gains (losses), the average price we received including hedging settlement and unrealized gains (losses) and average production costs associated with our sale of oil and natural gas for the periods indicated. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and as a result, we will mark-to-market these derivatives in future periods. In addition, all future derivatives will be undesignated and therefore subject to mark-to-market accounting. The mark-to-market accounting requires that we record both derivative settlement and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. We have elected to include both derivative settlements and unrealized gains (losses) within revenue. As such, unrealized gains (losses) on derivatives will no longer be included within either other comprehensive income or other income (expense) and will therefore be reflected in revenue. Prior periods for which unrealized gains (losses) have been included in other comprehensive income or other income (expense) are indicated with “NA” in the table on the next page.

	Year Ended December 31,
	2006	2005	2004
Production:
Oil (MBbls)	442	450	573
Natural gas (MMcf)	10,603	9,213	8,830
Natural gas equivalent (MMcfe)	13,254	11,913	12,265

Average oil prices:
Oil price (per Bbl)	$64.04	$54.73	$40.13
Oil price including derivative settlement gains (losses) (per Bbl)	$64.39	$51.95	$35.17
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$64.79	NA	NA

Average natural gas prices:
Natural gas price (per Mcf)	$6.74	$8.29	$6.05
Natural gas price including derivative settlement gains (losses) (per Mcf)	$7.09	$7.97	$5.84
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$7.31	NA	NA

Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$7.53	$8.48	$6.23
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	$7.82	$8.13	$5.85
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$8.01	NA	NA

Average production costs (per Mcfe):
Lease operating expenses (includes costs for operating and maintenance and expensed workovers)	$0.69	$0.51	$0.43
Ad valorem taxes	$0.12	$0.09	$0.07
Production taxes	$0.30	$0.28	$0.25

Item 3.  Legal Proceedings

We are, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2006, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on our capital expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The following are our executive officers as of March 5, 2007.

Name	Age	Position
Ben M. Brigham	47	Chief Executive Officer, President and Chairman
Eugene B. Shepherd, Jr.	48	Executive Vice President and Chief Financial Officer
David T. Brigham	46	Executive Vice President — Land and Administration and Director
A. Lance Langford	44	Executive Vice President — Operations
Jeffery E. Larson	48	Executive Vice President — Exploration

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

Eugene B. Shepherd, Jr. has served as Executive Vice President and Chief Financial Officer since October 2003, and previously served as Chief Financial Officer from June 2002 to October 2003. Mr. Shepherd has approximately 24 years of financial and operational experience in the energy industry. Prior to joining us, Mr. Shepherd served as Integrated Energy Managing Director for the investment banking division of ABN AMRO Bank, where he executed merger and acquisition advisory, capital markets and syndicated loan transactions for energy companies. Prior to joining ABN AMRO, Mr. Shepherd spent fourteen years as an investment banker for Prudential Securities Incorporated, Stephens Inc. and Merrill Lynch Capital Markets. Mr. Shepherd worked as a petroleum engineer for over four years for both Amoco Production Company and the Railroad Commission of Texas. He holds a B.S. in Petroleum Engineering and an MBA, both from the University of Texas at Austin.

David T. Brigham joined us in 1992 and has served as a Director since May 2003 and as Executive Vice President — Land and Administration since June 2002. Mr. Brigham served as Senior Vice President — Land and Administration from March 2001 to June 2002, Vice President — Land and Administration from February 1998 to March 2001, as Vice President — Land and Legal from 1994 until February 1998 and as Corporate Secretary from February 1998 to September 2002. From 1987 to 1992, Mr. Brigham worked as an attorney in the energy section with Worsham, Forsythe, Sampels & Wooldridge. For a brief period of time before attending law school, Mr. Brigham was a landman for Wagner & Brown Oil and Gas Producers, an independent oil and gas exploration and production company. Mr. Brigham holds a B.B.A. in Petroleum Land Management from the University of Texas and a J.D. from Texas Tech School of Law. Mr. Brigham is the brother of Ben M. Brigham, Chief Executive Officer, President and Chairman of the Board.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock, Performance Graph, and Dividend Policy

Our common stock commenced trading on the NASDAQ Global Market (formerly the NASDAQ National Market) on May 8, 1997 under the symbol “BEXP.” The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated on the NASDAQ Global Market for the periods indicated. The sales information below reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
2005:
First Quarter	$9.83	$7.60
Second Quarter	9.65	7.10
Third Quarter	13.42	7.80
Fourth Quarter	14.68	11.35
2006:
First Quarter	$13.14	$7.85
Second Quarter	10.00	6.69
Third Quarter	8.10	5.72
Fourth Quarter	8.80	6.07

The closing market price of our common stock on March 5, 2007 was $5.30 per share. As of March 5, 2007, there were an estimated 181 record owners of our common stock.

No dividends have been declared or paid on our common stock to date. We intend to retain all future earnings for the development of our business. Our senior credit agreement, Senior Notes, and Series A preferred stock restrict our ability to pay dividends on our common stock.

We are obligated to pay dividends on our Series A preferred stock. At our option, these dividends were paid in kind through the issuance of additional shares of preferred stock in lieu of cash at a rate of 8% per annum through September 2005. Since October 2005, all dividends related to our series A preferred stock have been and are required to be paid in cash at a rate of 6% per annum. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Mandatorily Redeemable Preferred Stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information regarding our equity compensation plans as of the year ended December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(a)	3,243,566	$7.08	940,420
Equity compensation plans not approved by security holders	—	—	—
Total	3,243,566	$7.08	940,420

____________

(a)	Does not include 391,367 shares of restricted stock issued and outstanding at December 31, 2006.

Issuer Purchases of Equity Securities

In 2006, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 2006	2,720	$6.970
January 2006	17,968	$11.740

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

We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2006, 2005 and 2004, and balance sheet data as of December 31, 2006 and 2005 from the audited consolidated financial statements included in this report. We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002, from our accounting books and records.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share information)
Statement of Operations Data:
Revenues:
Oil and natural gas sales	$102,835	$96,820	$71,713	$51,545	$35,100
Gain (loss) on derivatives, net	3,335	—	—	—	—
Other revenue	127	220	515	132	76
Total revenues	106,297	97,040	72,228	51,677	35,176

Costs and expenses:
Lease operating	10,701	7,161	6,173	5,200	3,759
Production taxes	4,021	3,353	3,107	2,477	1,977
General and administrative	7,887	5,533	5,392	4,500	4,971
Depletion of oil and natural gas properties	46,386	33,268	23,844	16,819	14,694
Depreciation and amortization	537	762	722	629	440
Accretion of discount on asset retirement obligations	317	180	159	142	—
Total costs and expenses	69,849	50,257	39,397	29,767	25,841
Operating income	36,448	46,783	32,831	21,910	9,335
Other income (expense):
Interest income	1,207	245	84	45	119
Interest expense, net	(9,688)	(3,980)	(3,144)	(4,815)	(6,238)
Gain loss on derivatives, net	3,213	(814)	625	68	(14)
Other income (expense)	1,352	238	117	(669)	(296)
Debt conversion expense	—	—	—	—	(630)
Total other income (expense)	(3,916)	(4,311)	(2,318)	(5,371)	(7,059)
Income before income taxes and cumulative effect of change in accounting principle	$32,532	$42,472	$30,513	$16,539	$2,276
Income tax benefit (expense):
Current	—	—	—	—	—
Deferred	(12,744)	(15,037)	(10,863)	1,223	—
	(12,744)	(15,037)	(10,863)	1,223	—
Income before cumulative effect of change in accounting principle	19,788	27,435	19,650	17,762	2,276
Cumulative effect of change in accounting principle	—	—	—	268	—
Net income	19,788	27,435	19,650	18,030	2,276
Preferred dividend and accretion	—	—	—	3,448	2,952
Net income (loss) available to common stockholders	$19,788	$27,435	$19,650	$14,582	$(676)
Net Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.44	$0.65	$0.49	$0.62	$(0.04)
Diluted	0.43	0.63	0.47	0.51	(0.04)
Net income (loss) per share available to common shareholders:
Basic	$0.44	$0.65	$0.49	$0.63	$(0.04)
Diluted	0.43	0.63	0.47	0.52	(0.04)
Weighted average shares outstanding:
Basic	45,017	42,481	40,445	23,363	16,138
Diluted	45,597	43,728	41,616	34,354	16,138

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Statement of Cash Flows Data:
Net cash provided (used) by:
Operating activities	$88,687	$64,379	$56,381	$41,691	$28,973
Investing activities	(171,747)	(113,220)	(84,645)	(46,089)	(27,206)
Financing activities	83,385	50,535	24,766	(5,141)	8,439
Balance Sheet Data:
Cash and cash equivalents	$4,300	$3,975	$2,281	$5,779	$15,318
Oil and natural gas properties, using the full cost method of accounting, net	485,525	347,329	261,979	198,490	166,006
Total assets	522,587	380,427	286,307	224,982	203,085
Long-term debt	149,334	63,100	41,000	39,000	81,797
Series A preferred stock, mandatorily redeemable	10,101	10,101	9,520	8,794	19,540
Series B preferred stock, mandatorily redeemable	—	—	—	—	4,777
Total stockholders’ equity	266,015	241,640	183,276	139,111	62,775

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.

Sources of Our Revenues

We derive our revenues from the sale of oil and natural gas that is produced from our properties. Revenues are a function of the volume produced and the prevailing market prices at the time of sale.

To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a portion of our oil and natural gas production. Our current strategy is to hedge up to 90% of our proved developed producing (PDP) volumes for the upcoming 12 months and 80% of our PDP for the remaining period. The use of certain types of derivative instruments may prevent us from realizing the benefit of upward price movements. See “Item 1A. Risk Factors — Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.”

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

—
Lease operating expenses also include ad valorem taxes, which are imposed by local taxing authorities such as school districts, cities, and counties or boroughs. The amount of tax we pay is based on a percent of value of the property assessed or determined by the taxing authority on an annual basis. When oil and natural gas prices rise, the value of our underlying property interests increase, which results in higher ad valorem taxes.

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

—
Historically, taxing authorities have occasionally encouraged the oil and natural gas industry to explore for new oil and natural gas reserves, or to develop high cost reserves, through reduced tax rates or tax credits. These incentives have been narrow in scope and short-lived. A small number of our wells have qualified for reduced production taxes because they were discoveries based on the use of 3-D seismic or they are high cost wells.

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

General and Administrative Expense is our overhead, and includes payroll and benefits for our corporate staff, costs of maintaining our headquarters, managing our production and development operations and legal compliance. We capitalize general and administrative costs directly related to our exploration and development activities.

Interest. We rely on our Senior Notes, our Series A preferred stock and our senior credit facility to fund our short-term liquidity (working capital) and a portion of our long-term financing needs. We pay a fixed interest rate on both the Senior Notes and the preferred stock, but the interest rate that we pay on our senior credit facility correlates to both fluctuations in interest rates and to the extent that our cash flows from operations do not exceed our spending. We expect to continue to incur interest expense as we continue to grow. We capitalize interest directly related to our unevaluated properties and certain properties under development, which are not being amortized.

Income Taxes. We are generally subject to a 35% federal income tax rate. For income tax purposes, we are allowed deductions for accelerated depreciation, depletion, intangible drilling costs, and state taxes. Through 2006, all of our income taxes were deferred.

Capital Commitments

Our primary needs for cash are to fund our capital expenditure program, our working capital obligations and for the repayment of contractual obligations. In the future, cash will also be required to fund our capital expenditures for the exploration and development of properties necessary to offset the inherent declines in production and proven reserves that are typical in an extractive industry like ours. Future success in growing reserves and production will be highly dependent on our access to cost effective capital resources and our success in economically finding and producing additional oil and natural gas reserves. Funding for our exploration and development of oil and natural gas activities and the repayment of our contractual obligations may be provided by any combination of cash flow from operations, cash on our balance sheet, the unused committed borrowing capacity under our senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources as discussed in “— Contractual Obligations” and “— Liquidity and Capital Resources.” Cash flows from operations and the unused committed borrowing capacity under our senior credit agreement fund our working capital obligations. We believe that cash on hand, net cash provided by operating activities, and the unused committed borrowing capacity under our senior credit agreement will fund our future financial obligations and liquidity.

Capital Expenditures

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:

•	cost of acquiring and maintaining our lease acreage position and our seismic resources;

•	cost of drilling and completing new oil and natural gas wells;

•	cost of installing new production infrastructure;

•	cost of maintaining, repairing and enhancing existing oil and natural gas wells;

•	cost related to plugging and abandoning unproductive or uneconomic wells; and,

•	indirect costs related to our exploration activities, including payroll and other expenses attributable to our exploration professional staff.

Our budgeted capital expenditures for 2007 are as follows:

2007
(In millions)
Drilling	$91.2
Net land and seismic	11.2
Capitalized interest and G&A	11.5
Other assets	1.0
Total	$114.9

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

Over the past three years, we have spent approximately $301.4 million to drill 53 exploratory wells and 86 developments wells. For 2007, we currently plan to spend approximately $91.2 million to drill seven exploratory wells with an average working interest of 62% and to drill 15 development wells with an average working interest of 65%. We believe that we possess a multi-year inventory of exploratory drilling prospects, the majority of which have been internally generated by our staff. We expect that we will continue to emphasize our prospect generation and drilling strategy as our primary means of creating value for our stockholders.

To support our prospect generation activities, we allocate a portion of our capital expenditures to land and seismic. Over the past three years, we have spent $64.3 million on land and seismic activities. For 2007, we expect to spend approximately $11.2 million or 10% of our total planned capital expenditures on land and seismic activities.

Additionally, we currently plan to capitalize approximately $11.5 million of our forecasted general and administrative cost and forecasted interest in 2007.

The final determination with respect to our 2007 budgeted expenditures will depend on a number of factors, including:

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

For a more in depth discussion of our 2006 capital expenditures see “Item 2. Properties.”

Contractual Obligations

The following schedule summarizes our known contractual cash obligations at December 31, 2006 and the effect these obligations are expected to have on our future cash flow and liquidity.

	Payments Due by Year
	Total	2007	2008	2009- 2010	2011 and Thereafter
	(In thousands)
Debt:
Senior Notes	$125,000	$—	$—	$—	$125,000
Senior credit agreement	25,900	—	—	25,900	—
Mandatorily redeemable, Series A preferred stock	10,101	—	—	10,101	—
Total	$161,001	$—	$—	$36,001	$125,000
Other commitments:
Interest, Senior Notes(a)	$89,232	$12,031	$12,031	$24,063	$41,107
Interest, senior credit agreement(b)	5,956	1,702	1,702	2,552	—
Dividend Mandatorily redeemable, Series A preferred stock(c)	2,322	606	606	1,110	—
Non-cancelable operating leases	3,930	702	687	1,425	1,116
Total	$262,441	$15,041	$15,026	$65,151	$167,223
____________

(a)	Senior Note interest calculated assuming $123.4 million of Senior Notes outstanding and an interest rate of 9.625%. The payments are made in May and November until its maturity in May 2014.

(b)
Senior credit agreement interest calculated assuming $25.9 million outstanding under our senior credit agreement, an interest rate of 6.57% and the agreement matures in June 2010. This interest rate assumes that we utilize approximately 24% of the available borrowing base during the period and a Eurodollar rate of 5.32% plus a margin of 1.25%. The Eurodollar rate used for the calculation is the one month Eurodollar rate on December 29, 2006. The amount of interest that we pay on amounts borrowed under our senior credit agreement will fluctuate over time as borrowings increase or decrease, as the applicable Eurodollar rate increases and decreases and as the applicable interest rate increases or decreases. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

(c)	Dividend Mandatorily redeemable, Series A preferred stock calculated assuming $10.1 million of Series A preferred stock outstanding, a cash dividend of 6% per annum and a maturity of October 31, 2010.

We also have liabilities of $5.0 million related to asset retirement obligations on our Consolidated Balance Sheet as of December 31, 2006. Due to the nature of these obligations, we cannot determine precisely when payments will be made to settle these obligations. See “Item 8. Financial Statements and Supplementary Data — Note 7.”

Results of Operations

Comparison of the twelve-month periods ended December 31, 2006, 2005 and 2004

Production volumes

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
Oil (MBbls)	442	(2%)	450	(21%)	573
Natural gas (MMcf)	10,603	15%	9,213	4%	8,830
Total (MMcfe)(1)	13,254	11%	11,913	(3%)	12,265
Average daily production (MMcfe/d)	36.8		33.1		34.1
__________
(1)	MMcfe is defined one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

Our net equivalent production volumes for 2006 increased by 11% to 13.3 Bcfe (36.8 MMcfe/d) from 11.9 Bcfe (33.1 MMcfe/d) in 2005. Our production volumes for 2006 increased because of production from new wells that we drilled and completed during the year more than offset the natural decline of production from wells that we drilled and completed in prior periods. Natural gas represented 80% and 77% of our total production in 2006 and 2005, respectively.

The following is additional information regarding our 2006 production.

•
Production from our Onshore Gulf Coast province for 2006 increased 18% when compared to 2005. Production from this province represented 61% of our total production in 2006 versus 57% in 2005. Approximately 82% of our 2006 production from this province was natural gas compared to 78% in 2005.

•
Production from our Anadarko Basin province for 2006 increased 3% when compared to 2005. Production from this province represented 31% of our total production in 2006 versus 34% in 2005. Approximately 92% of our 2006 and 2005 production from this province was natural gas.

•	Production from our Rocky Mountains province for 2006 represented 1% of our total production in 2006. Approximately 92% of our 2006 production from this province was oil.

•
Production from our West Texas province for 2006 decreased 10% when compared to 2005. Production from this province represented 7% of our total production in 2006 versus 9% in 2005. Approximately 83% of our 2006 production from this province was oil compared to 85% in 2005.

Our net equivalent production volumes for 2005 were 11.9 Bcfe (33.1 MMcfe/d) compared to 12.3 Bcfe (34.1 MMcfe/d) in 2004. Our production volumes for 2005 declined because new production from wells that we drilled and completed during the last quarter of 2004 and during 2005 did not offset the natural decline of production from wells that we drilled and completed in prior periods. However, our production volumes for the fourth quarter of 2005 were 40.8 MMcfe per day or 23% higher than our average daily production volumes for 2005. Natural gas represented 77% and 72% of our total production in 2005 and 2004, respectively.

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

Revenue, commodity prices and hedging

The following table shows our revenue from the sale of oil and natural gas for 2006, 2005 and 2004. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and, as a result, we will mark-to-market these derivatives in future periods. In addition, all future derivatives will be undesignated and therefore subject to mark-to-market accounting. Mark-to-Market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. Begining October 1, 2006, we will include both derivative settlements and unrealized gains (losses) within revenue. As such, unrealized gains (losses) on derivatives will no longer be included within either other comprehensive income or other income (expense) and will therefore be reflected in the revenue as outlined in the table below. Prior periods for which unrealized gains (losses) have been included in other comprehensive income or other income (expense) are indicated with “NA” in the table below.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(In thousands, except per unit measurements)
Oil revenue:
Oil revenue	$28,291	15%	$24,628	7%	$22,976
Oil derivative settlement gains (losses)	157	NM	(1,249)	(56%)	(2,841)
Oil revenue including oil derivative settlements	$28,448	22%	$23,379	16%	$20,135
Oil derivative unrealized gains (losses)	175	NM	NA	NM	NA
Oil revenue including derivative settlements and unrealized gains (losses)	28,623	22%	23,379	16%	20,135
Natural gas revenue:
Natural gas revenue	$71,503	(6%)	$76,366	43%	$53,431
Natural gas derivative settlement gains (losses)	3,639	NM	(2,925)	58%	(1,853)
Natural gas revenue including derivative settlements	$75,142	2%	$73,441	42%	$51,578
Natural gas derivative unrealized gains (losses)	2,405	NM	NA	NM	NA
Natural gas revenue including derivative settlements and unrealized gains (losses)	77,547	6%	73,441	42%	51,578
Oil and natural gas revenue:
Oil and natural gas revenue	$99,794	(1%)	$100,994	32%	$76,407
Oil and natural gas derivative settlement gains (losses)	3,796	NM	(4,174)	(11%)	(4,694)
Oil and natural gas revenue including derivative settlement gains (losses)	103,590	7%	$96,820	35%	$71,713
Oil and natural gas derivative unrealized gains (losses)	2,580	NM	NA	NM	NA
Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	106,170	10%	96,820	35%	71,713
Other revenue	127	(42%)	220	(57%)	515
Total revenue	$106,297	10%	$97,040	34%	$72,228

Average oil prices:
Oil price (per Bbl)	$64.04	17%	$54.73	36%	$40.13
Oil price including derivative settlement gains (losses) (per Bbl)	$64.39	24%	$51.95	48%	$35.17
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$64.79	NM	NA	NM	NA
Average natural gas prices:
Natural gas price (per Mcf)	$6.74	(19%)	$8.29	37%	$6.05
Natural gas price including derivative settlement gains (losses) (per Mcf)	$7.09	(11%)	$7.97	36%	$5.84
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$7.31	NM	NA	NM	NA
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$7.53	(11%)	$8.48	36%	$6.23
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	$7.82	(4%)	$8.13	39%	$5.85
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$8.01	NM	NA	NM	NA

	2005 to 2006	2004 to 2005
Change in revenue from the sale of oil
Price variance impact	$4,112	$6,570
Volume variance impact	(449)	(4,918)
Cash settlement of derivative hedging contracts	1,406	1,592
Unrealized gains (losses) due to derivative hedging contracts	175	NA
Total change	$5,244	$3,244
Change in revenue from the sale of natural gas
Price variance impact	$(16,400)	$20,627
Volume variance impact	11,537	2,308
Cash settlement of derivative hedging contracts	6,564	(1,072)
Unrealized gains (losses) due to derivative hedging contracts	2,405	NA
Total change	$4,106	$21,863
Change in revenue from the sale of oil and natural gas
Price variance impact	$(12,288)	$27,197
Volume variance impact	11,088	(2,610)
Cash settlement of derivative hedging contracts	7,970	520
Unrealized gains (losses) due to derivative hedging contracts	2,580	NA
Total change	$9,350	$25,107

Our 2006 oil and natural gas revenue including derivative settlements and unrealized gains (losses) increased $9.4 million, or 10% when compared to 2005. The following were the primary reasons for the increase in our revenue:

•	An 11% decrease in the average natural gas equivalent price decreased revenue by $12.3 million;

•	An 11% increase in our production volumes increased revenue by $11.1 million;

•	A $3.8 million gain from the settlement of derivative contracts in 2006 versus a $4.2 million settlement loss in 2005 increased revenue by $8.0 million.

•
A $2.6 million unrealized gain due to derivative hedging contracts in 2006 versus no unrealized gain (loss) due to derivative hedging contracts in 2005 increased revenue by $2.6 million. In October 2006, we de-designated all derivatives that were previously classified as cash flow hedges and as such will mark-to-market these derivatives in future periods. In addition, all future derivatives will be undesignated and therefore subject to mark-to-market accounting. Mark-to-Market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. Begining October 1, 2006, we will include both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other comprehensive income or other income (expense) will instead be incorporated within revenue.

Our 2005 oil and natural gas revenue including derivative settlements increased $25.1 million, or 35% when compared to 2004. The following were the primary reasons for the increase in our revenue:

•	A 36% increase in the average natural gas equivalent price increased revenue by $27.2 million;

•	A 3% decrease in our production decreased revenue by $2.6 million;

•	A $4.2 million loss from the cash settlement of derivative contracts in 2005 versus a $4.7 million settlement loss in 2004 increased revenue by $0.5 million.

Other revenue. Other revenue relates to fees that we charge third parties who use our gas gathering systems to move their production from the wellhead to third party gas pipeline systems. Other revenue for 2006 was $127,000 compared to $220,000 in 2005 and $515,000 in 2004. Costs related to our gas gathering systems are recorded in lease operating expenses.

Hedging. We utilize swaps, collars, three way costless collars and floor contracts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments and Hedging Activities” for a description of our derivative contracts and our open derivative contracts.

The following table details derivative contracts that settled during 2006, 2005 and 2004 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain /(loss) upon settlement.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
Oil swaps
Volumes (Bbls)	—	NM	—	NM	73,050
Average swap price (per Bbl)	$—	NM	$—	NM	$24.65
Gain /(loss) upon settlement (in thousands)	$—	NM	$—	NM	$(1,073)
Oil collars
Volumes (Bbls)	165,000	40%	118,105	(34%)	178,570
Average floor price (per Bbl)	$55.86	49%	$37.40	50%	$24.92
Average ceiling price (per Bbl)	$76.23	62%	$47.20	51%	$31.21
Gain /(loss) upon settlement (in thousands)	$157	NM	$(1,249)	(29%)	$(1,768)
Total oil
Volumes (Bbls)	165,000	40%	118,105	(53%)	251,620
Gain /(loss) upon settlement (in thousands)	$157	NM	$(1,249)	(56%)	$(2,841)
Natural gas swaps
Volumes (MMbtu)	—	NM	—	NM	753,000
Average swap price (per MMbtu)	$—	NM	$—	NM	$4.53
Gain /(loss) upon settlement (in thousands)	$—	NM	$—	NM	$(1,066)
Natural gas collars
Volumes (MMbtu)	4,070,000	54%	2,643,000	6%	2,504,000
Average floor price (per MMbtu)	$7.90	33%	$5.93	31%	$4.54
Average ceiling price (per MMbtu)	$14.33	82%	$7.86	15%	$6.85
Gain /(loss) upon settlement (in thousands)	$3,639	NM	$(2,925)	272%	$(787)
Total natural gas
Volumes (MMbtu)	4,070,000	54%	2,643,000	(19%)	3,257,000
Gain /(loss) upon settlement (in thousands)	$3,639	NM	$(2,925)	58%	$(1,853)

Operating costs and expenses

Production costs. We believe that per unit of production measures are the best way to evaluate our production costs. We use this information to internally evaluate our performance, as well as to evaluate our performance relative to our peers.

	Unit-of-Production (Per Mcfe)
	Year ended December 31,
	2006	% Change	2005	% Change	2004
Production costs:

Operating & maintenance	$0.63	34%	$0.47	31%	$0.36
Expensed workovers	0.06	50%	0.04	(43%)	0.07
Ad valorem taxes	0.12	33%	0.09	29%	0.07
Lease operating expenses	$0.81	35%	$0.60	20%	$0.50

Production taxes	0.30	7%	0.28	12%	0.25
Production costs	$1.11	26%	$0.88	17%	$0.75

	Amount (In thousands)
	Year ended December 31,
	2006	% Change	2005	% Change	2004
Production costs:

Operating & maintenance	$8,267	48%	$5,568	24%	$4,480
Expensed workovers	797	62%	492	(44%)	878
Ad valorem taxes	1,637	49%	1,101	35%	815
Lease operating expenses	$10,701	49%	$7,161	16%	$6,173

Production taxes	4,021	20%	3,353	8%	3,107
Production costs	$14,722	40%	$10,514	13%	$9,280

For 2006, our unit production cost increased 26% when compared to 2005. The following were the primary reasons for the increase in our 2006 production costs relative to 2005:

•
O&M expenses increased 34%, or $0.16 per Mcfe. Increases in salt water disposal, equipment rental, chemical treating, and well service and repair accounted for 69% of the per unit change. The increase in O&M expenses was primarily because of an increase in the number of wells that came on line during 2006 as compared to 2005 and to a lesser extent by service cost inflation.

•	Expense workovers were 50% higher, or $0.02 per Mcfe, due to a higher level of workover activity in 2006.

•
Ad valorem taxes increased 33%, or $0.03 per Mcfe, due to an increase in estimated property valuations for our oil and natural gas properties because of higher commodity prices in 2005 which were the basis for determining property tax rates for 2006.

•	Production taxes were 7% higher, or $0.02 per Mcfe, due to $0.5 million less in severance tax refunds received in 2006 than in 2005.

Unit production cost increased 17% in 2005 as compared to 2004. The following were the primary reasons for the increase in 2005 production costs relative to 2004:

•	Approximately $0.04 per Mcfe of the increase in our O&M expenses was due to cost associated with new wells that began producing in 2005.

•
Ad valorem taxes increased due to higher property valuations for our oil and natural gas properties due to higher commodity prices in 2004 which were the basis for determining property tax rates for 2005.

General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(In thousands, except per unit measurements)
General and administrative costs	$14,439	39%	$10,380	1%	$10,264
Capitalized general and administrative costs	(6,552)	35%	(4,847)	(1%)	(4,872)
General and administrative expenses	$7,887	43%	$5,533	3%	$5,392
General and administrative expense (per Mcfe)	$0.60	30%	$0.46	5%	$0.44

Our general and administrative expenses in 2006 were $2.4 million, or $0.14 per Mcfe, higher than 2005. The following were the primary reasons for the $4.1 increase in our 2006 general and administrative costs before capitalization over that in 2005:

•
General and administrative expense increased $1.6 million due to non-cash employee compensation costs associated with our 2006 adoption of SFAS 123R dealing with a change in accounting methodology for employee stock option expense.

•
Increases in payroll, benefits expense, bonuses and FICA tax totaled $2.1 million or the majority of the remaining increase in general and administrative expense. This increase was primarily because of an increase in employee salaries earned by the base employees for retention purposes and to a lesser extent because of an increase in the number of employees.

•
Increases in fees paid to our independent public accountants accounted for $0.5 million of the increase and resulted primarily from our change in auditors and the requirement that both our old and new auditors review our financial statements for a two year transition period.

Our 2005 general and administrative expenses were $141,000, or $0.02 per Mcfe, higher than 2004. The following were the primary reasons for the $116,000 increase in our 2005 general and administrative costs before capitalization over that in 2004:

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

•	These increases were offset by a $188,000 decrease in legal fees, a $161,000 decrease in office rent and a $31,000 decrease in costs for financial reporting.

Depletion of oil and natural gas properties. Our full-cost depletion expense is driven by many factors including certain costs spent in the exploration for and development of oil and gas reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(In thousands, except per unit measurements)
Depletion of oil and natural gas properties	$46,386	39%	$33,268	40%	$23,844
Depletion of oil and natural gas properties (per Mcfe)	$3.50	25%	$2.79	44%	$1.94

Our depletion expense for 2006 was 39% higher than 2005. Approximately $9.4 million of the increase in our depletion expense for 2006 was due to an increase in the depletion rate, while the remaining $3.7 million of the increase was due to an increase in our production volumes. The higher depletion rate was due to an increase in finding and development costs incurred in 2006 and an increase in future development costs associated with our year-end 2006 proved reserves.

Our depletion expense for 2005 was 40% higher than 2004. Approximately $10.2 million of the increase in our depletion expense for 2005 was due to an increase in our depletion rate. This increase was offset by $0.7 million due to the decline in our 2005 production volumes.

Net interest expense. Interest on our Senior Notes, our senior credit facility, our subordinated notes, which were terminated in April 2006, and dividends that we pay on our Series A mandatorily redeemable preferred stock represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our senior credit agreement. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(In thousands)
Interest on Senior Notes	$8,632	NM	$—	NM	$—
Interest on senior credit facility	743	(67%)	2,267	157%	882
Interest on senior subordinated notes(a)	699	(64%)	1,948	14%	1,703
Commitment fees	174	31%	133	(44%)	236
Dividend on mandatorily redeemable preferred stock	606	(17%)	734	1%	726
Amortization of deferred loan and debt issuance cost	1,665	239%	491	(36%)	766
Other general interest expense	5	(55%)	11	(58%)	26
Capitalized interest expense	(2,836)	77%	(1,604)	34%	(1,195)
Net interest expense	$9,688	143%	$3,980	27%	$3,144
Weighted average debt outstanding	$123,031	53%	$80,180	42%	$56,352
Average interest rate on outstanding indebtedness(b)	8.8%		6.3%		6.3%
__________
(a)
Our senior subordinated notes were repaid in April 2006 in conjunction with our Senior Notes issuance. The agreement was terminated upon repayment. In conjunction with the termination of the subordinated notes agreement, the associated interest rate swap was terminated. The $838,000 gain associated with the termination of the swap is included within other income (expense).

(b)
Calculated as the sum of the interest on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.

Our net interest expense for 2006 was 143% higher than 2005. The primary drivers behind the increase in our interest expense were a 53% increase in our weighted average debt outstanding, a higher average interest rate associated with our Senior Notes and the $1.0 write-off of deferred loan and debt issuance costs associated with the termination of the senior subordinated notes. The write-off of the senior subordinated notes issuance costs is included within amortization of deferred loan and debt issuance costs.

Our net interest expense for 2005 was 27% higher than 2004. The primary driver behind the increase in our interest expense was a 42% increase in our weighted average debt outstanding.

Other income (expense). Prior to October 1, 2006, other income (expense) included non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as cash flow hedges under SFAS 133, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of our derivative contracts that qualified as cash flow hedges under SFAS 133. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and as such will mark-to-market these derivatives in future periods. In addition, all future derivatives will be undesignated and therefore subject to mark-to-market accounting. Mark-to-Market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. Begining October 1, 2006, we will include both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other comprehensive income and other income (expense) will instead be incorporated within revenue.

	Year Ended December 31,
	2006		% Change	2005	% Change	2004
	(In thousands)
Derivative:
Non-cash gain (loss) due to change in fair market value of undesignated hedges	$	NA	NM	$(92)	179%	$(33)
Non-cash gain (loss) for ineffective portion of cash flow hedges		3,213	NM	(722)	NM	658
Cash settlement of undesignated hedges		NA	NM	—	0%	—
Derivative other income		3,213	NM	(814)	NM	625

Other:
Gain (loss) on inventory		(64)	(52%)	(134)	NM	—
Other income (loss)		1,416	281%	372	218%	117
Miscellaneous other income (loss)		1,352	468%	238	103%	117

Total other income (loss)		$4,565	NM	$(576)	NM	$742

The following table shows the volumes and the weighted average NYMEX reference price for our derivative contracts that we did not designate as cash flow hedges under SFAS 133 in 2006, 2005 and 2004.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
Written oil puts
Volumes (Bbls)	40,500	(44%)	72,000	NM	—
Average price ($ per Bbl)	$43.56	26%	$34.67	NM	$—
Total oil hedges
Volumes (Bbls)	40,500	(44%)	72,000	NM	—
Average price ($ per Bbl)	$43.56	26%	$34.67	NM	$—
Written natural gas puts
Volumes (MMbtu)	1,510,000	21%	1,250,000	793%	140,000
Average price ($ per MMbtu)	$6.81	16%	$5.88	7%	$5.50
Written natural gas basis swaps
Volumes (MMbtu)	1,260,000	NM	—	0%	—
Average price ($ per MMbtu)	$0.20	NM	$—	0%	$—
Total natural gas hedges
Volumes (MMbtu)	2,770,000	122%	1,250,000	793%	140,000
Average price ($ per MMbtu)	$3.80	(35%)	$5.88	7%	$5.50

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments and Hedging Activities” for a description of our derivative contracts and our derivative contracts open at December 31, 2006.

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

In 2005, we recognized a current year net deferred tax liability of $14.3 million due to reversals of our existing temporary difference between book and taxable income resulting mainly from our capital expenditures. Our $14.3 million net deferred tax liability consisted of a $15 million increase in our 2005 deferred income tax expense, a $42,000 tax effect of unrealized hedging losses, and a $791,000 credit to equity for the tax benefit from the exercise of stock options. Capital loss carryforwards of approximately $1.6 million expired at the end of 2005, reducing the valuation allowance we established in 2003 by $573,000. The $4.1 million increase in our 2005 deferred tax expense was primarily due to increased capital expenditures and a $12 million increase in our pre-tax income. The primary reason for the difference between our effective tax rate of 35.4% and the federal statutory rate of 35% was due to the effect of preferred stock dividends that were partially offset by deductible stock compensation.

In 2006, we recognized a current year net deferred federal tax liability of $12.3 million due to reversals of our existing temporary differences between book and taxable income resulting mainly from our capital expenditures. Our $12.3 million net deferred federal tax liability consisted of a $11.5 million increase in our 2006 deferred federal income tax expense and a $800,000 tax effect of unrealized hedging gains. The $2.3 million decrease in our 2006 deferred federal tax expense was primarily due to a $9.9 million decrease in pre-tax income. We also recognized a current year net deferred state tax liability of $1.2 million. Our $1.2 million net deferred state tax liability consisted of a new $1.3 million Texas franchise tax and miscellaneous deferred tax benefits of other states. The primary reasons for the difference between our effective tax rate of 39.2% and the federal statutory rate of 35% were due to the effects of preferred stock dividends, changes in accounting for stock compensation, and the new Texas franchise tax.

In May 2006, the state of Texas enacted legislation that replaces the taxable capital and earned surplus components of its franchise tax with a new franchise tax that is based on modified gross revenue. The new franchise tax (referred to as the “Margin Tax”) becomes effective beginning with this tax year. The current franchise tax remained in effect through the end of 2006. Within the context of generally accepted accounting principals in the United States, the Margin Tax is based on a measure of income and is thus accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. The Margin Tax applies a 1% tax on operating margin beginning in 2007 and payable in 2008. As mentioned above, we booked $1.3 million of deferred Margin Tax ($872,000 after-tax) in June 2006 to reflect the estimated impact of the adoption of the margin tax in 2006. Beginning in 2007, due to our ability to deduct intangible drilling costs, we anticipate that the bulk of the associated Margin Tax should be deferred.

Liquidity and Capital Resources

Sources of Capital

For 2007, we intend to fund our capital expenditure program and contractual commitments with cash flows from operations, borrowings under our senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources.

9 5/8% Senior Notes due 2014

In April 2006, we issued $125 million of Senior Notes. The Senior Notes were priced at 98.629% of their face value to yield 9 7/8% and are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P.(the “Guarantors”). We entered into an indenture (the “Indenture”), among us, the Guarantors and Wells Fargo Bank, N.A., as trustee, relating to the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by the Guarantors.

The Senior Notes were originally issued pursuant to the Indenture in a transaction exempt from the registration requirements of the Securities Act of 1933. We have completed an exchange offer to exchange all of the unregistered Senior Notes for registered Senior Notes.

We are obligated to pay the $125 million aggregate principal amount of the Senior Notes in cash upon maturity in May 2014. Starting in November 2006, we paid 9 5/8% interest per annum on the principal amount of the Senior Notes. Future interest payments are due semi-annually in arrears in May and November of each year.

The Senior Notes are our unsecured senior obligations, and:

•	rank equally in right of payment with all our existing and future senior indebtedness;
•	rank senior to all of our future subordinated indebtedness; and
•	are effectively junior in right of payment to all of our and the Guarantors’ existing and future secured indebtedness, including debt of our senior credit agreement.

The Indenture contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.

Additionally, the Indenture contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of December 31, 2006.

Senior Credit Agreement

In June 2005, we amended and restated our $100 million senior credit agreement to provide for revolving credit borrowings up to $200 million and to extend the maturity of the agreement from March 2009 to June 2010. In conjunction with the issuance of our Senior Notes, the borrowing base was reset to $50 million. In November 2006, we concluded our semi-annual redetermination process, which is described in further detail below, and at that time the borrowing base was reset to $110 million.

In April 2006, proceeds from the Senior Notes issuance were used to repay the $48.4 million balance outstanding under the senior credit agreement. As of December 31, 2006, we had $25.9 outstanding and therefore had $84.1 million of unused committed borrowing capacity available. As of December 31, 2005, we had $33.1 million in borrowings outstanding under the agreement. As of March 5, 2007, we had $53.0 million of borrowings outstanding under the senior credit agreement.

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

Borrowings under our senior credit agreement bear interest, at our election, at a base rate or a Eurodollar rate, plus in each case an applicable margin. These margins are reset quarterly and are subject to increase if the total amount borrowed under our senior credit agreement reaches certain percentages of the available borrowing base, as shown below:

Percent of Borrowing Base Utilized	Eurodollar Rate Advances	Base Rate Advances(1)
<50%	1.250%	0.000%
50% and < 75%	1.500%	0.000%
75% and < 90%	1.750%	0.250%
90%	2.000%	0.500%

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

We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are as follows:

Percent of Borrowing Base Utilized	Quarterly Commitment Fee
<50%	0.250%
50% and < 75%	0.250%
75% and < 90%	0.375%
90%	0.375%

Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at December 31, 2006 and interest coverage ratio for the twelve-month period ended December 31, 2006 were 1.9 to 1 and 8.8 to 1, respectively. As of December 31, 2006, we were in compliance with all covenant requirements in connection with our senior credit agreement.

Access to the committed and undrawn portion of our borrowing base could be limited based on the covenants that are part of the indenture governing the Senior Notes. Based on these covenants and the value of our proved reserves at December 2006, we calculate that we can incur up to $90.8 million of the $110 million borrowing base under the senior credit agreement. The future amounts of debt that we borrow under our senior credit agreement will depend primarily on net cash provided by operating activities, proceeds from other financing activities, reimbursements of prior land and seismic costs by third party participants in our projects and proceeds generated from asset dispositions. Further, growth in our proved reserves should give us the flexibility to incur additional debt under the senior credit agreement beyond the $90.8 million allowed under our Senior Notes covenants.

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

Access to Capital Markets

We currently have two effective universal shelf registration statements covering the sale, from time to time, of our common stock, preferred stock, depositary shares, warrants and debt securities, or a combination of any of these securities. In July 2004, we sold 2,598,500 shares of our common stock and in November and December 2005, we sold 8,625,000 total shares of our common stock under the first of our two registration statements. We have $73.4 million remaining available under this shelf registration statement.

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

Analysis of Changes In Cash and Cash Equivalents

The table below summarizes our sources and uses of cash during 2006, 2005 and 2004.

	Year Ended December 31,
	2006	% Change	2005	% Change	2004
	(In thousands)
Net income	$19,788	(28%)	$27,435	40%	$19,650
Non-cash charges	57,555	11%	51,723	42%	36,455
Changes in working capital and other items	11,344	NM	(14,779)	NM	276
Cash flows provided by operating activities	$88,687	38%	$64,379	14%	$56,381
Cash flows used by investing activities	(171,747)	52%	(113,220)	34%	(84,645)
Cash flows provided (used) by financing activities	83,385	65%	50,535	104%	24,766
Net increase (decrease) in cash and cash equivalents	$325	(81%)	$1,694	NM	$(3,498)

Analysis of net cash provided by operating activities

Net cash provided by operating activities for 2006 was $24.3 million higher than 2005. The following are the primary reasons for the increase:

•
An 11% increase in our production volumes from 2005 to 2006 combined with an $8.0 million increase from 2005 to 2006 in the settlements of our derivative contracts increased net cash provided by operating activities by $19 million. This increase was partially offset by a $12.3 million decline in revenue due to lower commodity prices.

•	An increase in production costs, cash general and administrative costs and net interest expense for 2006 reduced cash provided by operating activities by $11.7 million.

•	An increase in accounts payable and decrease in accounts receivable increased cash by $26.1 million.

Net cash provided by operating activities increased by $8 million from 2004 to 2005. The following are the primary reasons for the increase:

•
An increase in the sales prices we received from the sale of our oil and natural gas in 2005 combined with a decrease in losses related to the cash settlement of derivative contracts in 2005 increased net cash provided by operating activities by $27.2 million. This increase was partially offset by a $2.6 million decline in revenue due to lower production volumes;

•	An increase in our production costs and cash general and administrative costs for 2005 reduced net cash provided by operating activities by $919,000;

•	An increase in the cash interest expense that we paid in 2005 reduced our net cash provided by operating activities in 2005 by $1.3 million;

•	The payment of accounts payable in excess of the collection of accounts receivable resulted in a $10.3 million decrease to our 2005 net cash provided by operating activities;

•	A decrease in advances paid to us by participants in our 3-D seismic projects and certain wells resulted in $4 million decrease to our 2005 net cash provided by operating activities.

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

Our working capital deficit at December 31, 2006 was $26.2 million compared to a working capital deficit of $9.1 million at December 31, 2005. Our working capital deficit at December 31, 2006, included an asset of $5.7 million and a liability of $4,700 related to the fair value our derivative contracts. Our working capital deficit at December 31, 2005, included a liability of $2.2 million and an asset of $224,000 related to the fair value of derivative contracts.

Analysis of changes in cash flows used by investing activities

Net cash used by investing activities increased by $58.5 million from 2005 to 2006. The primary drivers for the increase were an $40.1 million increase in our drilling capital expenditures net of changes in accrued drilling costs, a $12.0 million increase in our capital expenditures for land and seismic activities and a $3.2 million increase in capitalized costs.

Net cash used by investing activities increased by $28.6 million from 2004 to 2005. The primary drivers for the increase were an $18.7 million increase in our drilling capital expenditures net of changes in accrued drilling costs, a $6.6 million increase in our capital expenditures for land and seismic activities and a $1.1 million increase in capitalized costs.

The following is a detailed breakout of our capital expenditures for oil and natural gas activities for 2006, 2005 and 2004 in thousands.

	2006	% Change	2005	% Change	2004
Capital expenditures for oil and natural gas activities:
Drilling	$142,338	57%	$90,873	33%	$68,205
Land and seismic	31,683	61%	19,641	51%	12,993
Capitalized cost	9,954	47%	6,789	19%	5,714
Capitalized asset retirement obligation	609	(54%)	1,324	158%	513
Total	$184,584	56%	$118,627	36%	$87,425

Reconciling Items:
Other property and equipment	$(213)	(81%)	$(1,122)	NM	$378
Change in accrued drilling costs	(11,092)	81%	(6,119)	180%	(2,183)
Other	(1,532)	NM	1,834	NM	(975)
Total Reconciling Items	(12,837)	137%	(5,407)	94%	(2,780)

Net cash used in investing activities	$(171,747)	52%	$(113,220)	34%	$(84,645)

Analysis of changes in cash flows from financing activities

Over the three year period ended December 31, 2006, we have entered into various financing transactions with the intent of increasing our liquidity so that we could fund our capital expenditures for the exploration and development of oil and natural gas properties.

Our net cash provided by financing activities in 2006 was $32.9 million higher than in 2005. The majority of the increase is due to the issuance of our Senior Notes in April 2006. Net cash provided by financing activities in 2005 was $ 25.8 million higher than that in 2004. The increase was due to a $10.1 million increase in our senior credit agreement, a $10.0 million increase in our subordinated credit agreement and common stock issuances totaling $6.1 million.

Common Stock Transactions

Our net proceeds from the sale of common stock and employee stock option exercises were $29.2 million lower in 2006 than they were in 2005. This compares to net proceeds that were $6.6 million higher in 2005 than in 2004.

The following is a list of common stock transactions that occurred in 2006, 2005 and 2004 in thousands except per share data.

	Shares Issued	Net Proceeds
2006 common stock transactions:
Sale of common stock under universal shelf registration statement	—	$—
Exercise of employee stock options	95,100	$467
2005 common stock transactions:
Sale of common stock under universal shelf registration statement(a)	2,500,000	$28,321
Exercise of employee stock options	340,467	$1,314
2004 common stock transactions:
Sale of common stock under universal shelf registration statement(b)	2,598,500	$22,105
Exercise of employee stock options	314,181	972
__________
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

The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to our properties included in the prior year’s estimates. These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in oil and natural gas prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

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

Capitalized amounts except unevaluated costs are depleted using the units of production method. The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes. Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods. For the year ended December 31, 2006, our weighted average depletion expense per unit of production was $3.50 per Mcfe. A 10% decrease in our estimated net proved reserves at December 31, 2006, would result in a $0.38 per Mcfe increase in our per unit depletion expense and a $5.0 million decrease in our pre-tax net income.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity. Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test write-down increases when oil and gas prices are depressed or if we have substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect on December 29, 2006 ($5.475 per MMBtu for Henry Hub gas and $61.06 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit by $40.4 million, net of tax. However, subsequent to the end of the quarter, oil and natural gas prices increased, and on February 28, 2007, reached $7.21 per MMBtu for natural gas and $61.80 per barrel for oil. Utilizing these prices, our net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, we were not required to write-down the net capitalized costs of its oil and gas properties. Write-downs required by these rules do not impact our cash flow from operating activities, but do reduce net income and stockholders’ equity. No assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly. See “Item 1A. Risk Factors — Exploratory Drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts,” “Item 1A. Risk Factors — We need to replace our reserves at a faster rate than companies whose reserves have longer production periods. Our failure to replace our reserves would result in decreasing reserves and production over time” and “Item 1A. Risk Factors — Lower oil and natural gas prices may cause us to record ceiling limitation write-downs, which would reduce our stockholders’ equity.”

Asset Retirement Obligations

We have significant obligations to plug and abandon our oil and natural gas wells and related equipment. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. The related asset value is increased by the same amount. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation. See “— Oil and Natural Gas Property.” Additionally, increases in the discounted asset retirement liability resulting from the passage of time are reported as accretion of discount on asset retirement obligations expense on our Consolidated Statement of Operations.

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

We have a significant deferred tax asset associated with net operating loss carryforwards (NOLs). It is more likely than not that we will use these NOLs to offset current tax liabilities in future years. Our NOLs are more fully described in “Item 8. Financial Statements and Supplementary Data — Note 8.”

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

We similarly use derivative contracts to manage our risks associated with interest rate fluctuations on long-term debt. During 2003, we entered into an interest rate swap to convert the floating interest rate on our senior subordinated notes to a fixed interest rate to reduce our exposure to potentially higher interest rates in the future. The senior subordinated notes agreement was terminated in April 2006 in conjunction with the issuance of our Senior Notes. The interest rate swap was also terminated at that time and the $838,00 gain on termination was recorded to other income (expense). The swap is more fully described in “Item 8. Financial Statements and Supplementary Data — Note 11.”

All derivatives are accounted for in accordance with FASB requirement SFAS 133 and carried at fair value on the balance sheet. Prior to October 1, 2006, our derivatives were classified as either cash flow hedges or were undesignated. Cash flow hedges were valued quarterly and adjustments to the fair value of the contract prior to settlement were recorded to stockholders’ equity in other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded to revenue. Any unrealized gains (losses) for the ineffective portion of cash flow hedges were recorded to other income (expense). For undesignated hedges, both the changes in the fair market value of derivatives prior to settlement and the gains (losses) on the settlement of contracts were recorded to other income (expense). On October 1, 2006, we de-designated all cash flow hedges. In addition, all future hedges will be undesignated. At the end of each quarter, our derivatives will be marked-to-market to reflect the current fair value and both derivative settlements and unrealized gains (losses) will be recorded on the consolidated statement of operations. We elected to include all derivative settlement and unrealized gains (losses) within revenue.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155) “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. This did not have any impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (SFAS 158). The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on our financial statements because we do not currently have any defined benefit pension or other postretirement benefit plans.

On September 13, 2006 the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This did not have any impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect to recognize a liability of approximately $3.3 million as a result of adopting FIN 48.

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

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We did not have any excess tax benefits during 2006.

Other Matters

Commodity Prices

Changes in commodity prices significantly affect our capital resources, liquidity and operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of capital available we have to reinvest in our exploration and development activities. Commodity prices are impacted by many factors that are outside of our control. Over the past few of years, commodity prices have been highly volatile. We expect that commodity prices will continue to fluctuate significantly in the future. As a result, we cannot accurately predict future oil and natural gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.

The prices we receive for our oil production are based on global market conditions. Our average pre-hedged sales price for oil in 2006 was $64.04 per barrel, which was 17% higher than the prices we received in 2005. Significant factors that will impact 2007 oil prices include developments in Iraq, Iran and other Middle East countries and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas.

Natural gas prices are primarily driven by North American market forces. Factors that can affect the price of natural gas are changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Over the past three years natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in 2006 was $6.74 per Mcf, which was 19% lower than the price we received in 2005. The decrease in North American gas prices in 2006 was in response to weak supply and demand fundamentals. Natural gas prices for 2007 will depend on the balance between North American supply and demand.

Derivative Instruments

Our results of operations and operating cash flow are impacted by changes in market prices for oil and gas. We believe the use of derivative instruments, although not free of risk, allows us to reduce our exposure to oil and natural gas sales price fluctuations and thereby achieve a more predictable cash flow. While the use of derivative instruments limits the downside risk of adverse price movements, their use may also limit future revenues from favorable price movements. Moreover, our derivative contracts generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivative contracts will vary from time to time. See “Item 1A. Risk Factors — Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Derivative Instruments and Hedging Activities.”

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management Opinion Concerning Derivative Instruments

We use derivative instruments to manage exposure to commodity prices and interest rate risks. Our objectives for holding derivatives are to achieve a relatively consistent level of cash flow to support a portion of our planned capital spending. Our use of derivative instruments for hedging activities could materially affect our results of operations in particular quarterly or annual periods since such instruments can limit our ability to benefit from favorable price movements. We do not enter into derivative instruments for trading purposes.

Fair Value of Derivative Contracts

Prior to October 1, 2006, our derivatives were classified as either cash flow hedges or were undesignated. Cash flow hedges were valued quarterly and adjustments to the fair value of the contract prior to settlement were recorded to stockholders’ equity in other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded to revenue. Any unrealized gains (losses) for the ineffective portion of cash flow hedges were recorded to other income (expense). For undesignated hedges, both the changes in the fair market value of derivatives prior to settlement and the gains (losses) on the settlement of contracts were recorded to other income (expense).

On October 1, 2006, we de-designated all cash flow hedges. In addition, all future hedges will be undesignated. At the end of each quarter, our derivatives will be marked-to-market to reflect the current fair value and both derivative settlements and unrealized gains (losses) will be recorded on the consolidated statement of operations. We elected to include all derivative settlement and unrealized gains (losses) within revenue and will therefore no longer included those amounts within other income (expense).

The fair values of our derivative contracts are determined based on counterparties’ estimates and valuation models. We did not change our valuation methodology during the year ended December 31, 2006. The following table reconciles the changes that occurred in the fair values of our open derivative contracts during 2006.

	Fair Value of Undesignated Derivative Contracts	Fair Value of Cash Flow Derivative Contracts	Total
	(In thousands)
Estimated fair value of open contracts at December 31, 2005	$(125)	$(1,295)	$(1,420)
Changes in fair values of derivative contracts:
Natural gas collars	$636	$11,277	$11,913
Oil collars	43	370	413
Interest rate swap	—	(642)	(642)
De-designation of cash flow hedges	6,720	(6,720)	—
Settlements of derivative contracts that were open at December 31, 2005:
Natural gas collars	$(699)	$(3,040)	$(3,739)
Oil collars	—	50	50
Interest rate swap	—	—	—
Estimated fair value of open contracts at December 31, 2006	$6,575	$—	$6,575

Based upon the market prices at December 31, 2006, we expect to transfer approximately $891,060 of the gain included on our balance sheet in accumulated other comprehensive income (loss) to earnings during the next twelve months when transactions actually occur.

Derivative Instruments and Hedging Activities

Our primary commodity market risk exposure is to changes in the prices that we receive for our oil and natural gas production. The market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future. As such, we employ established policies and procedures to manage our exposure to fluctuations in the sales prices we receive for our oil and natural gas production via using derivative instruments.

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

During 2006, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas basis swaps, oil costless collars, oil three-way costless collars and interest rate swaps. See “Notes to the Consolidated Financial Statements — Note 11” for additional information regarding our derivative contracts.

We use costless collars to establish floor (purchased put option) and ceiling price (written call option) on our anticipated future oil and natural gas production. We receive no net premiums when we enter into these option arrangements. These contracts are settled monthly. When the settlement price for a period is above the ceiling price (written call option), we pay our counterparty. When the settlement price for a period is below the floor price (purchased put option), our counterparty is required to pay us. Prior to October 1, 2006, we designated these instruments as cash flow hedges as they were designed to achieve a more predictable cash flow, as well as reduce our exposure to price volatility.

A three-way costless collar consists of a costless collar (purchased put option and written call option) plus a put (written put) sold by us with a price below the floor price (purchased put option) of the costless collar. We receive no net premiums when we enter into these option arrangements. These contracts are settled monthly. The written put requires us to make a payment to our counterparty if the settlement price for a period is below the written put price. Combining the costless collar (purchased put option and written call option) with the written put results in us being entitled to a net payment equal to the difference between the floor price (purchased put option) of the costless collar and the written put price if the settlement price is equal to or less than the written put price. If the settlement price is greater than the written put price, the result is the same as it would have been with a costless collar. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while offsetting the associated cost with the sale of the written put. Prior to October 1, 2006, the costless collar portion of the three-way was designated as a cash flow hedge while the written put was undesignated.

Natural gas derivative transactions are generally settled based upon the average reported settlement prices on the NYMEX for the last three trading days of a particular contract month. Oil derivative transactions are generally settled based on the average reported settlement prices on the NYMEX for each trading day of a particular calendar month.

The following table reflects our open derivative contracts at December 31, 2006, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Natural Gas (MMbtu)	Purchased Put (Nymex)	Written Call (Nymex)
Natural Gas Costless Collars
01/01/07 - 01/31/07	180,000	$8.00	$23.25
01/01/07 - 01/31/07	70,000	$6.50	$9.75
01/01/07 - 03/31/07	270,000	$8.00	$21.20
01/01/07 - 03/31/07	225,000	$8.00	$15.75
01/01/07 - 03/31/07	150,000	$7.25	$9.65
01/01/07 - 03/31/07	90,000	$7.50	$10.00
01/01/07 - 03/31/07	300,000	$7.25	$10.00
02/01/07 - 02/28/07	60,000	$6.50	$9.75
02/01/07 - 03/31/07	300,000	$8.00	$25.75
03/01/07 - 03/31/07	40,000	$6.50	$9.75
04/01/07 - 04/30/07	60,000	$7.00	$10.00
04/01/07 - 10/31/07	280,000	$7.00	$15.45
04/01/07 - 10/31/07	280,000	$7.25	$15.25
04/01/07 - 10/31/07	280,000	$7.00	$14.85
04/01/07 - 10/31/07	700,000	$7.50	$11.00
04/01/07 - 10/31/07	350,000	$7.00	$11.60
04/01/07 - 10/31/07	350,000	$7.00	$9.10
04/01/07 - 10/31/07	350,000	$7.25	$9.60
05/01/07 - 05/31/07	50,000	$7.00	$10.00
06/01/07 - 06/30/07	40,000	$7.00	$10.00
07/01/07 - 07/31/07	30,000	$7.00	$10.00
08/01/07 - 08/31/07	20,000	$7.00	$10.00
11/01/07 - 03/31/08	250,000	$8.00	$13.40
11/01/07 - 03/31/08	300,000	$8.85	$15.00
11/01/07 - 03/31/08	300,000	$9.30	$15.00
11/01/07 - 03/31/08	500,000	$7.50	$13.30

Settlement Period	Crude Oil(Bbls)	Purchased Put (Nymex)	Written Call (Nymex)
Oil Costless Collars
01/01/07 - 01/31/07	5,000	$60.00	$74.75
01/01/07 - 02/28/07	5,000	$70.00	$85.20
01/01/07 - 03/31/07	21,000	$55.00	$74.50
01/01/07 - 03/31/07	24,000	$50.00	$78.25
01/01/07 - 06/30/07	24,000	$59.00	$90.00
01/01/07 - 12/31/07	12,000	$55.00	$79.00
02/01/07 - 04/30/07	9,000	$60.00	$74.75
04/01/07 - 05/31/07	12,000	$55.00	$80.30
04/01/07 - 09/30/07	30,000	$50.00	$81.50
04/01/07 - 09/30/07	12,000	$56.00	$92.50
05/01/07 - 04/30/08	24,000	$60.00	$74.75
06/01/07 - 07/31/07	8,000	$55.00	$80.30
06/01/07 - 08/31/07	6,000	$65.00	$80.00
07/01/07 - 10/31/07	10,000	$58.00	$90.50
08/01/07 - 10/31/07	9,000	$55.00	$80.30
10/01/07 - 12/31/07	9,000	$59.20	$90.00
10/01/07 - 03/31/08	18,000	$56.00	$89.95
10/01/07 - 03/31/08	6,000	$65.00	$80.25
11/01/07 - 12/31/07	4,000	$55.00	$80.30
11/01/07 - 03/31/08	10,000	$68.40	$90.00
01/01/08 - 03/31/08	7,500	$57.60	$90.00
04/01/08 - 10/31/08	21,000	$65.70	$90.00

The following table reflects commodity derivative contracts entered into subsequent to December 31, 2006, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Natural Gas (MMbtu)	Purchased Put (Nymex)	Written Call (Nymex)
Natural Gas Costless Collars
03/01/07 - 03/31/07	120,000	$7.00	$8.00
04/01/07 - 04/30/07	150,000	$7.00	$8.00
05/01/07 - 05/31/07	130,000	$7.00	$8.00
06/01/07 - 06/30/07	100,000	$7.00	$8.00
07/01/07 - 07/31/07	80,000	$7.00	$8.00
08/01/07 - 08/31/07	60,000	$7.00	$8.00
09/01/07 - 09/30/07	40,000	$7.00	$9.35
10/01/07 - 10/31/07	30,000	$7.00	$9.35
11/01/07 - 11/30/07	50,000	$8.00	$10.20
12/01/07 - 12/31/07	40,000	$8.00	$10.20
01/01/08 - 01/31/08	30,000	$8.00	$10.20
02/01/08 - 02/29/08	20,000	$8.00	$10.20
03/01/08 - 03/31/08	10,000	$8.00	$10.20

Starting October 1, 2006, Brigham de-designated all derivatives that were previously designated as cash flow hedges and will mark-to-market all derivatives in future periods. At the end of each period, the derivatives will be marked-to-market to reflect the current fair value and the realized and unrealized gains or losses will be recorded on the consolidated statement of operations rather than as a component of other comprehensive income.

Interest Rate Risk

At December 31, 2006, we had $159.4 million of debt, of which $133.5 million was fixed rate debt. Our fixed rate debt consists of our $123.4 million Senior Notes and $10.1 million in Series A preferred stock. The remaining $25.9 million of debt we had outstanding at December 31, 2006, was floating rate debt, which consisted of debt outstanding under our senior credit agreement.

The interest rate that we pay on amounts borrowed under our senior credit agreement is derived from the Eurodollar rate and a margin that is applied to the Eurodollar rate. This calculation was performed using the one month Eurodollar rate on December 29, 2006 which was 5.32%. The margin that we pay is based upon the percentage of our available borrowing base that we utilize at the beginning of the quarter. At December 31, 2006, the borrowing base for our senior credit agreement was $110 million. Since the amount that we had borrowed under our senior credit at December 31, 2006 was $25.9 million, we were utilizing approximately 24% of our available borrowing base. At this level of borrowing, our senior credit agreement requires us to pay a margin of 1.25%, thus the interest rate that we would be required to pay on the amounts borrowed under our senior credit facility would be 6.57%. A 10% increase in the Eurodollar rate would equal approximately 53 basis points. Such an increase in the Eurodollar rate would change our annual interest expense by approximately $138,000, assuming borrowed amounts under our senior credit facility remain at $25.9 million.

We are required to pay the dividends on our Series A preferred stock in cash at a rate of 6% per annum. The fair value of the Series A mandatorily redeemable preferred stock at December 31, 2006 was approximately $8.8 million.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 15, 2006, our audit committee engaged KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 and dismissed PricewaterhouseCoopers LLP, our previous independent registered public accounting firm. Information regarding this change in independent auditors was included in our report on Form 8-K dated June 15, 2006. There have been no other changes in accountants nor any disagreements with accountants.

During the fiscal years ended December 31, 2005 and 2004, and through June 15, 2006, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to their satisfaction, would have caused them to make reference thereto in its reports on the consolidated financial statements for such years.

The PricewaterhouseCoopers LLP reports on our consolidated financial statements and our subsidiaries as of and for the years ended December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2006, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information under the caption “Proposal One — Election of Directors”, the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and the information under the caption “Corporate Governance — Code of Business Conducted and Ethics” in our 2007 Proxy Statement for our annual meeting of stockholders to be held on Thursday, May 31, 2007. The 2007 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to Brigham’s executive officers is set forth in Part I of this report.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which sets forth certain information with respect to our equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 6, 2007.

BRIGHAM EXPLORATION COMPANY

By	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer,
President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacity indicated have signed this report below as of March 6, 2007.

/s/ BEN M. BRIGHAM	Chief Executive Officer, President and Chairman of
Ben M. Brigham	the Board (Principal Executive Officer)

/s/ EUGENE B. SHEPHERD, JR.	Executive Vice President and Chief Financial
Eugene B. Shepherd, Jr.	Officer (Principal Financial and Accounting Officer)

/s/ DAVID T. BRIGHAM	Executive Vice President — Land and
David T. Brigham	Administration and Director

/s/ HAROLD D. CARTER	Director
Harold D. Carter

/s/ STEPHEN C. HURLEY	Director
Stephen C. Hurley

/s/ STEPHEN P. REYNOLDS	Director
Stephen P. Reynolds

/s/ HOBART A. SMITH	Director
Hobart A. Smith

/s/ STEVEN A. WEBSTER	Director
Steven A. Webster

/s/ R. GRAHAM WHALING	Director
R. Graham Whaling

BRIGHAM EXPLORATION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brigham Exploration Company:

We have audited the accompanying consolidated balance sheet of Brigham Exploration Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brigham Exploration Company and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brigham Exploration Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Brigham Exploration Company:

We have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Brigham Exploration Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brigham Exploration Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Brigham Exploration Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Brigham Exploration Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Brigham Exploration Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 6, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Brigham Exploration Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brigham Exploration Company and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

s/s PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2006

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$4,300	$3,975
Accounts receivable	18,352	22,825
Deferred income taxes	—	482
Derivative assets	5,676	224
Other current assets	2,390	819
Property held for sale	500	—
Total current assets	31,218	28,325
Oil and natural gas properties, using the full cost method of accounting
Proved	631,339	483,760
Unproved	75,051	38,048
Accumulated depletion	(220,865)	(174,479)
	485,525	347,329
Other property and equipment, net	936	1,027
Deferred loan fees	3,420	2,174
Other noncurrent assets	1,488	1,572
Total assets	$522,587	$380,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,464	$12,128
Royalties payable	5,012	6,886
Accrued drilling costs	23,310	12,218
Participant advances received	3,990	2,116
Other current liabilities	5,677	4,119
Total current liabilities	57,453	37,467
Senior Notes	123,434	—
Senior credit facility	25,900	33,100
Senior subordinated notes	—	30,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 and 505,051 shares issued and outstanding at December 31, 2006 and 2005, respectively	10,101	10,101
Deferred income taxes	34,609	23,563
Other noncurrent liabilities	5,075	4,556
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,090,398 and 44,917,768 shares issued and 45,011,362 and 44,917,768 shares outstanding at December 31, 2006 and 2005, respectively	451	449
Additional paid-in capital	203,643	202,127
Treasury stock, at cost; 79,036 and zero shares at December 31, 2006 and 2005, respectively	(662)	—
Unearned stock compensation	—	(2,299)
Accumulated other comprehensive income (loss)	1,006	(426)
Retained earnings	61,577	41,789
Total stockholders’ equity	266,015	241,640
Total liabilities and stockholders’ equity	$522,587	$380,427

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Oil and natural gas sales	$102,835	$96,820	$71,713
Gain (loss) on derivatives, net	3,335	—	—
Other revenue	127	220	515
	106,297	97,040	72,228
Costs and expenses:
Lease operating	10,701	7,161	6,173
Production taxes	4,021	3,353	3,107
General and administrative	7,887	5,533	5,392
Depletion of oil and natural gas properties	46,386	33,268	23,844
Depreciation and amortization	537	762	722
Accretion of discount on asset retirement obligations	317	180	159
	69,849	50,257	39,397
Operating income	36,448	46,783	32,831
Other income (expense):
Interest income	1,207	245	84
Interest expense, net	(9,688)	(3,980)	(3,144)
Other income (expense)	4,565	(576)	742
	(3,916)	(4,311)	(2,318)
Income before income taxes and cumulative effect of change in accounting principle	32,532	42,472	30,513
Income tax benefit (expense):
Current	—	—	—
Deferred	(12,744)	(15,037)	(10,863)
	(12,744)	(15,037)	(10,863)
Net Income	$19,788	$27,435	$19,650

Net income (loss) per share available to common stockholders:
Basic:
Income before cumulative effect of change in accounting principle	$0.44	$0.65	$0.49
Diluted:
Income before cumulative effect of change in accounting principle	$0.43	$0.63	$0.47
Weighted average common shares outstanding:
Basic	45,017	42,481	40,445
Diluted	45,597	43,728	41,616

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other	Retained
	Common Stock		Additional		Unearned	Comprehensive	Earnings	Total
			Paid In	Treasury	Stock	Income	(Accumulated	Stockholders'
	Shares	Amounts	Capital	Stock	Compensation	(Loss)	Deficit)	Equity

Balance, December 31, 2003	40,247	$402	$151,263	$(4,402)	$(1,816)	$(1,040)	$(5,296)	$139,111
Net income	—	—	—	—	—	—	19,650	19,650
Unrealized gains on cash flow hedges	—	—	—	—	—	1,485	—	1,485
Tax provisions related to cash flow hedges	—	—	—	—	—	(290)	—	(290)
Net gains included in net income	—	—	—	—	—	(658)	—	(658)
Comprehensive income								20,187
Issuance of common stock	2,598	26	22,079	—	—	—	—	22,105
Issuance of restricted stock	—	—	514	—	(514)	—	—	—
Vesting of restricted stock	72	1	(1)	—	—	—	—	—
Exercise of employee stock options	314	3	969	—	—	—	—	972
Forfeitures of restricted stock	—	—	(131)	(4)	131	—	—	(4)
Tax benefit from the exercise of stock options	—	—	577	—	—	—	—	577
Repurchases of common stock	—	—	—	(301)	—	—	—	(301)
Amortization of unearned stock compensation	—	—	—	—	629	—	—	629
Balance, December 31, 2004	43,231	$432	$175,270	$(4,707)	$(1,570)	$(503)	$14,354	$183,276
Comprehensive income (loss):
Net income	—	—	—	—	—	—	27,435	27,435
Unrealized losses on cash flow hedges	—	—	—	—	—	(603)	—	(603)
Tax provisions related to cash flow hedges	—	—	—	—	—	(43)	—	(43)
Net losses included in net income	—	—	—	—	—	723	—	723
Comprehensive income								27,512
Issuance of common stock	2,500	25	28,206	—	—	—	—	28,231
Issuance of restricted stock	—	—	1,435	—	(1,435)	—	—	—
Vesting of restricted stock	65	1	(1)	—	—	—	—	—
Exercise of employee stock options	340	3	1,311	—	—	—	—	1,314
Tax benefit from the exercise of stock options	—	—	791	—	—	—	—	791
Repurchases of common stock	—	—	—	(190)	—	—	—	(190)
Retirement of treasury stock	(1,218)	(12)	(4,885)	4,897	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	706	—	—	706
Balance, December 31, 2005	44,918	$449	$202,127	$—	$(2,299)	$(426)	$41,789	$241,640
Comprehensive income (loss):
Net income	—	—	—	—	—	—	19,788	19,788
Unrealized gains (losses) on cash flow hedges	—	—	—	—	—	8,016	—	8,016
Tax provisions related to cash flow hedges	—	—	—	—	—	(770)	—	(770)
Net (gains) losses included in net income	—	—	—	—	—	(5,814)	—	(5,814)
Comprehensive income								21,220
Issuance of common stock	—	—	37	—	—	—	—	37
Vesting of restricted stock	77	1	(1)	—	—	—	—	—
Exercise of employee stock options	95	1	468	—	—	—	—	469
Repurchases of common stock	—	—	—	(230)	—	—	—	(230)
Forfeitures of restricted stock	—	—	432	(432)	—	—	—	—
Adoption of FAS 123R	—	—	(2,299)		2,299	—	—	—
Vesting of share-based payments	—	—	2,879	—	—	—	—	2,879
Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$—	$1,006	$61,577	$266,015

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$19,788	$27,435	$19,650
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depletion of oil and natural gas properties	46,386	33,268	23,844
Depreciation and amortization	537	762	722
Interest paid through issuance of additional mandatorily redeemable preferred stock	—	581	726
Stock based compensation	1,571	—	—
Write-off of deferred loan costs	965	—	—
Amortization of discount and deferred loan fees	717	491	766
Accretion of discount on asset retirement obligations	317	180	159
Market value adjustment for derivative instruments	(5,794)	814	(625)
Deferred income taxes	12,744	15,037	10,863
Provision for doubtful accounts	48	456	—
Other noncash items	64	134	—
Changes in working capital and other items:
Accounts receivable	4,425	(3,766)	(6,430)
Other current assets	(1,874)	(61)	2,848
Accounts and royalties payable	7,336	(9,456)	3,451
Other current liabilities	1,803	(989)	552
Noncurrent assets	—	(514)	—
Noncurrent liabilities	(346)	7	(145)
Net cash provided by operating activities	88,687	64,379	56,381
Cash flows from investing activities:
Additions to oil and natural gas properties	(171,597)	(112,856)	(84,439)
Proceeds from sale of oil and natural gas properties	25	9	92
Additions to other property and equipment	(510)	(345)	(378)
(Increase) decrease in drilling advances paid	335	(28)	80
Net cash used by investing activities	(171,747)	(113,220)	(84,645)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	37	28,231	22,105
Proceeds from issuance of senior subordinated notes and warrants	—	10,000	—
Proceeds from exercise of employee stock options	469	1,314	972
Proceeds from Senior Notes offering	123,286	—	—
Repurchases of common stock	(230)	(190)	(301)
Increase in senior credit facility	55,800	63,100	33,000
Repayment of senior credit facility	(63,000)	(51,000)	(31,000)
Principal payments on senior subordinated notes	(30,000)	—	—
Deferred loan fees paid	(2,977)	(920)	(10)
Net cash provided (used) by financing activities	83,385	50,535	24,766
Net increase (decrease) in cash and cash equivalents	325	1,694	(3,498)
Cash and cash equivalents, beginning of year	3,975	2,281	5,779
Cash and cash equivalents, end of year	$4,300	$3,975	$2,281

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of oil and natural gas properties primarily in the onshore Texas Gulf Coast, the Anadarko Basin, the Rocky Mountains and West Texas.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows are determined using prices at the end of the year. Under certain specific conditions, companies my elect to use subsequent prices for determining the estimated future net cash flows. Brigham has elected to use subsequent pricing for this purpose. There are many factors, including global events that may influence the production, processing, marketing and the price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Asset Retirement Obligations

Brigham records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

At the inception of a derivative contract, Brigham historically designated the derivative as a cash flow hedge. For all derivatives designated as cash flow hedges, Brigham formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract. To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis. Brigham historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered. If Brigham determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately. See Note 11 for a description of the derivative contracts which Brigham executes.

Derivatives, historically, were recorded on the balance sheet at fair value and changes in the fair value of derivatives were recorded each period in net income or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, depending on the type of hedge transaction. Brigham’s derivatives historically consisted primarily of cash flow hedge transactions in which Brigham was hedging the variability of cash flows related to a forecasted transaction. Period to period changes in the fair value of derivative instruments designated as cash flow hedges were reported in other comprehensive income and reclassified to net income in the periods in which the contracts are settled. The ineffective portion of the cash flow hedges was reflected in net income as an increase or decrease to other income (expense). Gains and losses on derivative instruments that did not qualify for hedge accounting were also recorded as an increase or decrease to other income (expense), in the period in which they occur. The resulting cash flows from derivatives are reported as cash flows from operating activities.

On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as accounting hedges under SFAS No. 133. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income or other income (expense).

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

The following table reflects the components of other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Balance, beginning of year	$(426)	$(503)	$(1,040)
Current period settlements reclassified to earnings	(3,042)	4,174	4,694
Current period change in fair value of hedges	11,058	(4,777)	(3,209)
Tax benefits (provisions) related to cash flow hedges	(770)	(43)	(290)
Net (gains) losses included in earnings	(5,814)	723	(658)
Balance, end of year	$1,006	$(426)	$(503)

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

Mandatorily Redeemable Preferred Stock

The Mandatorily Redeemable Preferred Stock is presented in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. Brigham adopted this standard as required on July 1, 2003.

New Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155) “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. This did not have any impact on Brigham’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects to recognize a liability of approximately $3.3 million as a result of adopting FIN 48.

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

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (SFAS 158). The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company’s financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

On September 13, 2006 the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

3.   Property and Equipment

Property and equipment, at cost, are summarized as follows (in thousands):

	December 31,
	2006	2005
Oil and natural gas properties	$706,390	$521,808
Accumulated depletion	(220,865)	(174,479)
	485,525	347,329
Other property and equipment:
3-D seismic interpretation workstations and software	1,357	1,673
Office furniture and equipment	2,817	2,714
Accumulated depreciation	(3,238)	(3,360)
	936	1,027
	$486,461	$348,356

Depletion expense is based on units-of-production. Production volumes used to determine depletion expense were 13,254 MMcfe for 2006 and 11,913 MMcfe for 2005.

Brigham capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in oil and natural gas properties over the periods benefited by these activities. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs are summarized as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Capitalized certain payroll and other internal costs	$7,118	$4,847	$4,872
Capitalized interest costs	2,836	1,604	1,195
	$9,954	$6,451	$6,067

The risk that the Company will experience a ceiling test writedown increases when oil and gas prices are depressed or if the Company has substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect on December 29, 2006 ($5.475 per MMBtu for Henry Hub natural gas and $61.06 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of the Company's oil and gas properties exceeded the ceiling limit by $40.4 million, net of tax. However, subsequent to the end of the year, oil and natural gas prices increased, and on February 28, 2006, reached $7.205 per MMBtu for natural gas and $61.80 per barrel for oil. Utilizing these prices, the Company’s net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, the Company was not required to writedown the net capitalized costs of its oil and gas properties.

Undesignated hedges are excluded from the ceiling test calculation. The company de-designated its cash flow hedges effective October 1, 2006.

4.   Senior Credit Facility, Senior Notes, and Senior Subordinated Notes

The following table reflects the outstanding balances of the senior credit facility, senior notes, and senior subordinated notes for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Senior Credit Facility	$25,900	$33,100
Senior Subordinated Notes	—	30,000
Senior Notes	125,000	—
Discount on Senior Notes	(1,566)	—
Total Debt	$149,334	$63,100
Less: Current Maturities	—	—
Total Long-Term Debt	$149,334	$63,100

Senior Credit Facility

During June 2005, Brigham amended and restated its senior credit facility to provide for revolving credit borrowings up to a maximum principal amount of $200 million at any one time outstanding. Borrowings under Brigham’s senior credit facility cannot exceed its borrowing base, which is determined at least semiannually. Brigham’s borrowing base under the amended and restated senior credit facility increased from $80 million to $90 million in November 2005. In conjunction with the issuance of the Senior Notes, the borrowing base was reset to $50 million. In November 2006, Brigham concluded the semi-annual redetermination process, which is described in further detail below, and at that time the borrowing base was reset to $110 million.

Brigham also extended the maturity of its senior credit facility from March 2009 to June 2010 and changed the interest rate that it pays on borrowings under the facility. Borrowings under the senior credit facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the senior credit facility) or Eurodollar rate (5.32% at December 31, 2006), plus in each case an applicable margin that is reset quarterly (1.25% at December 31, 2006). The applicable interest rate margin varies from 0.0% to 0.5% in the case of borrowings based on the base rate (as the term is defined in the senior credit facility) and from 1.25% to 2.0% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base. The applicable commitment fee varies from 0.25% to 0.375%, depending on the percentage of the available borrowing base not utilized. Borrowings under the senior credit facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.

The senior credit facility contains various covenants, including among others restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The senior credit facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1 and an interest coverage ratio (as defined) of at least 3 to 1. At December 31, 2006, Brigham was in compliance with all covenants under the senior credit facility.

In April 2006, proceeds from the Senior Notes issuance were used to repay the $48.4 million balance outstanding under the senior credit agreement. As of December 31, 2006, Brigham had $25.9 million in borrowings outstanding under its senior credit facility.

Senior Subordinated Notes

In April 2006, Brigham used a portion of the net proceeds from the sale of the Senior Notes issuance to repay the $30 million in borrowings that were outstanding under the senior subordinated credit agreement. Subsequent to this repayment, Brigham terminated the senior subordinated credit agreement and the associated interest rate swap designated as a cash flow hedge.

Senior Notes

In April 2006, Brigham issued $125 million of 9 5/8% Senior Notes due in 2014 (the “Senior Notes”). The Senior Notes were priced at 98.629% of their face value to yield 9 7/8% and are fully and unconditionally guaranteed by Brigham Exploration and its wholly-owned subsidiaries, Brigham Inc. and Brigham Oil & Gas, L.P. (the “Guarantors”). The guarantees are joint and several. Brigham Exploration does not have any independent assets or operations and the aggregate assets and revenues of the subsidiaries not guaranteeing are less than 3% of the Company’s consolidated assets and revenues. As of December 31, 2006, Brigham had $123.4 million of senior notes outstanding, net of discount of $1.6 million.

The Senior Notes agreement contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The Senior Notes agreement requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At December 31, 2006, Brigham was in compliance with all covenants under the Senior Notes agreement.

5.    Preferred Stock

Series A Mandatorily Redeemable Preferred Stock

The following table reflects the outstanding shares of Series A mandatorily redeemable preferred stock and the activity related thereto for the years ended December 31, 2006 and 2005 (in thousands, except share amounts):

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Shares	Amounts	Shares	Amounts
Balance, beginning of year	505,051	$10,101	475,986	$9,520
Dividends paid in kind	—	—	29,065	581
Balance, end of year	505,051	$10,101	505,051	$10,101

Brigham has designated 2,250,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a stated value of $20 per share. The Series A Preferred Stock is cumulative and pays dividends quarterly at a rate of 6% per annum of the stated value if paid in cash or 8% per annum of the stated value if paid in kind (PIK) through the issuance of additional Series A Preferred Stock in lieu of cash. From issuance, through September 30, 2005, Brigham paid the dividends on the Series A preferred stock in kind through the issuance of additional shares of preferred stock at a rate of 8% per annum. Beginning on October 1, 2005, Brigham’s option to pay dividends in kind expired and Brigham was required to pay all dividend obligations related to the Series A preferred stock in cash at a rate of 6% per annum. The Series A Preferred Stock matures on October 31, 2010 and is redeemable at Brigham’s option at 100% or 101% of stated value (depending upon certain conditions) at anytime prior to maturity. The Series A Preferred Stock does not generally have any voting rights, except for certain approval rights and as required by law.

6.    Issuance of Common Stock

In February 2005, Brigham filed a second universal shelf registration statement that allows Brigham to issue common stock, preferred stock, depositary shares, warrants, senior debt and subordinated debt up to an aggregate amount of $300 million.

In November 2005, Brigham issued 2,500,000 shares of Brigham common stock under its first universal shelf registration statement and received proceeds of approximately $28.2 million, net of underwriting commissions and other offering expenses. During July and August 2004, Brigham completed the sale of 2,598,500 shares of its common stock under the same universal shelf registration statement. Net proceeds from the stock sale were approximately $22.1 million.

7.    Asset Retirement Obligations

Brigham has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. Prior to the adoption of SFAS 143, Brigham assumed salvage value approximated plugging and abandonment costs. As such, estimated salvage value was not excluded from depletion and plugging and abandonment costs were not accrued for over the life of the oil and gas properties. Under the provisions of SFAS 143, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005
Beginning asset retirement obligations	$4,390	$2,896
Liabilities incurred for new wells placed on production	608	469
Liabilities settled	(313)	(10)
Revisions to estimates	—	855
Accretion of discount on asset retirement obligations	317	180
	$5,002	$4,390

8.    Income Taxes

The income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current income taxes:
Federal	$—	$—	$—
State	—	—	—
Deferred income taxes:
Federal	11,528	15,037	10,863
State	1,216	—	—
	$12,744	$15,037	$10,863

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Tax at statutory rate	$11,386	$14,865	$10,679
Add the effect of:
Nondeductible expenses	27	—	5
Deductible stock compensation	—	(91)	(194)
Preferred stock dividends	212	257	373
Valuation allowance	—	—	—
Incentive stock options not exercised	252	—	—
Adoption of Texas Margin tax	872	—	—
Other	(5)	6	—
	$12,744	$15,037	$10,863

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets
Current:
Unrealized hedging and other derivative losses	$—	$497
Current	—	497
Non-current:
Net operating loss carryforwards	40,338	39,393
Capital loss carryforwards	61	61
Percentage depletion carryforwards	2,971	—
Stock compensation	1,516	942
Asset retirement obligations	1,751	1,536
Other	(85)	196
Non-current	46,552	42,128
	46,552	42,625

	December 31,
	2006	2005
Deferred tax liabilities
Current:
Unrealized derivative gains	$(1,986)	$—
Gas imbalances	—	(15)
Current	(1,986)	(15)
Non-current:
Depreciable and depletable property	(76,713)	(65,630)
Other	(200)	—
Non-current	(76,913)	(65,630)
	(78,899)	(65,645)
Net deferred tax asset (liability)	(32,347)	(23,020)
Valuation allowance	(3,032)	(61)
Total federal deferred tax asset (liability)	(35,379)	(23,081)
Total state deferred tax asset (liability)	(1,216)	—
Total deferred tax asset (liability)	$(36,595)	$(23,081)
Reflected in the accompanying balance sheets as:
Current deferred income tax asset	$—	$482
Current deferred income tax liability	(1,986)	—
Non-current deferred income tax liability	(34,609)	(23,563)
	$(36,595)	$(23,081)

A deferred liability or asset is recognized for the estimated future tax effects attributable to (i) net operating loss carryforwards (“NOLs”) and (ii) existing temporary differences between book and taxable income. In 2006, Brigham recognized a current year net deferred federal tax liability of $12.3 million due to reversals of existing temporary differences between book and taxable income resulting mainly from capital expenditures. Brigham also recognized a current year net deferred state tax liability of $1.2 million, consisting of a $1.3 million new Texas franchise tax and miscellaneous deferred tax benefits of other states. At December 31, 2006, Brigham has capital loss carryforwards of approximately $175,000 that expire in 2007 on which Brigham has established a valuation allowance. In addition, Brigham has percentage depletion carryforwards of approximately $8.5 million on which Brigham has established a valuation allowance.

Brigham believes an Internal Revenue Code Sec. 382 ownership change may have occurred in March 2001 and in November 2005, as a result of a potential 50% change in ownership among its 5% shareholders over a three-year period. The limitations resulting from the March 2001 and November 2005 ownership changes approximate $5.2 million annually and $22 million annually, respectively, which can be increased by recognized Built-in-Gains over five years following the ownership change. Management believes that the limitations will not have a material impact on the utilization of its NOL’s because the maximum limitations to be utilized exceed total NOL’s affected by the limitations.

In May 2006, the state of Texas enacted legislation that replaces the taxable capital and earned surplus components of its franchise tax with a new franchise tax that is based on modified gross revenue. The new franchise tax (referred to as the “Margin Tax”) becomes effective beginning with the 2007 tax year. The current franchise tax remains in effect through the end of 2006. Within the context of generally accepted accounting principals in the United States, the Margin Tax is based on a measure of income and is thus accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. As discussed above, Brigham has recorded a deferred tax liability in the amount of $1.3 million to reflect the estimated impact of the adoption of the Margin Tax in 2006. The Margin Tax legislation contains significant inconsistencies in language describing the computation of the tax, which combined with unclear legislative intent preclude reliable interpretation of the law. The Texas Comptroller of public accounts (responsible for administering Texas tax laws) has issued guidance on calculating the Margin Tax that the Company has followed in determining the effects of the Margin Tax, even though the comptroller’s guidance differs in several respects from the text of the enacted law.

At December 31, 2006, Brigham had regular tax NOLs of approximately $116 milion available as a deduction against future taxable income. Additionally, Brigham has approximately $102.1 million of alternative minimum tax (“AMT”) NOLs. The NOLs expire from 2012 through 2026. The value of these NOLs depends on the ability of Brigham to generate taxable income. A summary of the NOLs follows (in thousands):

	Regular NOLs	AMT NOLs
Expiration Date:
December 31, 2012	$13,311	$8,686
December 31, 2018	27,031	23,791
December 31, 2019	20,329	19,720
December 31, 2020	13,559	8,634
December 31, 2021	18,990	18,314
December 31, 2022	5,287	4,949
December 31, 2023	5,352	5,421
December 31, 2024	3,729	4,141
December 31, 2025	6,583	6,972
December 31, 2026	1,849	1,439
	$116,020	$102,067

9.    Net Income Available Per Common Share

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Basic EPS:
Income (loss) available to common stockholders	$19,788	$27,435	$19,650
Weighted average common shares outstanding — basic	45,017	42,481	40,445
Basic EPS:
Income (loss) available to common stockholders	$0.44	$0.65	$0.49

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Diluted EPS:
Income (loss) available to common stockholders — diluted	$19,788	$27,435	$19,650
Common shares outstanding	45,017	42,481	40,445
Effect of dilutive securities:
Stock options and restricted stock	580	1,247	1,171
Potentially dilutive common shares	580	1,247	1,171
Adjusted common shares outstanding — diluted	45,597	43,728	41,616
Diluted EPS:
Income (loss) available to common stockholders	$0.43	$0.63	$0.47

At December 31, 2006, 2005, and 2004, potential dilution of approximately 1.7 million, 330,000, and, 718,500 shares of common stock, respectively, related to mandatorily redeemable preferred stock and options were outstanding, but were not included in the computation of diluted income (loss) per share because the effect of these instruments would have been anti-dilutive.

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

As of December 31, 2006, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.

Operating Lease Commitments

Brigham leases office equipment and space under operating leases expiring at various dates. The noncancelable term of the leases for Brigham’s office space expires in 2012. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 2006 are as follows (in thousands):

2007	$702
2008	687
2009	704
2010	721
2011	738
Thereafter	378
$3,930

Rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $651,000, $596,000, and $754,000, respectively.

Major Purchasers

The following purchasers accounted for 10% or more of Brigham’s oil and natural gas sales for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Purchaser A	—	—	11%
Purchaser B	—	—	12%
Purchaser C	15%	20%	—
Purchaser D	14%	—	—

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

Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as accounting hedges under SFAS No. 133. Beginning on October 1, 2006, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. As such, the realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three year period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
Natural gas
Average price per Mcf realized excluding gas hedging results	$6.74	$8.29	$6.05
Average price per Mcf including gas hedging settlement results	$7.09	$7.97	$5.84
Increase (decrease) in revenue, in thousands	$3,639	$(2,925)	$(1,853)
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$7.31	NA	NA
Increase (decrease) in revenue, in thousands	$6,044	NA	NA
Oil
Average price per Bbl realized excluding oil hedging results	$64.04	$54.73	$40.13
Average price per Bbl including oil hedging settlement results	$64.39	$51.95	$35.17
Increase (decrease) in revenue, in thousands	$157	$(1,249)	$(2,841)
Average price per Mcf including oil hedging settlement results and any unrealized gains (losses)	$64.79	NA	NA
Increase (decrease) in revenue, in thousands	$332	NA	NA

For the years ended December 31, 2006, 2005 and 2004, ineffectiveness associated with Brigham’s derivative contracts designated as cash flow hedges increased (decreased) earnings by approximately $3.2 million, $(0.7) million, and $0.7 million, respectively. Effective October 1, 2006, Brigham de-designated all existing cash flow hedges. Subsequent derivative contracts are undesignated for accounting purposes. Brigham continues to designate derivative contracts as cash flow hedges for tax purposes.

Natural Gas and Crude Oil Derivative Contracts

Cash flow hedges

Prior to October 1, 2006, all derivative positions that qualified for hedge accounting were designated on the date Brigham entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges consisted of costless collars (purchased put options and written call options). The costless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums paid or received when Brigham entered into these option agreements. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the consolidated statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the consolidated statement of operations. Additionally, any unrealized gains (losses) relating to the ineffective portion of the cash flow hedges was recorded as an increase or decrease in other income (expense).

On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as accounting hedges under SFAS No. 133. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income or as other income (expense).

Derivative positions included written put options that were not designated as cash flow hedges and were reflected at fair value on the balance sheet. These positions were entered into in conjunction with a costless collar to offset the cost of other option positions that were designated as cash flow hedges. Historically, at each balance sheet date, the value of written put options not designated as cash flow hedges was adjusted to reflect current fair value and any realized and unrealized gains or losses were recorded as an increase or decrease in other income (expense). During the current year, any realized and unrealized gains or losses associated with the written put options was recorded as gain (loss) on derivatives, net, as an in increase or decrease in revenue on the consolidated statement of operations with any other undesignated derivatives. The following table provides a summary of the fair value of the written put options included in other current liabilities (in thousands):

	December 31,
	2006	2005
Fair value of undesignated written put options	$—	$(125)

The following table provides a summary of the impact on earnings from non-cash gains (losses) related to changes in the fair values of these derivative contracts for the three years ended December 31 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Increase (decrease) in earnings due to changes in fair value of written put options	$125	$(92)	$(33)

The following table reflects our open commodity derivative contracts at December 31, 2006, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Hedge Strategy	Natural Gas (MMBTU)	Oil (Barrels)	Purchased Put Nymex	Written Call Nymex
Natural Gas Costless Collars
01/01/07 - 01/31/07	Cash flow	180,000		$8.00	$23.25
01/01/07 - 03/31/07	Cash flow	270,000		$8.00	$21.20
01/01/07 - 03/31/07	Cash flow	225,000		$8.00	$15.75
01/01/07 - 03/31/07	Cash flow	170,000		$6.50	$9.75
01/01/07 - 03/31/07	Cash flow	150,000		$7.25	$9.65
01/01/07 - 03/31/07	Cash flow	90,000		$7.50	$10.00
01/01/07 - 03/31/07	Cash flow	300,000		$7.25	$10.00
02/01/07 - 03/31/07	Cash flow	300,000		$8.00	$25.75
04/01/07 - 10/31/07	Cash flow	280,000		$7.00	$15.45
04/01/07 - 10/31/07	Cash flow	280,000		$7.25	$15.25
04/01/07 - 10/31/07	Cash flow	280,000		$7.00	$14.85
04/01/07 - 10/31/07	Cash flow	700,000		$7.50	$11.00
04/01/07 - 10/31/07	Cash flow	350,000		$7.00	$11.60
04/01/07 - 10/31/07	Cash flow	350,000		$7.00	$9.10
04/01/07 - 10/31/07	Cash flow	350,000		$7.25	$9.60
04/01/07 - 08/31/07	Cash flow	200,000		$7.00	$10.00
11/01/07 - 03/31/08	Cash flow	250,000		$8.00	$13.40
11/01/07 - 03/31/08	Cash flow	300,000		$8.85	$15.00
11/01/07 - 03/31/08	Cash flow	300,000		$9.30	$15.00
11/01/07 - 03/31/08	Cash flow	500,000		$7.50	$13.30

Oil Costless Collars
01/01/07 - 06/30/07	Cash flow		24,000	$59.00	$90.00
01/01/07 - 02/28/07	Cash flow		5,000	$70.00	$85.20
01/01/07 - 04/30/08	Cash flow		38,000	$60.00	$74.75
01/01/07 - 03/31/07	Cash flow		21,000	$55.00	$74.50
01/01/07 - 03/31/07	Cash flow		24,000	$50.00	$78.25
01/01/07 - 12/31/07	Cash flow		12,000	$55.00	$79.00
04/01/07 - 09/30/07	Cash flow		30,000	$50.00	$81.50
04/01/07 - 09/30/07	Cash flow		12,000	$56.00	$92.50
04/01/07 - 12/31/07	Cash flow		33,000	$55.00	$80.30
06/01/07 - 08/31/07	Cash flow		6,000	$65.00	$80.00
07/01/07 - 10/31/07	Cash flow		10,000	$58.00	$90.50
10/01/07 - 12/31/07	Cash flow		9,000	$59.20	$90.00
10/01/07 - 03/31/08	Cash flow		18,000	$56.00	$89.95
10/01/07 - 03/31/08	Cash flow		6,000	$65.00	$80.25
11/01/07 - 03/31/08	Cash flow		10,000	$68.40	$90.00
01/01/08 - 03/31/08	Cash flow		7,500	$57.60	$90.00
04/01/08 - 10/31/08	Cash flow		21,000	$65.70	$90.00

The following table reflects commodity derivative contracts entered subsequent to December 31, 2006, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Hedge Strategy	Natural Gas (MMBTU)	Purchased Put Nymex	Written Call Nymex
Natural Gas Costless Collars
03/01/07 - 08/31/07	Cash flow	640,000	$7.00	$8.00
09/01/07 - 10/31/07	Cash flow	70,000	$7.00	$9.35
11/01/07 - 03/31/08	Cash flow	150,000	$8.00	$10.20

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

At March 31, 2006, Brigham had an interest rate swap contract to pay a fixed-rate of interest of 7.6% on $20.0 million notional amount of senior subordinated notes. The $20.0 million notional amount of the outstanding contract was to mature in March 2009. Brigham used the net proceeds from the Senior Notes offering to repay all amounts currently outstanding under its senior and subordinated credit agreements which totaled $78.4 million at the time the offering closed. Subsequent to this repayment, Brigham terminated the subordinated credit agreement and the associated interest rate swap. Upon termination of the interest rate swap, Brigham received $838,000 for the fair market value of the swap, which was recognized as gain (loss) on derivatives, net.

Fair values

The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year. The fair value of derivative contracts is reflected on the balance sheet as detailed in the following schedule (in thousands):

	December 31,
	2006	2005
Other current liabilities	$(5)	$(2,112)
Other noncurrent liabilities	—	(61)
Other current assets	5,676	224
Other noncurrent assets	904	654
Net fair value of derivative contracts	$6,575	$(1,295)

12.  Financial Instruments

Brigham’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The carrying value of Brigham’s senior credit facility approximates its fair market value since it bears interest at floating market interest rates. The fair value of Brigham’s senior subordinated notes at December 31, 2006 and 2005 was zero and $29.4 million, respectively. The fair value of Brigham’s Senior Notes at December 31, 2006 and 2005 was $125.5 million and zero, respectively. The fair value of the Series A mandatorily redeemable preferred stock at December 31, 2006 and 2005 was approximately $8.8 million and $8.9 million, respectively.

Brigham’s accounts receivable relate to oil and natural gas sold to various industry companies, and amounts due from industry participants for expenditures made by Brigham on their behalf. Credit terms, typical of industry standards, are of a short-term nature and Brigham does not require collateral. Brigham’s accounts receivable at December 31, 2006 and 2005 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to Brigham’s oil and natural gas financial hedges are investment grade financial institutions.

13.  Stock Based Compensation

Brigham adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized includes the cost for all stock based compensation granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock based awards granted subsequent to January 1, 2006, was based on the grant date fair value that was estimated in accordance with the provisions of SFAS 123R. The maximum contractual life of stock based awards is seven years and the historical forfeiture rate used to estimate forfeitures prospectively is 14.5%. At adoption of SFAS 123R, Brigham elected to amortize newly issued and existing granted awards on a straight-line basis over the requisite service period including estimates of pre-vesting forfeiture rates. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods. Unearned stock compensation recorded under APB 25 of $2.3 million was eliminated and additional paid-in capital was reduced by a like amount on the consolidated balance sheet and consolidated statements of stockholders’ equity, in accordance with SFAS 123R. Results for prior periods have not been restated.

The estimated fair value of the options granted during 2006 and prior periods was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the 2006 Black-Scholes model:

	2006	2005	2004
Risk-free interest rate	4.7%	4.29%	3.68%
Expected life (in years)	5.0	4.2	3.8
Expected volatility	52%	43%	43%
Expected dividend yield	—	—	—
Weighted average fair value per share of stock compensation	$3.33	$4.78	$3.31

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

Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during 2006.

Had compensation cost for Brigham's stock options been determined based on the fair market value at the grant dates of the awards consistent with the methodology prescribed by SFAS 123, as amended by SFAS 148, Brigham's net income and net income per share for the years ended December 31, 2005 and 2004 would have been the pro forma amounts as indicated below (in thousands, except per share amounts):

	Twelve Months Ended Dec 31, 2005	Twelve Months Ended Dec 31, 2004
Net income, as reported	$27,435	$19,650
Add back: Stock compensation expense previously included in net income	462	434
Effect of total employee stock-based compensation expense, determined under fair value method for all awards	(1,330)	(3,189)
Pro forma	$26,567	$16,895
Net income per share:
Basic, as reported	$0.65	$0.49
Basic, pro forma	0.63	0.42

Diluted, as reported	$0.63	$0.47
Diluted, pro forma	0.61	0.41

Prior to January 1, 2006, Brigham’s stock compensation expense largely consisted of the amortization of unearned stock compensation due to unvested (restricted) stock, in accordance with APB 25. The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Twelve Months Ended December 31,
	2006	2005	2004
Pre-tax stock based compensation expense	$2,879	$706	$629
Capitalized stock based compensation	(1,308)	(337)	(291)
Tax benefit	(550)	(129)	(118)
Stock based compensation expense, net	$1,021	$240	$220

The adoption of SFAS 123R did not impact basic and diluted net income per share for the year ended December 31, 2006

Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At December 31, 2006, approximately 940,420 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.

Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 430,000 shares to non-employee directors and approximately 2,300 remain available for grant under the director stock option plan.

The following table summarizes option activity under the incentive plans for each of the three years ended December 31, 2006:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	2,946,333	$6.96	2,977,600	$6.01	2,582,675	$4.78
Granted	608,000	$6.57	350,000	$12.13	790,000	$8.75
Forfeited or cancelled	(215,667)	$4.96	(40,800)	$6.92	(80,894)	$(4.72)
Exercised	(95,100)	$4.93	(340,467)	$3.88	(314,181)	$(3.06)
Options outstanding at end of year	3,243,566	$7.08	2,946,333	$6.96	2,977,600	$6.01
Options exercisable at end of year	1,439,866	$6.18	1,085,133	$5.31	792,557	$4.30

The weighted-average grant-date fair value of share options granted during the years ended December 31, 2006, 2005, and 2004 was $3.33, $4.78, and $3.31, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $401,667, $2.3 million, and $1.5 million, respectively

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.05 to $3.41	231,166	1.9 years	$3.35	214,866	1.9 years	$3.34
3.66 to 5.08	497,900	2.5 years	$4.22	388,700	2.4 years	$4.21
6.14 to 6.73	1,267,000	4.8 years	$6.50	473,000	3.8 years	$6.69
7.08 to 8.84	832,500	5.0 years	$8.50	282,300	4.6 years	$8.69
8.93 to 12.31	415,000	5.7 years	$11.47	81,000	5.7 years	$11.50
3.05 to 12.31	3,243,566	4.4 years	$7.08	1,439,866	3.4 years	$6.18

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $3.5 million and $2.4 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.

As of December 31, 2006 there was approximately $5.9 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 3.3 years.

Restricted Stock

During the years ended December 31, 2006 and 2005, Brigham issued 129,595 and 137,650, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of December 31, 2006, there was approximately $2.3 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining weighted average vesting period of approximately 2.3 years. Brigham had previously assumed a zero percent forfeiture rate for restricted stock. During 2006, stock compensation expense related to unvested restricted stock was adjusted to recognize actual forfeitures during the year as they occurred. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock to be used prospectively at December 31, 2006. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted shares outstanding at the beginning of the year	397,650	$7.22	325,000	$5.65
Shares granted	129,595	$10.84	137,650	$10.42
Lapse of restrictions	(77,530)	$6.37	(65,000)	$5.23
Forfeitures	(58,348)	$8.16	—	$—
Restricted shares outstanding at the end of the year	391,367	$8.60	397,650	$7.22

14.  Employee Benefit Plans

Brigham has adopted a defined contribution 401(k) plan for substantially all of its employees. The plan provides for Brigham matching of employee contributions to the plan, at Brigham’s discretion. During 2006, 2005 and 2004, Brigham provided a base match equal to 25% of eligible employee contributions. Based on attainment of performance goals established at the beginning of each fiscal year, Brigham matched an additional 45%, 41%, and 25.25% of eligible employee contributions made during 2006, 2005 and 2004, respectively. Brigham contributed approximately $230,000, $303,000, and $204,000 to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004, respectively, to match eligible contributions by employees

15.  Related Party Transactions

During the years ended December 31, 2006, 2005, and 2004, Brigham incurred costs of approximately $4.1 million, $2.3 million and $2.9 million, respectively, in fees for land acquisition services performed by a company owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At December 31, 2006 and 2005, Brigham had a liability recorded in accounts payable of approximately $300 and $25,000, respectively, related to services performed by this company.

Mr. Harold Carter, a director of Brigham, served as a consultant to Brigham on various aspects of its business and strategic issues. Fees paid for these services by Brigham were approximately $30,000 for each the years ended December 31, 2006, 2005, and 2004. Additional payments totaling approximately $12,000 were made during each of the years ended December 31, 2006, 2005, and 2004, for the reimbursement of certain expenses. At December 31, 2006 and 2005, there were no payables related to these services recorded by Brigham.

From time to time, in the normal course of business, Brigham has engaged a drilling company in which Mr. Steven Webster, one of Brigham’s current directors, owns stock and serves on the board of directors. There were no payments to the drilling company during 2006. Total payments to the drilling company during 2005 and 2004 were $3.5 million, and $3.5 million, respectively. Brigham did not owe the drilling company any amounts at December 31, 2006 and 2005. Brigham owed the drilling company approximately $0.7 million at December 31, 2004. At December 31, 2006, there were no short-term accounts receivable from Mr. Webster. At December 31, 2005, and 2004, Brigham had short-term accounts receivable from Mr. Webster of approximately $1,500 and $2,200, respectively. These receivables represent the director’s share of costs related to his working interest ownership in the Staubach #1, Burkhart #1R and Matthes-Huebner #1 wells that are operated by Brigham. Mr. Webster obtained his interest in these wells through an exploration and production company, Carrizo, that is not affiliated with Brigham. Mr. Webster was a co-founder of Carrizo and is currently chairman of Carrizo’s board of directors. At December 31, 2006, 2005, and 2004, Carrizo owed Brigham $71,000, $175,000, and $114,000, respectively, for exploration and production activities. Brigham had no accounts payable owed to Carrizo at December 31, 2006. Brigham owed Carrizo $20,000 and $0 at December 31, 2005 and 2004, respectively. Mr. Webster is also chairman of the board of directors for a well services company that Brigham made payments totaling approximately $1.1 million and $560,000 during 2006 and 2005. Brigham had no accounts payable owed to the well services company at December 31, 2006. Brigham owed the well services company approximately $43,000 at December 31, 2005.

From time to time, in the normal course of business, Brigham has engaged a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. Total payments to the service company during 2006, 2005 and 2004 were $1.9 million, $1.2 million, and $1 million, respectively. At December 31, 2006, 2005, and 2004, Brigham owed the service company approximately $77,000, $61,000, and $132,000, respectively.

16.  Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cash paid for interest, net of capitalized amounts	$5,893	$2,575	$1,634
Noncash investing and financing activities:
Dividends and accretion on mandatorily redeemable preferred stock	—	581	726
Capitalized asset retirement obligations	610	1,324	512
Accrued drilling costs	11,092	6,119	2,183
Capitalized stock compensation	1,308	337	291
Issuance of restricted stock	—	1,435	514
Forfeitures of restricted stock	—	—	131

17.  Other Assets and Liabilities

Other current assets consist of the following (in thousands):

	December 31
	2006	2005
Prepayments	$932	$593
Other	1,458	226
	$2,390	$819

Other current liabilities consist of the following (in thousands):

	December 31
	2006	2005
Accrued interest	$2,191	$722
Derivative liabilities	5	2,236
Other accrued liabilities	3,481	1,161
	$5,677	$4,119

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

Costs Incurred and Capitalized Costs

The costs incurred in oil and natural gas acquisition, exploration and development activities follow (in thousands):

	December 31,
	2006	2005	2004
Costs incurred for the year:
Exploration (including geological and geophysical costs)	$77,704	$54,338	$30,327
Property acquisition	15,846	15,701	6,226
Development	91,058	48,588	50,872
	$184,608	$118,627	$87,425

Excluded costs for prospects are accumulated by year. Costs are reflected in the full cost pool as the drilling program is executed or as costs are evaluated and deemed impaired. Brigham anticipates these excluded costs will be included in the depletion computation over the next five years. Brigham is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs (in thousands) excluded from depletion at December 31, 2006 by year incurred.

	December 31,
	2006	2005	2004	Prior Years	Total
Property acquisition	$5,267	$6,209	$2,816	$3,257	$17,549
Exploration (including geological and geophysical costs)	17,623	4,423	4,802	9,222	36,070
Drilling	19,312	—	—	—	19,312
Capitalized interest	2,120	—	—	—	2,120
Total	$44,322	$10,632	$7,618	$12,479	$75,051

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

	Natural Gas (MMcf)	Oil (MBbls)
Proved reserves at December 31, 2003	109,403	4,130
Revisions of previous estimates	(11,142)	(642)
Extensions, discoveries and other additions	12,444	321
Production	(8,830)	(573)
Proved reserves at December 31, 2004	101,875	3,236
Revisions of previous estimates	(595)	(11)
Purchases of reserves in place	4,054	65
Extensions, discoveries and other additions	17,143	486
Production	(9,213)	(450)
Proved reserves at December 31, 2005	113,264	3,326
Revisions of previous estimates	(861)	97
Extensions, discoveries and other additions	17,687	1,513
Production	(10,603)	(442)
Proved reserves at December 31, 2006	119,487	4,494
Proved developed reserves at December 31:
2003	49,920	2,863
2004	47,494	2,124
2005	55,664	2,069
2006	64,401	2,752

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

	December 31,
	2006	2005	2004
Future cash inflows	$900,982	$1,259,009	$766,344
Future production costs	(186,440)	(220,499)	(159,697)
Future development costs	(145,949)	(122,419)	(79,868)
Future income tax expense	(83,591)	(237,268)	(116,254)
Future net cash inflows	485,002	678,823	410,525
10% annual discount for estimated timing of cash flows	(182,328)	(282,482)	(170,816)
Standardized measure of discounted future net cash flows	$302,674	$396,341	$239,709

Year-end spot prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate Brigham’s reserves. The sales prices for Brigham’s reserve estimates were as follows:

	Natural Gas (MMbtu)	Oil (Bbl)
December 31, 2006	$5.48	$61.06
December 31, 2005	9.44	61.04
December 31, 2004	6.19	43.46

Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

	December 31,
	2006	2005	2004
Beginning of period	$396,341	$239,709	$261,598
Sales of oil and natural gas produced, net of production costs	(85,070)	(90,480)	(67,127)
Previously estimated development costs incurred during the period	51,373	17,524	37,109
Extensions and discoveries	55,020	78,184	27,053
Net change of prices and production costs	(243,607)	171,764	38,027
Change in future development costs	(27,214)	(32,838)	(40,086)
Changes in production rates (timing)	5,905	32,284	(33,579)
Revisions of previous quantity estimates	(883)	(2,871)	(47,327)
Accretion of discount	51,981	29,447	34,381
Change in income taxes	88,842	(68,711)	27,452
Purchases of reserves in place	—	14,221	—
Other	9,986	8,108	2,208
End of period	$302,674	$396,341	$239,709

BRIGHAM EXPLORATION COMPANY

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Revenue	$25,546	$25,828	$26,023	$28,900
Operating income	9,462	8,752	7,977	10,257
Net income	5,875	3,666	5,246	5,001
Net income per share:
Basic	$0.13	$0.08	$0.12	$0.11
Diluted	$0.13	$0.08	$0.12	$0.11

	Year Ended December 31, 2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Revenue	$16,746	$18,490	$25,226	$36,758
Operating income	5,954	8,003	13,447	19,379
Net income	3,048	4,810	7,678	11,899
Net income per share:
Basic	$0.07	$0.11	$0.18	$0.27
Diluted	$0.07	$0.11	$0.18	$0.26

INDEX TO EXHIBITS

Number		Description
3.1	—	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).
3.2	—	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference).
3.3	—	Bylaws (filed as Exhibit 3.2 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).
4.1	—	Form of Common Stock Certificate (filed as Exhibit 4.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).
4.2	—
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

4.6	—
Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).

4.7	—
Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).

4.8	—	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).
4.9	—	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).
10.1	—
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
Letter dated April 17, 1998 exercising Right of First Refusal to Lease ‘3rd Option Space’ (filed as Exhibit 10.9.3 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference).

10.13	—
Third Amendment to Two Bridge Point Lease Agreement dated November 1998 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.14	—
Fourth Amendment to Two Bridge Point Lease Agreement dated February 7, 2002 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.13 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.15	—
Fifth Amendment to Two Bridge Point Lease Agreement dated December 20, 2004 between Hub Properties Trust, a Maryland real estate investment trust, and Brigham Oil & Gas, L.P. (filed as Exhibit 10.15 to Brigham's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.16	—
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

10.17*	—
1997 Director Stock Option Plan, as amended as of April 9, 2003. (filed as Exhibit 10.15 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference

10.18	—	Form of Employee Stock Ownership Agreement (filed as Exhibit 10.31 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference).
10.19	—
Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers (filed as Exhibit 10.3 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein).

10.20	—
Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP. (filed as Exhibit 10.10 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference).

10.21	—
First Amendment to Registration Rights Agreement, dated March 5, 2001, by and among Brigham Exploration Company, DLJMB Funding III, Inc., DLJ Merchant Banking Partners III, LP, DLJ ESC II, LP and DLJ Offshore Partners III, CV (filed as Exhibit 10.71 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference).

10.22	—
Registration Rights Agreement dated December 20, 2002 between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.50 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.23	—
Second Amendment to Registration Rights Agreement dated December 21, 2002 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 10.51 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.24	—
Third Amendment to Registration Rights Agreement May 24, 2004 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference).

10.25	—	Third Amended and Restated Credit Agreement, dated January 21, 2005 between Brigham Oil & Gas, L.P., Société Générale, Societe Generale, The Royal Bank of Scotland plc and Bank of America, N.A.
10.26	—	Second Amended and Restated Subordinated Credit Agreement dated January 21, 2005 between Brigham Oil & Gas, L.P., and The Royal Bank of Scotland plc.
10.27	—
Fourth Amended and Restated Credit Agreement, dated June 29, 2005 between Brigham Oil & Gas, L.P., Bank of America, N.A., The Royal Bank of Scotland plc, BNP Paribas and Banc of America Securities LLC. (filed as Exhibit 10.1 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference).

10.28	—
The Resignation of Agent, Appointment of Successor Agent and Assignment of Security Instruments dated June 29, 2005 by and among Brigham Oil & Gas, L.P., Société Générale and Bank of America, N.A. (filed as Exhibit 10.2 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference).

10.29	—
First Amendment to Second Amended and Restated Subordinated Credit Agreement dated June 29, 2005, between Brigham Oil & Gas, L.P., and The Royal Bank of Scotland plc. (filed as Exhibit 10.3 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference).

10.30	—
Second Amended and Restated Intercreditor and Subordination Agreement, dated January 21, 2005 (filed as Exhibit 10.4 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference).

10.31	—
First Amendment to the Second Amended and Restated Intercreditor and Subordination Agreement (filed as Exhibit 10.5 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference).

10.32*	—	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Brigham’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2005 and incorporated herein by reference).
10.33	—	Second Amendment to Second Amended Restated Subordinated Credit Agreement dated December 19, 2005 between Brigham Oil & Gas L.P., and The Royal Bank of Scotland plc.
10.34	—
Purchase Agreement dated April 12, 2006, among Brigham Exploration Company, the Guarantors named therein (filed as Exhibit 10.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).

10.35	—
Registration Rights Agreement, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein ( filed as Exhibit 10.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).

10.36	—
First Amendment to Fourth Amended and Restated Credit Agreement, between Brigham Exploration Company and the banks named therein, dated April 10, 2006 (filed as Exhibit 10.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference).

10.37	—
Form of the Amended and Restated Indemnity Agreement, dated November 9, 2006 (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K, as amended (filed December 5, 2006), and incorporated herein by reference).

21†	—	Subsidiaries of the Registrant.
23.1†	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2†	—	Consent of PricewaterhouseCoopers, LLP.
23.3†	—	Consent of Cawley Gillespie & Associates, Inc.
31.1†	—	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
32.1†	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350
32.2†	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350
__________
*	Management contract or compensatory plan.

†	Filed herewith.