Form 10-Q
period 2007-03-31
BRIGHAM EXPLORATION CO
filed 2007-05-10
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(512) 427-3300
(Registrant’s telephone number, including area code)
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of May 7, 2007	45,617,160

Brigham Exploration Company
First Quarter 2007 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,151	$4,300
Accounts receivable	18,567	18,352
Derivative assets	1,018	5,676
Other current assets	1,964	2,390
Property held for sale	500	500

Total current assets	29,200	31,218

Oil and natural gas properties, using the full cost method including
Proved, net	435,281	410,474
Unproved	70,913	75,051

	506,194	485,525

Other property and equipment, net	1,184	936
Deferred loan fees	3,260	3,420
Other noncurrent assets	871	1,488

Total assets	$540,709	$522,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,385	$19,464
Royalties payable	5,188	5,012
Accrued drilling costs	9,777	23,310
Participant advances received	1,603	3,990
Other current liabilities	7,305	5,677

Total current liabilities	35,258	57,453

Senior Notes	123,488	123,434
Senior credit facility	61,500	25,900
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at March 31, 2007 and December 31, 2006	10,101	10,101
Deferred income taxes	34,853	34,609
Other taxes payable	2,139	—
Other noncurrent liabilities	5,534	5,075

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,150,398 and 45,090,398 shares issued and 45,053,399 and 44,011,362 shares outstanding at March 31, 2007 and December 31, 2006, respectively	452	451
Additional paid-in capital	204,435	203,643
Treasury stock, at cost; 96,999 and 79,036 shares at March 31, 2007 and December 31, 2006, respectively	(796)	(662)
Accumulated other comprehensive income (loss)	295	1,006
Retained earnings	63,450	61,577

Total stockholders’ equity	267,836	266,015

Total liabilities and stockholders’ equity	$540,709	$522,587

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Oil and natural gas sales	$28,486	$25,796
Gain (loss) on derivatives, net	(3,492)	(228)
Other revenue	27	(22)

	25,021	25,546

Costs and expenses:
Lease operating	2,569	2,730
Production taxes	71	1,144
General and administrative	2,178	1,769
Depletion of oil and natural gas properties	13,959	10,256
Depreciation and amortization	163	115
Accretion of discount on asset retirement obligations	117	70

	19,057	16,084

Operating income	5,964	9,462

Other income (expense):
Interest income	131	106
Interest expense, net	(3,417)	(1,089)
Other income (expense)	190	907

	(3,096)	(76)

Income before income taxes	2,868	9,386

Income tax expense:
Current	—	—
Deferred	(995)	(3,511)

	(995)	(3,511)

Net income	$1,873	$5,875

Net income per share available to common stockholders:
Basic	$0.04	$0.13

Diluted	$0.04	$0.13

Weighted average shares outstanding:
Basic	45,051	44,986

Diluted	45,430	45,579

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$1,006	$61,577	$266,015
Comprehensive income:
Net income	—	—	—	—	—	1,873	1,873
Net (gains) losses included in net income	—	—	—	—	(1,094)	—	(1,094)
Tax benefit (provision) related to hedges	—	—	—	—	383	—	383

Comprehensive income							1,162
Exercises of employee stock options	5	—	23	—	—	—	23
Vesting of restricted stock	55	1	(1)	—	—	—	—
Stock based compensation	—	—	770	—	—	—	770
Repurchases of common stock	—	—	—	(134)	—	—	(134)

Balance, March 31, 2007	45,150	$452	$204,435	$(796)	$295	$63,450	$267,836

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,873	$5,875
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	13,959	10,256
Depreciation and amortization	163	115
Stock based compensation	421	491
Amortization of deferred loan fees and debt issuance costs	214	119
Market value adjustment for derivative instruments	4,916	(715)
Accretion of discount on asset retirement obligations	117	70
Deferred income taxes	995	3,511
Other noncash items	—	42
Changes in operating assets and liabilities:
Accounts receivable	(215)	6,111
Other current assets	426	(336)
Accounts payable	(8,079)	1,655
Royalties payable	176	(902)
Participant advances received	(2,387)	(197)
Other current liabilities	2,999	147
Other noncurrent assets and liabilities	6	(54)

Net cash provided by operating activities	15,584	26,188

Cash flows from investing activities:
Additions to oil and natural gas properties	(47,605)	(33,674)
Additions to other property and equipment	(411)	(142)
Decrease (increase) in drilling advances paid	(206)	324

Net cash used by investing activities	(48,222)	(33,492)

Cash flows from financing activities:
Increase in senior credit facility	35,600	14,500
Repayment of senior credit facility	—	(3,300)
Repayment of senior subordinated notes	—	—
Deferred loan fees paid and equity costs	—	(60)
Proceeds from issuance of stock, net of issuance costs	—	153
Proceeds from exercise of employee stock options	23	—
Repurchases of common stock	(134)	(211)

Net cash provided by financing activities	35,489	11,082

Net increase (decrease) in cash and cash equivalents	2,851	3,778
Cash and cash equivalents, beginning of year	4,300	3,975

Cash and cash equivalents, end of period	$7,151	$7,753

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of oil and natural gas properties primarily in the Onshore Gulf Coast, the Anadarko Basin, the Rocky Mountains and West Texas.
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
The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham’s 2006 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
See Note 9 for a discussion of the accounting policy pertaining to the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) effective January 1, 2006 using the modified prospective approach.
3. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of March 31, 2007, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding — basic	45,051	44,986
Plus: Potential common shares Stock options and restricted stock	379	593

Weighted average common shares outstanding — diluted	45,430	45,579

Stock options excluded from diluted EPS due to the anti-dilutive effect	2,550	1,246

5. Income Taxes
The income tax expense (benefit) for the three months ended March 31, 2007 and 2006 consist of the following (in thousands):

	March 31,	March 31,
	2007	2006
Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	1,179	3,511
State	(184)	—

	$995	$3,511

In May 2006, the State of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”), that is based on modified gross revenue. Within the context of generally accepted accounting principles in the United States, the Margin Tax is based on a measure of income and is thus accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. As a result, Brigham began recognizing deferred state income taxes in the second quarter of 2006. As of December 31, 2006, Brigham recorded a deferred state tax liability in the amount of $1.2 million consisting primarily of the estimated impact of the adoption of the Margin Tax in 2006. During the first quarter of 2007, Brigham recorded a deferred state tax benefit in the amount of $184,000, consisting primarily of the Margin Tax.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded. Brigham has examined the tax positions taken in its tax returns or expected to be taken in its future tax returns and has determined that the full values of the uncertain tax positions have been recorded as part of the deferred tax liabilities. Therefore, no additional liabilities should be created and no incremental current or deferred income tax expenses should be recognized. However, consistent with the view of the FASB, Brigham has reclassified the liability for unrecognized tax benefits related to these uncertain tax positions from deferred tax liabilities to other tax liabilities on the consolidated balance sheet.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)
Increases (decreases) resulting from the adoption of FIN 48	$2,139
Increases (decreases) resulting from tax positions taken in the current period	—
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at 03/31/2007	$2,139

None of the above unrecognized benefits would affect Brigham’s effective tax rate. Brigham classifies interest on uncertain tax positions as interest expense. Penalties are included in general administrative expense on the consolidated statement of operations. There are no interest and penalties recognized in the consolidated statement of operations or in the consolidated balance sheet because of the existence of Brigham’s net operating loss carryovers.
The tax years that remain subject to examination by major tax jurisdictions are the years ended December 31, 2006, 2005, 2004, and 2003.
6. Derivative Instruments and Hedging Activities
Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending plans.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as accounting hedges under SFAS No. 133. Beginning on October 1, 2006, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. As such, the realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Natural Gas
Average price per Mcf realized excluding gas hedging results	$7.32	$7.33
Average price per Mcf including gas hedging settlement results	$7.76	$7.34
Increase (decrease) in revenue, in thousands	$1,311	$23
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$6.23	$7.28
Increase (decrease) in revenue, in thousands	$(3,251)	$(120)

Oil
Average price per Bbl realized excluding oil hedging results	$54.75	$61.40
Average price per Bbl including oil hedging settlement results	$55.68	$60.97
Increase (decrease) in revenue, in thousands	$113	$(50)
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$52.78	$61.17
Increase (decrease) in revenue, in thousands	$(240)	$(27)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Ineffectiveness associated with Brigham’s derivative commodity instruments designated as cash flow hedges is included in other income (expense). Effective October 1, 2006, Brigham de-designated all existing cash flow hedges. Subsequent derivative contracts are undesignated for accounting purposes. Brigham continues to designate derivative contracts as cash flow hedges for tax purposes:

	Three Months Ended
	March 31,
	2007	2006
Increase (decrease) in earnings due to ineffectiveness	$—	$835
Natural Gas and Crude Oil Derivative Contracts
Cash-flow hedges
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
During 2006, derivative positions included written put options that were not designated as cash flow hedges and were reflected at fair value on the balance sheet. These positions were entered into in conjunction with a costless collar to offset the cost of other option positions that were designated as cash flow hedges. Historically, at each balance sheet date, the value of written put options not designated as cash flow hedges was adjusted to reflect current fair value and any realized and unrealized gains or losses were recorded as an increase or decrease in other income (expense). During 2006, any realized and unrealized gains or losses associated with the written put options was recorded as gain (loss) on derivatives, net, as an in increase or decrease in revenue on the consolidated statement of operations with any other undesignated derivatives. The following table provides a summary of the fair value of the written put options included in other current liabilities (in thousands):

	March 31,
	2007	2006
Fair value of undesignated written put options	$—	$(244)
The following table provides a summary of the impact on earnings from non-cash gains (losses) related to changes in the fair values of these derivative contracts for the three months ended March 31 (in thousands):

	March 31,
	2007	2006
Increase (decrease) in earnings due to changes in fair value of written put options	$—	$(120)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at March 31, 2007, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
04/01/07 - 08/31/07	520,000		$7.00	$8.00
04/01/07 - 10/31/07	280,000		$7.00	$15.45
04/01/07 - 10/31/07	280,000		$7.25	$15.25
04/01/07 - 10/31/07	280,000		$7.00	$14.85
04/01/07 - 10/31/07	700,000		$7.50	$11.00
04/01/07 - 10/31/07	350,000		$7.00	$11.60
04/01/07 - 10/31/07	350,000		$7.00	$9.10
04/01/07 - 10/31/07	350,000		$7.25	$9.60
04/01/07 - 08/31/07	200,000		$7.00	$10.00
05/01/07 - 10/31/07	600,000		$7.00	$9.55
09/01/07 - 10/31/07	70,000		$7.00	$9.35
11/01/07 - 03/31/08	250,000		$8.00	$13.40
11/01/07 - 03/31/08	300,000		$8.85	$15.00
11/01/07 - 03/31/08	300,000		$9.30	$15.00
11/01/07 - 03/31/08	500,000		$7.50	$13.30
11/01/07 - 03/31/08	150,000		$8.00	$10.20
11/01/07 - 03/31/08	250,000		$8.00	$12.65
04/01/08 - 09/30/08	420,000		$6.75	$9.75
04/01/08 - 09/30/08	540,000		$7.00	$9.68

Oil Costless Collars
04/01/07 - 06/30/07		12,000	$59.00	$90.00
04/01/07 - 04/30/08		27,000	$60.00	$74.75
04/01/07 - 12/31/07		9,000	$55.00	$79.00
04/01/07 - 09/30/07		30,000	$50.00	$81.50
04/01/07 - 09/30/07		12,000	$56.00	$92.50
04/01/07 - 12/31/07		23,000	$60.00	$76.00
04/01/07 - 12/31/07		33,000	$55.00	$80.30
06/01/07 - 08/31/07		6,000	$65.00	$80.00
07/01/07 - 10/31/07		10,000	$58.00	$90.50
10/01/07 - 12/31/07		9,000	$59.20	$90.00
10/01/07 - 03/31/08		18,000	$56.00	$89.95
10/01/07 - 03/31/08		6,000	$65.00	$80.25
11/01/07 - 03/31/08		10,000	$68.40	$90.00
01/01/08 - 03/31/08		7,500	$57.60	$90.00
01/01/08 - 12/31/08		24,000	$57.50	$75.50
04/01/08 - 10/31/08		21,000	$65.70	$90.00
04/01/08 - 12/31/08		18,000	$57.50	$76.00
The following table reflects commodity derivative contracts entered subsequent to March 31, 2007, the associated volumes and the corresponding weighted average NYMEX reference price (Henry Hub).

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMBTU)	Nymex	Nymex
Natural Gas Costless Collars
04/01/07 - 08/31/07	750,000	$7.00	$10.20
04/01/08 - 10/31/08	350,000	$7.25	$10.40

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
At March 31, 2006, Brigham had an interest rate swap contract to pay a fixed-rate of interest of 7.6% on $20.0 million notional amount of senior subordinated notes. The $20.0 million notional amount of the outstanding contract was to mature in March 2009. During April 2006, Brigham used the net proceeds from the Senior Notes offering to repay all amounts currently outstanding under its senior and subordinated credit agreements which totaled $78.4 million at the time the offering closed. Subsequent to this repayment, Brigham terminated the subordinated credit agreement and the associated interest rate swap.
Fair values
The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

	March 31,	December 31,
	2007	2006
	(In thousands)
Other current liabilities	$(405)	$(5)
Other noncurrent liabilities	(129)	—
Other current assets	1,018	5,676
Other noncurrent assets	81	904

	$565	$6,575

7. Senior Notes
In April 2006, Brigham issued $125 million of 9 5/8% Senior Notes due in 2014 (the “Senior Notes”). The Senior Notes were priced at 98.629% of their face value to yield 9 7/8% and are fully and unconditionally guaranteed by Brigham Exploration and its wholly-owned subsidiaries, Brigham Inc. and Brigham Oil & Gas, L.P. (the “Guarantors”). The guarantees are joint and several. Brigham Exploration does not have any independent assets or operations and the aggregate assets and revenues of the subsidiaries not guaranteeing are less than 3% of the Company’s consolidated assets and revenues. During April 2007, Brigham sold $35 million of Senior Notes in a private placement add-on. See Note 12 — Subsequent Events for a discussion of the sale of additional Senior Notes.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Beginning asset retirement obligations	$5,002	$4,389
Liabilities incurred for new wells placed on production	208	105
Liabilities settled	10	(44)
Accretion of discount on asset retirement obligations	117	70

	$5,337	$4,520

9. Stock Based Compensation
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
The estimated fair value of the options granted during the first quarter of 2006 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). There were no options granted during the first quarter of 2007. The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the first quarter of 2006:

2006
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the three months ended March 31, 2007 and 2006.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Pre-tax stock based compensation expense	$770	$613
Capitalized stock based compensation	(349)	(305)
Tax benefit	(147)	(108)

Stock based compensation expense, net	$274	$200

The adoption of SFAS 123R did not impact basic and diluted net income per share for the three months ended March 31, 2006.
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At March 31, 2007, approximately 943,180 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 430,000 shares to non-employee directors and approximately 36,300 remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the three months ended March 31:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	3,243,566	$7.08	2,946,333	$6.96
Granted	—	$—	20,000	$9.73
Forfeited or cancelled	(86,600)	$8.14	(111,067)	$2.46
Exercised	(5,000)	$4.59	(24,200)	$6.30

Options outstanding at the end of the quarter	3,151,966	$7.05	2,831,066	$7.16

Options exercisable at the end of the quarter	1,468,266	$6.20	970,933	$5.64

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As noted on the previous page, there were no options granted during the three months ended March 31, 2007. The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2006 was $6.54. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $6,112 and $158,000, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	March 31,	Remaining	Average	March 31,	Remaining	Average
Exercise Price	2007	Contractual Life	Exercise Price	2007	Contractual Life	Exercise Price
$3.05 to $3.41	230,166	1.7 years	$3.35	214,866	1.6 years	$3.34
3.66 to 5.08	486,900	2.3 years	$4.22	399,700	1.9 years	$3.70
6.14 to 6.73	1,237,000	4.6 years	$6.51	473,000	3.5 years	$6.69
7.09 to 8.84	808,900	4.7 years	$8.51	283,700	4.4 years	$8.69
8.93 to 12.31	389,000	5.4 years	$11.48	97,000	5.3 years	$11.11

$3.05 to $12.31	3,151,966	4.1 years	$7.05	1,468,266	3.0 years	$6.20

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $1.3 million and $1.1 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of March 31, 2007 there was approximately $5.3 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the three months ended March 31, 2007 and 2006, Brigham issued 75,000 and 129,095, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of March 31, 2007, there was approximately $2.6 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. During 2006, stock compensation expense related to unvested restricted stock was adjusted to recognize actual forfeitures during the year as they occurred. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock to be used prospectively at December 31, 2006. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Restricted shares outstanding at the beginning of the year	391,367	$8.60	397,650	$7.22
Shares granted	75,000	$7.43	129,095	$10.85
Lapse of restrictions	(55,000)	$5.23	(65,000)	$5.23
Forfeitures	(25,160)	$8.09	(1,000)	$12.31

Shares outstanding at the end of the quarter	386,207	$8.89	460,745	$8.64

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,873	$5,875
Unrealized gains (losses) on cash flow hedges	—	4,461
Net gains (losses) included in net income	(1,094)	—
Tax benefits (provisions) related to cash flow hedges	383	(1,269)
Reclassification adjustments for settled hedging positions	—	(835)

Other comprehensive income, net	$1,162	$8,232

11. New Accounting Pronouncements
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159.
12. Subsequent Events
On April 9, 2007, Brigham issued $35 million in Senior Notes, which were issued as an add-on to the existing $125 million of Senior Notes under the indenture dated April 20, 2006. The add-on Senior Notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). Brigham is in the process of completing an offering to exchange the unregistered notes for registered notes. The unregistered notes may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. The add-on Senior Notes are fully and unconditionally guaranteed by the Guarantors. Brigham used the proceeds from the add-on offering to repay amounts outstanding under the existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, Brigham had outstanding $160 million in Senior Notes.
At March 31, 2007, Brigham had $500,000 of property held for sale recorded on the consolidated balance sheet. During April 2007, Brigham sold the property held for sale for $600,000 to a third party

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2006 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month periods ended March 31, 2007 and March 31, 2006. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2006 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, since late 2005 we have accumulated significant acreage positions in the Powder River Basin of Wyoming and the Williston Basin of North Dakota and Montana. In April 2007, we announced that we had added to our Williston Basin acreage by entering into joint ventures that encompass acreage in Mountrail County, North Dakota and Sheridan County, Montana. Operations within the Powder River and Williston Basins are included in and constitute the bulk of our activity in our Rocky Mountains province. We also entered into two joint ventures in Southern Louisiana in 2006. We consider these joint ventures to be logical extensions of our prospect generating activities in the Onshore Gulf Coast.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we believe our operations will likely result in a high return on our invested capital. Key elements of our business strategy include:
•	Focus on Core Provinces and Trends;

•	Internally Generate Inventory of High Quality Exploratory Prospects;

•	Leverage Our Operational Expertise;

•	Evaluate and Selectively Pursue New Potential Plays;

•	Capitalize on Exploration Successes Through Development of Our Field Discoveries;

•	Continue to Actively Drill Our Multi-Year Prospect Inventory; and

•	Enhance Returns Through Operational Control.
Overview of First Quarter 2007 Financial Results
First quarter 2007 natural gas prices decreased slightly from the comparable quarter last year, but remain high relative to long-term historical averages. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the first quarter 2007 was $7.32, which represents a $0.01 decrease from the first quarter 2006. Excluding realized and unrealized derivative hedging results, the average sales price that we received for oil in the first quarter 2007 was $54.75 per Bbl, which represents an 11% decrease from the first quarter 2006.
Our production for the first quarter 2007 averaged 41.2 MMcfe per day, up 15% from the first quarter 2006 and up 6% sequentially from the fourth quarter 2006. This increase was primarily attributable to production from new Vicksburg and Southern Louisiana wells that came on line subsequent to the first quarter 2006 and was partially offset by the natural decline in wells that began producing in prior periods.
First quarter 2007 operating income decreased 37% to $6.0 million from the first quarter last year. This decrease was attributable to unrealized derivative hedging losses, lower commodity prices, increases in depletion expense and higher general and administrative expense. Higher production volumes and lower production taxes partially offset these decreases.

For the three months ended March 31, 2007, we spent $34.6 million on oil and gas capital expenditures, which represents a decrease of 14% from the first quarter 2006 and a 24% decrease from the fourth quarter 2006. For the first three months 2007, net cash provided by operating activities funded approximately 32% of cash used by investing.
As of March 31, 2007, we had $7.2 million in cash and $540.7 million in total assets. Our net debt to book capitalization ratio was 42%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of First Quarter 2007 Operational Results
Onshore Gulf Coast
Vicksburg
In January, we announced production commenced from our Floyd Fault Block Sullivan C-33 from the shallowest pay intervals at an initial rate of 9.5 MMcfe per day. Subsequently, the deeper pay intervals were added to the production stream and the production rate increased to 10.6 MMcfe per day. We retained a 100% working interest in the well, subject to a 33% back-in after payout.
In March, the Dawson #1S, an offset to our high rate Sullivan F-33, commenced production from the Dawson Sand at an initial rate of 2.7 MMcfe per day. We are in the process of commingling the shallower Loma Blanca Sand into the production stream.
Also in March, we commenced drilling the first of three Vicksburg development wells that have the potential to add meaningful development drilling locations. The first well, the Triple Crown Field Sullivan C-35, was successfully drilled and found apparent pay in the Brigham, 9,800’, Loma Blanca and Dawson Sands. Casing has been set and completion is underway with the well expected to commence producing to sales by the end of May. The successful completion of the C-35 likely sets up additional upper Vicksburg development drilling locations.
We are currently commencing the Triple Crown Sullivan #14, which will test upper and lower Vicksburg intervals. With success, the Sullivan #14 also establishes additional development drilling locations. In June, we anticipate spudding the last well in the three well line, the Home Run Sullivan #15. This well will be located structurally high at various lower Vicksburg intervals and could prove up additional development drilling in the Home Run Field.
Southern Louisiana
In late-January, we announced that our first Bayou Postillion development well, the Cotten Land #3, encountered 30 feet of pay in the primary objective and an additional 50 feet of unexpected shallower pay. In March, the Cotten Land #3 commenced production to sales and is currently producing 28 MMcfe per day. We maintain a 47% working interest in the well.
Also in March, we announced that our second Bayou Postillion development well, the Marie Snyder #1, commenced production and is currently producing 17 MMcfe per day. The Marie Snyder #1 extends the gas water contact, indicating that reserves are potentially larger than originally anticipated in this fault block. We maintain a 13% working interest in the well.
In May, we spud the first of two additional development wells in Bayou Postillion, the Cotten Land #2. This well is in a fault block adjacent to our Cotten Land #1, which is currently producing 15 MMcfe per day, and provides the potential for booking additional reserves if successful. Following the Cotten Land #2, in June we anticipate spudding the Cotten Land #4, which should encounter an Oligocene objective structurally flat to the Cotten Land #1.
In early January, we announced that our first well in the Mystic Bayou complex, the Williams Land #1, did not encounter reservoir quality sands and was plugged and abandoned.

Anadarko Basin
In March, we announced that the Mills Ranch 96#1 commenced production at an initial rate of 4.5 MMcf of natural gas per day from the lower, middle and upper Hunton intervals despite the fact that production tubing had yet to be installed. Subsequent to initiating production from the Hunton, a production log of the well determined that only seven of the 100 perforations were open and producing. Operations are currently underway to reperforate and stimulate the remaining Hunton intervals, install production tubing and commingle the Viola pay section. The deeper Viola pay interval was producing 3 MMcf of natural gas per day prior to being shut in. We maintain a 75% working interest in the Mills Ranch 96#1.
Also in March, we indicated that the Mills Ranch 98#2 remediation operation was unsuccessful and the well was temporarily abandoned. We are currently evaluating a sidetrack of the well and anticipate drilling the sidetrack later in 2007 or in the first half of 2008.
Rocky Mountains
Powder River Basin
The Werner #1-14H was spud in March 2007 and drilling was completed in early May after reaching a total depth of 10,235 feet. Approximately 3,100 feet of lateral hole was drilled in the Mowry and we encountered significant fracturing and strong oil shows during drilling of the well. We plan to install a pre-perforated liner and commence production testing of the entire length of the lateral upon completion. Following the Werner well, we plan on commencing drilling the State #1-16H in May.
We are currently continuing completion operations on our two 2006 wells drilled in the region, the Krejci Federal #3-29H and the Mill Trust 1-12H. The Krecji is currently producing 55 to 65 barrels of oil per day. Given that the rate is lower than the previously tested cased and open hole intervals, we believe it is likely that there is an obstruction limiting hydrocarbon entry and plan to commence operations to clean out the borehole. We are testing the outer 415 feet of open hole on the Mill Trust, which is currently producing 10 to 20 barrels of oil per day. Late in the second quarter or early in the third quarter 2007, we anticipate fracture stimulating the approximate 885 feet of cased lateral, which experienced strong shows during drilling.
Williston Basin
Our first well in McKenzie County, North Dakota, the Field 18-19 #1H, is currently producing between 40 and 60 barrels of oil and 30 to 50 Mcf or natural gas per day. Our second well in the county, the Erickson, is currently producing between 80 and 100 barrels of oil and 70 to 90 Mcf of natural gas per day. We plan to fracture stimulate our third well, the Mracheck 15-22 1-H by the end of May. Currently, the Mracheck is on rod pump and is producing between 20 and 30 barrels of oil and 10 to 20 Mcf of natural gas per day.
On April 23, 2007, we announced the formation of joint ventures in the Williston Basin in Mountrail County, North Dakota and Sheridan County, Montana. The joint ventures provide for participation in a total of approximately 30,300 gross and 24,350 net acres. The Mountrail County joint venture, which totals approximately 5,120 gross and 3,000 net acres, is proximate to high rate producing wells where the pace of drilling activity is rapidly accelerating. The other joint venture is located in Sheridan County, Montana, a portion of which underlies an 85 square mile proprietary 3-D shoot that we previously acquired. We expect to drill four wells in 2007, two in Mountrail County and two in Sheridan County. Subsequent to the implementation of the joint ventures, we have over 150,000 net acres in the Williston Basin.
Subsequent Events
On April 9, 2007, we issued $35 million in 9 5/8% senior notes due 2014. The notes were issued as an add-on to our existing $125 million of 9 5/8% senior notes due 2014 under the indenture dated April 20, 2006. The add-on notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We are in the process of completing an offering to exchange the unregistered notes for registered notes. The unregistered notes may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. We used the proceeds from the add-on offering to repay amounts outstanding under our existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, we had outstanding $160 million in 9 5/8% senior notes due 2014 (collectively the “Senior Notes”). We do not anticipate expanding our previously announced capital expenditure budget as a result of the add-on transaction. For a further description of the Senior Notes, see Liquidity and Capital Resources — Sources of Capital — 9 5/8% Senior Notes Due 2014.

At March 31, 2007, we had $500,000 of property held for sale recorded on our consolidated balance sheet. During April 2007, we sold the property held for sale to a third party for $600,000.
First Quarter 2007 Results
Comparison of the three-month periods ended March 31, 2007 and 2006.
Production volumes

	Three Months Ended March 31,
	2007	% Change	2006
Oil (MBbls)	122	6%	115
Natural gas (MMcf)	2,982	17%	2,545
Total (MMcfe)(1)	3,712	15%	3,235
Average daily production (MMcfe/d) (2)	41.2		35.9

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production calculated using 30 days per calendar month.
Natural gas represented 80% of our first quarter 2007 production volumes, compared to 79% in the first quarter of last year.
Revenues, Commodity Prices and Hedging
The following table shows our revenue from the sale of oil and natural gas for the periods indicated. Also included are average prices for the periods indicated. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and, as a result, we will mark-to-market these derivatives in future periods. In addition, all future derivatives will be undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, unrealized gains (losses) on derivatives are no longer included within either other comprehensive income or other income (expense) and are therefore reflected in revenue as outlined in the table below.

	Three Months Ended March 31,
	2007	% Change	2006
	(In thousands)
Oil revenue:
Oil revenue	$6,663	(6%)	$7,068
Oil derivative settlement gains (losses)	113	NM	(50)

Oil revenue including oil derivative settlements	$6,776	(3%)	$7,018
Oil derivative unrealized gains (losses)	(353)	NM	23

Oil revenue including derivative settlements and unrealized gains (losses)	$6,423	(9%)	7,041
Natural gas revenue:
Natural gas revenue	$21,823	17%	$18,647
Natural gas derivative settlement gains (losses)	1,311	5600%	23

	Three Months Ended March 31,
	2007	% Change	2006
	(In thousands)
Natural gas revenue including derivative settlements	$23,134	24%	$18,670
Natural gas derivative unrealized gains (losses)	(4,563)	3091%	(143)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$18,571	0%	18,527
Oil and natural gas revenue:
Oil and natural gas revenue	$28,486	11%	$25,715
Oil and natural gas derivative settlement gains (losses)	1,424	NM	(27)

Oil and natural gas revenue including derivative settlement gains (losses)	29,910	16%	25,688
Oil and natural gas derivative unrealized gains (losses)	(4,916)	3997%	(120)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	24,994	(2%)	25,568
Other revenue	27	NM	(22)

Total revenue	$25,021	(2%)	$25,546

Average oil prices:
Oil price (per Bbl)	$54.75	(11%)	$61.40
Oil price including derivative settlement gains (losses) (per Bbl)	55.68	(9%)	60.97
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	52.78	(14%)	61.17
Average natural gas prices:
Natural gas price (per Mcf)	$7.32	0%	$7.33
Natural gas price including derivative settlement gains (losses) (per Mcf)	7.76	6%	7.34
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$6.23	(14%)	$7.28
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$7.67	(4%)	$7.95
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	8.05	1%	7.94
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$6.73	(15%)	$7.90

For the three
month periods
ended March 31,
2007 and 2006
(In thousands)
Change in revenue from the sale of oil:
Price variance impact	$(809)
Volume variance impact	404
Cash settlement of derivative hedging contracts	163
Unrealized gains (losses) due to a derivative hedging contracts	(376)

Total change	$(618)

Change in revenue from the sale of natural gas:
Price variance impact	$(36)
Volume variance impact	3,212
Cash settlement of derivative hedging contracts	1,288
Unrealized gains (losses) due to a derivative hedging contracts	(4,420)

Total change	$44

Change in revenue from the sale of oil and natural gas:
Price variance impact	$(846)
Volume variance impact	3,617
Cash settlement of derivative hedging contracts	1,451
Unrealized gains (losses) due to a derivative hedging contracts	(4,796)

Total change	$(574)

First quarter 2007 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses), decreased $0.6 million, or 2%, when compared to the first quarter 2006. The change in revenues was attributable to the following:
•	a $4.9 million unrealized derivative loss in first quarter 2007 versus a $0.1 million unrealized derivative loss in first quarter 2006 decreased revenues by $4.8 million. In October 2006, we de-designated all derivatives that were previously classified as cash flow hedges and as such began using mark-to-market accounting for these derivatives. Subsequent to September 30, 2006, all newly executed derivatives are undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other comprehensive income or other income (expense) are instead incorporated within revenue.

•	a 4% decrease in the sales price we received for our oil and natural gas resulted in a $0.8 million decrease in revenues from oil and natural gas sales;

•	a 15% increase in production volumes for the quarter resulted in a $3.6 million increase in oil and natural gas sales; and

•	a $1.4 million gain from the settlement of derivative contracts in the first quarter 2007 versus no gain (loss) in first quarter 2006 increased revenue by $1.4 million.
Hedging. We utilize collars and three way costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during first quarter 2007 and 2006 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended March 31,
	2007	% Change	2006
Oil collars
Volumes (Bbls)	76,000	198%	25,500
Average floor price ($ per Bbl)	$55.76	7%	$52.12
Average ceiling price ($ per Bbl)	$79.05	22%	$64.76
Gain (loss) upon settlement ($ in thousands)	$113	NM	$(50)

Oil written puts
Volumes (Bbl)	—	NM	18,000
Average price ($ per Bbl)	$—	NM	$38.00
Gain (loss) upon settlement ($ in thousands)	$—	NM	$—

Total oil
Gain (loss) upon settlement ($ in thousands)	$113	NM	$(50)

Natural gas collars
Volumes (MMbtu)	1,805,000	201%	600,000
Average floor price ($ per MMbtu)	$7.58	(11%)	$8.49
Average ceiling price ($ per MMbtu)	$16.15	49%	$10.84
Gain (loss) upon settlement ($ in thousands)	$1,311	901%	$131

Natural gas written puts
Volumes (MMbtu)	—	NM	600,000
Average price ($ per MMbtu)	$—	NM	$7.05
Gain (loss) upon settlement ($ in thousands)	$—	NM	$(108)

Total gas
Gain (loss) upon settlement ($ in thousands)	$1,311	5600%	23

Other revenue. Other revenue relates to fees that we charge other parties who use our gas gathering systems that we own to move their production from the wellhead to first party gas pipeline systems.
Operating costs and expenses
Production costs. We believe that per unit of production measures is the best way to evaluate our production costs. We use this information to internally evaluate our performance, as well as to evaluate our performance relative to our peers.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended March 31,			Three months ended March 31,
	2007	% Change	2006	2007	% Change	2006
Production costs:
Operating & maintenance	$0.62	(5%)	$0.65	$2,304	10%	$2,098
Expensed workovers	(0.04)	NM	0.04	(142)	NM	125
Ad valorem taxes	0.11	(27%)	0.15	407	(20%)	507

Lease operating expenses	$0.69	(18%)	$0.84	$2,569	(6%)	$2,730

Production taxes	0.02	(94%)	0.35	71	(94%)	1,144

Production costs	$0.71	(40%)	$1.19	$2,640	(32%)	$3,874
First quarter 2007 per unit of production costs decreased 40% when compared to the first quarter last year because of the following:
•	production taxes decreased $0.33 per Mcfe, or 94%, due to production tax refunds received on the D.J. Sullivan C-31, the Dawson State #3, Hobart 60 #4, and the Dawson State #4;

•	ad valorem taxes decreased $0.04 per Mcfe, or 27%, due to a decrease in estimated property valuations for our oil and natural gas properties;

•	O&M expense decreased $0.03 per Mcfe, or 5%, due to lower saltwater disposal and chemical treating costs; and

•	expense workovers decreased $0.08 per Mcfe as we reversed over-accrued workover expense booked in the fourth quarter 2006.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended March 31,
	2007	% Change	2006
	(In thousands, except per unit measurements)
General and administrative costs	$4,229	28%	$3,294
Capitalized general and administrative costs	(2,051)	34%	(1,525)

General and administrative expenses	$2,178	23%	$1,769

General and administrative expense ($ per Mcfe)	$0.59	9%	$0.54
Our general and administrative expenses in the first quarter 2007 were $0.05 per Mcfe higher than the first quarter 2006. General and administrative costs before capitalization increased $0.9 million because of increased employee compensation expense, of which $0.3 million was attributable to non-cash stock option expense under FAS 123R.

Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended March 31,
	2007	% Change	2006
	(In thousands, except per unit measurements)
Depletion of oil and natural gas properties	$13,959	36%	$10,256
Depletion of oil and natural gas properties ($ per Mcfe)	$3.76	19%	$3.17
Our depletion expense for the first quarter 2007 was $3.7 million higher than the first quarter 2006. Approximately 59% of the increase was due to an increase in our depletion rate while the remaining 41% of the increase was due to an increase in our production volumes. The increase in our depletion rate for the quarter 2007 was primarily a result of an increase in the cost of reserve additions.
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

	Three months ended March 31,
	2007	% Change	2006
	(In thousands)
Interest on Senior Notes	$3,008	NM	$—
Interest on senior credit facility	$763	27%	601
Interest on senior subordinated notes (a)	—	NM	578
Commitment fees	48	0%	48
Dividend on mandatorily redeemable preferred stock	149	0%	149
Amortization of deferred loan and debt issuance cost	205	72%	119
Other general interest expense	1	(67%)	3
Capitalized interest expense	(757)	85%	(409)

Net interest expense	$3,417	214%	$1,089

Weighted average debt outstanding	$171,733	110%	$81,594
Average interest rate on outstanding indebtedness (b)	9.4%		6.8%

a)	Includes the effects of interest rate swaps.

b)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
First quarter 2007 interest expense was $2.3 million higher primarily due to a 110% increase in the weighted average debt outstanding and a higher weighted average cost of debt attributable to our April 2006 issuance of Senior Notes.
Other income (expense). Prior to October 1, 2006, other income (expense) included non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as cash flow hedges under SFAS 133, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of our derivative contracts that qualified as cash flow hedges under SFAS 133. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and began using mark-to-market accounting for these derivatives. Subsequent to September 30, 2006, all newly executed derivatives are undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other comprehensive income and other income (expense) are incorporated within revenue.

Other income (expense) included:

	Three months ended March 31,
	2007	% Change	2006
	(In thousands)
Other income (expense):
Non-cash gain (loss) for ineffective portion of cash flow hedges	$—	(100%)	$835
Non-cash gain (loss)	40	NM	(42)
Cash income (expense)	150	32%	114

Total other income (loss)	$190	(79%)	$907

Other non-cash income decreased in the first quarter 2007 versus the comparable period last year because, as described above, we de-designated all derivatives. All de-designated derivatives are marked-to market and the resulting gain (loss) is recorded to revenue rather than other income (expense).
Income taxes. We recorded deferred federal income tax expense of $1.2 million in the first quarter of this year, compared to deferred federal income tax expense of $3.5 million in the first quarter last year. The decrease in our deferred federal income taxes was primarily due to lower first quarter 2007 income before income taxes.
In May 2006, the State of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”) based on modified gross income. As a result, we began recognizing deferred state income taxes in the second quarter 2006. As of December 31, 2006, we recognized deferred state tax expenses of $1.2 million consisting mainly of the Margin Tax. We recorded a deferred state tax benefit of $0.2 million in the first quarter of this year, consisting mainly of the Margin Tax.
For the first three months of 2007, the following table reconciles the difference between the statutory tax rate of 35% and the effective tax rate of 34.67%:

	Three months ended
	March 31, 2007	Tax Rate
	(In thousands)
Reconciliation to effective tax rate:
Tax at the statutory rate	$1,004	35.00%
Add the effect of:
Non-deductible expenses	1	0.01%
Preferred stock dividends	52	1.82%
Incentive stock options not exercised	68	2.37%
Margin Tax and other state taxes (after-tax)	(120)	(4.17%)
Other	(10)	(0.36%)

Total	$995	34.67%

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

The table below summarizes our 2007 oil and gas capital expenditure budget, the amount spent through March 31, 2007 and the amount of our 2007 oil and gas capital expenditure budget that remains to be spent.

		Amount
		Spent Through	Amount
	2007 Budget	March 31, 2007	Remaining (a)
	(In millions)
Drilling	$91.2	$28.7	$62.5
Net land and seismic	11.2	2.9	8.3
Capitalized costs (b)	11.5	2.8	8.7
Asset retirement obligation	1.0	0.2	0.8

Total oil and gas capital expenditures (c)	$114.9	$34.6	$80.3

(a)	Calculated based on the 2007 capital expenditure budget announced in February 2007 less amount spent through March 31, 2007.

(b)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(c)	Excludes other property capital expenditures.
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
This value creation measure and the final determination with respect to our 2007 budgeted expenditures will depend on a number of factors, including:
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
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2007, we intend to fund our capital expenditure program and contractual commitments with cash flows from operations, borrowings under our Senior Notes and senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources.

9 5/8% Senior Notes Due 2014
On April 9, 2007, we issued $35 million in Senior Notes. The Senior Notes were issued as an add-on to our existing $125 million of Senior Notes under the indenture dated April 20, 2006. The add-on notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We are in the process of completing an offering to exchange the unregistered notes for registered notes. The unregistered notes may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. We used the proceeds from the add-on offering to repay amounts outstanding under our existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, we had outstanding $160 million in Senior Notes.
In April 2006, we issued $125 million of Senior Notes. The notes were priced at 98.629% of their face value to yield 9.875%. We entered into the Indenture, among us, the Guarantors and Wells Fargo Bank, N.A., as trustee, relating to the Senior Notes. The April 2006 Senior Notes were originally issued in a transaction exempt from the registration requirements of the Securities Act of 1933. We have since completed an exchange offer to exchange all of the unregistered April 2006 Senior Notes for registered Senior Notes.
The notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P.(the “Guarantors”). We are obligated to pay the $160 million of Senior Notes in cash upon maturity in May 2014. Beginning November 2006, we paid 9 5/8% interest on the $125 million outstanding. Beginning in May 2007, we paid interest on the $160 million outstanding. Future interest payments are due semi-annually in arrears in November and May of each year.
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
Additionally, the Indenture contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of March 31, 2007.
Senior Credit Agreement
In June 2005, we amended and restated our $100 million senior credit agreement to provide for revolving credit borrowings up to $200 million and to extend the maturity of the agreement from March 2009 to June 2010. In April 2006, in conjunction with the issuance of our Senior Notes, the borrowing base was reset to $50 million. In November 2006, we concluded our semi-annual redetermination process, which is described in further detail below, and at that time the borrowing base was reset to $110 million. In April 2007, in conjunction with the issuance of our Senior Notes add-on, the borrowing base was reset to $101 million.
As of March 31, 2007, we had $61.5 million outstanding and $48.5 million of unused committed borrowing capacity available under our senior credit agreement. In April 2007, proceeds from the Senior Notes add-on were used to repay amounts outstanding under the senior credit agreement. As of April 30, 2007, we had $33.1 million of borrowings outstanding under the senior credit agreement. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.
Since the borrowing base for our senior credit agreement is re-determined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement could fluctuate. While we do not expect the amount that we have borrowed under our senior credit agreement to exceed the borrowing base, in the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned spending for exploration and development activities. The next semi-annual borrowing base redetermination is anticipated to be concluded in May 2007.

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
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at March 31, 2007 and interest coverage ratio for the twelve-month period ended March 31, 2007 were 2.20 to 1 and 7.52 to 1, respectively. As of March 31, 2007, we were in compliance with all covenant requirements in connection with our senior credit agreement.
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
Mandatorily Redeemable Preferred Stock
As of March 31, 2007, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.

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
Analysis of Changes In Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2007	%Change	2006
	(In thousands)
Net income	$1,873	(68%)	$5,875
Non-cash items	20,785	50%	13,889
Changes in working capital and other items	(7,074)	NM	6,424

Cash flows provided by operating activities	$15,584	(40%)	26,188
Cash flows used by investing activities	(48,222)	44%	(33,492)
Cash flows provided by financing activities	35,489	220%	11,082

Net increase in cash and cash equivalents	$2,851	(25%)	$3,778

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
For the first three months of 2007, cash flows provided by operating activities decreased by 40% to $15.6 million from the same period last year. The decrease in operating cash flow is attributable to a decrease in accounts payable in the current period while accounts receivable decreased in the first quarter 2006.

Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2007	%Change	2006
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$28,677	(7%)	$30,807
Land and seismic	2,936	(59%)	7,172
Capitalized cost	2,808	37%	2,057
Capitalized asset retirement obligation	207	97%	105

Total	$34,628	(14%)	$40,141

Reconciling Items:
Change in accrued drilling costs	$13,533	NM	$(6,240)
Other	61	NM	(409)

Total Reconciling Items	13,594	NM	(6,649)

Net cash used in investing activities	$48,222	44%	$33,492
Net cash used by investing activities in the first quarter 2007 increased by $14.7 million, or 44%, over the same period in 2006. The following were the reasons for the change:
•	a decrease in accrued drilling cost changed cash used by investing activities by $19.8 million;

•	capitalized costs increased by $0.8 million;

•	drilling capital expenditures decreased by $2.1 million; and

•	land and seismic expenditures decreased by $4.2 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first quarter 2007 was 220% higher than the first quarter 2006. During first three months of 2007, we borrowed $35.6 million under our senior credit agreement compared to $11.2 million of borrowings during the first quarter 2006.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the three months ended March 31, 2007 and 2006.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2007 common stock transactions:
Exercise of employee stock options	5,000	$23

2006 common stock transactions:
Exercise of employee stock options	24,200	$153

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
All derivatives are accounted for in accordance with the Financial Accounting Standards Board (FASB) requirement SFAS 133 and carried at fair value on the balance sheet. Prior to October 1, 2006, our derivatives were classified as either cash flow hedges or were undesignated. Cash flow hedges were valued quarterly and adjustments to the fair value of the contract prior to settlement were recorded to stockholders’ equity in other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded to revenue. Any unrealized gains (losses) for the ineffective portion of cash flow hedges were recorded to other income (expense). For undesignated hedges, both the changes in the fair market value of derivatives prior to settlement and the gains (losses) on the settlement of contracts were recorded to other income (expense). On October 1, 2006, we de-designated all cash flow hedges. In addition, all subsequent hedges are undesignated. At the end of each quarter, our derivatives are marked-to-market to reflect the current fair value and both derivative settlements and unrealized gains (losses) are recorded to the consolidated statement of operations. We elected to include all derivative settlement and unrealized gains (losses) within revenue.
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
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have recognized a liability of $2.1 million as a result of adopting FIN 48.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159.
Forward Looking Information
We or our representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2007 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2006 including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

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
A three-way costless collar consists of a costless collar (purchased put option and written call option) plus a put (written put) sold by us with a price below the floor price (purchased put option) of the costless collar. We receive no net premiums when we enter into these option arrangements. These contracts are settled monthly. The written put requires us to make a payment to our counterparty if the settlement price for a period is below the written put price. Combining the costless collar (purchased put option and written call option) with the written put results in us being entitled to a net payment equal to the difference between the floor price (purchased put option) of the costless collar and the written put price if the settlement price is equal to or less than the written put price. If the settlement price is greater than the written put price, the result is the same as it would have been with a costless collar. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while offsetting the associated cost with the sale of the written put. Prior to October 1, 2006, the costless collar portion of the three-way costless collar was designated as a cash flow hedge while the written put was undesignated.
Natural gas derivative transactions are generally settled based upon the average reported settlement prices on the NYMEX for the last three trading days of a particular contract month. Oil derivative transactions are generally settled based on the average reported settlement prices on the NYMEX for each trading day of a particular calendar month.
The following tables reflect our open natural gas and oil derivative contracts as of March 31, 2007, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/07 - 04/30/07	150,000	$7.00	$8.00
04/01/07 - 04/30/07	60,000	$7.00	$10.00
04/01/07 - 10/31/07	280,000	$7.00	$15.45
04/01/07 - 10/31/07	280,000	$7.25	$15.25
04/01/07 - 10/31/07	280,000	$7.00	$14.85
04/01/07 - 10/31/07	700,000	$7.50	$11.00
04/01/07 - 10/31/07	350,000	$7.00	$11.60
04/01/07 - 10/31/07	350,000	$7.00	$9.10
04/01/07 - 10/31/07	350,000	$7.25	$9.60
05/01/07 - 05/31/07	50,000	$7.00	$10.00
06/01/07 - 06/30/07	40,000	$7.00	$10.00
05/01/07 - 05/31/07	130,000	$7.00	$8.00
05/01/07 - 10/31/07	600,000	$7.00	$9.55
06/01/07 - 06/30/07	100,000	$7.00	$8.00
07/01/07 - 07/31/07	30,000	$7.00	$10.00
08/01/07 - 08/31/07	20,000	$7.00	$10.00
07/01/07 - 07/31/07	80,000	$7.00	$8.00
08/01/07 - 08/31/07	60,000	$7.00	$8.00
09/01/07 - 09/30/07	40,000	$7.00	$9.35
10/01/07 - 10/31/07	30,000	$7.00	$9.35
11/01/07 - 11/30/07	50,000	$8.00	$10.20
11/01/07 - 03/31/08	250,000	$8.00	$13.40
11/01/07 - 03/31/08	300,000	$8.85	$15.00
11/01/07 - 03/31/08	300,000	$9.30	$15.00
11/01/07 - 03/31/08	500,000	$7.50	$13.30
11/01/07 - 03/31/08	250,000	$8.00	$12.65
12/01/07 - 12/31/07	40,000	$8.00	$10.20
01/01/08 - 01/31/08	30,000	$8.00	$10.20
02/01/08 - 02/29/08	20,000	$8.00	$10.20
03/01/08 - 03/31/08	10,000	$8.00	$10.20
04/01/08 - 09/30/08	420,000	$6.75	$9.75
04/01/08 - 09/30/08	540,000	$7.00	$9.68

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
04/01/07 - 06/30/07	12,000	$59.00	$90.00
04/01/07 - 12/31/07	9,000	$55.00	$79.00
04/01/07 - 04/30/07	3,000	$60.00	$74.75
04/01/07 - 04/30/07	5,000	$60.00	$76.00
04/01/07 - 05/31/07	12,000	$55.00	$80.30
04/01/07 - 09/30/07	30,000	$50.00	$81.50
04/01/07 - 09/30/07	12,000	$56.00	$92.50
05/01/07 - 05/31/07	4,000	$60.00	$76.00
05/01/07 - 04/30/08	24,000	$60.00	$74.75
06/01/07 - 06/30/07	3,000	$60.00	$76.00
06/01/07 - 07/31/07	8,000	$55.00	$80.30
06/01/07 - 08/31/07	6,000	$65.00	$80.00
07/01/07 - 08/31/07	4,000	$60.00	$76.00

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
07/01/07 - 10/31/07	10,000	$58.00	$90.50
08/01/07 - 10/31/07	9,000	$55.00	$80.30
09/01/07 - 09/30/07	3,000	$60.00	$76.00
10/01/07 - 10/31/07	2,000	$60.00	$76.00
10/01/07 - 12/31/07	9,000	$59.20	$90.00
10/01/07 - 03/31/08	18,000	$56.00	$89.95
10/01/07 - 03/31/08	6,000	$65.00	$80.25
11/01/07 - 12/31/07	4,000	$55.00	$80.30
11/01/07 - 12/31/07	2,000	$60.00	$76.00
11/01/07 - 03/31/08	10,000	$68.40	$90.00
01/01/08 - 03/31/08	7,500	$57.60	$90.00
01/01/08 - 12/31/08	24,000	$57.50	$75.50
04/01/08 - 10/31/08	21,000	$65.70	$90.00
04/01/08 - 12/31/08	18,000	$57.50	$76.00
The following table reflects commodity derivative contracts entered into subsequent to March 31, 2007, the associated volumes and the corresponding weighted average NYMEX floor and cap prices.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
06/01/07 - 10/31/07	750,000	$7.00	$10.20
04/01/08 - 10/31/08	350,000	$7.25	$10.40
Beginning October 1, 2006, Brigham de-designated all derivatives that were previously designated as cash flow hedges and will mark-to-market all derivatives in future periods. At the end of each period, the derivatives will be marked-to-market to reflect the current fair value and the realized and unrealized gains or losses will be recorded on the consolidated statement of operations rather than as a component of other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2007, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
PART II — OTHER INFORMATION
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2007.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350