Form 10-Q
period 2007-06-30
BRIGHAM EXPLORATION CO
filed 2007-08-08
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of August 3, 2007	45,675,160

Brigham Exploration Company
Second Quarter 2007 Form 10-Q Report

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$12,283	$4,300
Accounts receivable	21,284	18,352
Derivative assets	2,914	5,676
Other current assets	2,070	2,390
Property held for sale	—	500

Total current assets	38,551	31,218

Oil and natural gas properties, using the full cost method including
Proved, net	424,126	410,474
Unproved	88,151	75,051

	512,277	485,525

Other property and equipment, net	1,178	936
Deferred loan fees	3,993	3,420
Other noncurrent assets	165	1,488

Total assets	$556,164	$522,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,879	$19,464
Royalties payable	7,244	5,012
Accrued drilling costs	13,301	23,310
Participant advances received	3,205	3,990
Other current liabilities	6,282	5,677

Total current liabilities	46,911	57,453

Senior Notes	158,372	123,434
Senior credit facility	26,100	25,900
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at June 30, 2007 and December 31, 2006	10,101	10,101
Deferred income taxes	35,975	34,609
Other taxes payable	2,149	—
Other noncurrent liabilities	5,497	5,075

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,200,398 and 45,090,398 shares issued and 45,103,399 and 44,011,362 shares outstanding at June 30, 2007 and December 31, 2006, respectively	452	451
Additional paid-in capital	205,393	203,643
Treasury stock, at cost; 96,999 and 79,036 shares at June 30, 2007 and December 31, 2006, respectively	(796)	(662)
Accumulated other comprehensive income (loss)	250	1,006
Retained earnings	65,760	61,577

Total stockholders’ equity	271,059	266,015

Total liabilities and stockholders’ equity	$556,164	$522,587

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Oil and natural gas sales	$34,283	$26,134	$62,769	$51,930
Gain (loss) on derivatives, net	2,264	(358)	(1,228)	(586)
Other revenue	29	52	56	30

	36,576	25,828	61,597	51,374

Costs and expenses:
Lease operating	3,325	2,536	5,894	5,266
Production taxes	551	1,052	622	2,196
General and administrative	2,281	2,182	4,459	3,951
Depletion of oil and natural gas properties	16,612	11,106	30,571	21,362
Impairment of oil and natural gas properties	6,505	—	6,505	—
Depreciation and amortization	158	121	321	236
Accretion of discount on asset retirement obligations	94	79	211	149

	29,526	17,076	48,583	33,160

Operating income	7,050	8,752	13,014	18,214

Other income (expense):
Interest income	134	448	265	554
Interest expense, net	(3,678)	(3,141)	(7,095)	(4,230)
Other income (expense)	712	980	902	1,887

	(2,832)	(1,713)	(5,928)	(1,789)

Income before income taxes	4,218	7,039	7,086	16,425

Income tax expense:
Current		—	—	—
Deferred	(1,908)	(3,373)	(2,903)	(6,884)

	(1,908)	(3,373)	(2,903)	(6,884)

Net income	$2,310	$3,666	$4,183	$9,541

Net income per share available to common stockholders:
Basic	$0.05	$0.08	$0.09	$0.21

Diluted	$0.05	$0.08	$0.09	$0.21

Weighted average shares outstanding:
Basic	45,080	44,992	45,067	44,989

Diluted	45,455	45,361	45,478	45,501

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$1,006	$61,577	$266,015
Comprehensive income:
Net income	—	—	—	—	—	4,183	4,183
Net (gains) losses included in net income	—	—	—	—	(1,163)	—	(1,163)
Tax benefit (provision) related to hedges	—	—	—	—	407	—	407

Comprehensive income							3,427
Exercises of employee stock options	55	—	223	—	—	—	223
Vesting of restricted stock	55	1	(1)	—	—	—	—
Stock based compensation	—	—	1,528	—	—	—	1,528
Repurchases of common stock	—	—	—	(134)	—	—	(134)

Balance, June 30, 2007	45,200	$452	$205,393	$(796)	$250	$65,760	$271,059

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,183	$9,541
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	30,571	21,362
Impairment of oil and natural gas properties	6,505	—
Depreciation and amortization	321	236
Stock based compensation	838	843
Write-off of deferred loan costs	—	965
Amortization of deferred loan fees and debt issuance costs	461	303
Market value adjustment for derivative instruments	2,658	(490)
Accretion of discount on asset retirement obligations	211	149
Deferred income taxes	2,903	6,884
Other noncash items	—	64
Changes in operating assets and liabilities:
Accounts receivable	(2,932)	5,631
Other current assets	816	(750)
Accounts payable	(2,585)	11,176
Royalties payable	2,232	(214)
Participant advances received	(785)	1,427
Other current liabilities	1,478	2,548
Other noncurrent assets	514	—
Other noncurrent liabilities	(113)	(221)

Net cash provided by operating activities	47,276	59,454

Cash flows from investing activities:
Additions to oil and natural gas properties	(72,919)	(74,929)
Purchases of short term investments	—	(45,150)
Sales and redemptions of short term investments	—	7,550
Additions to other property and equipment	(563)	(293)
Decrease (increase) in drilling advances paid	(8)	(45)

Net cash used by investing activities	(73,490)	(112,867)

Cash flows from financing activities:
Proceeds from senior notes offering	34,825	123,286
Increase in senior credit facility	42,700	24,200
Repayment of senior credit facility	(42,500)	(57,300)
Repayment of senior subordinated notes	—	(30,000)
Deferred loan fees paid and equity costs	(917)	(2,765)
Proceeds from issuance of stock, net of issuance costs	—	37
Proceeds from exercise of employee stock options	223	239
Repurchases of common stock	(134)	(211)

Net cash provided by financing activities	34,197	57,486

Net increase (decrease) in cash and cash equivalents	7,983	4,073
Cash and cash equivalents, beginning of year	4,300	3,975

Cash and cash equivalents, end of period	$12,283	$8,048

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of oil and natural gas properties primarily in the Onshore Gulf Coast, the Anadarko Basin, the Rocky Mountain and West Texas.
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
See Note 10 for a discussion of the accounting policy pertaining to the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) effective January 1, 2006 using the modified prospective approach.
3.	Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of June 30, 2007, there were no known environmental or other regulatory matters related to Brigham’s operations that were reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding — basic	45,080	44,992	45,067	44,989
Plus: Potential common shares
Stock options and restricted stock	375	369	411	512

Weighted average common shares outstanding — diluted	45,455	45,361	45,478	45,501

Stock options excluded from diluted EPS due to the anti-dilutive effect	2,617	1,426	2,547	1,246

5.	Income Taxes
The income tax expense (benefit) for the six months ended June 30, 2007 and 2006 consist of the following (in thousands):

	June 30,	June 30,
	2007	2006

Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	2,761	5,543
State	142	1,341

	$2,903	$6,884

In May 2006, the state of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”), that is based on modified gross revenue. Within the context of generally accepted accounting principles in the United States, the Margin Tax is based on a measure of income and is thus accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. As a result, Brigham recognized deferred state income taxes in the second quarter of 2006 of $1.3 million. During the six months ended June 30, 2007, Brigham recorded a deferred state tax liability in the amount of $142,000, consisting of the Margin Tax and taxes reflecting increased activity in Louisiana and North Dakota.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)

Increases (decreases) resulting from adoption of FIN 48	$2,149
Increases (decreases) resulting from tax positions taken in the current period	—
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at 06/30/2007	$2,149

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
The tax years that remain subject to examination by major tax jurisdictions are the years ended December 31, 2006, 2005, 2004 and 2003.
6.	Derivative Instruments and Hedging Activities
Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending plans.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as accounting hedges under SFAS No. 133. Beginning on October 1, 2006, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. As such, the realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Natural Gas
Average price per Mcf realized excluding gas hedging results	$7.80	$6.56	$7.58	$6.94
Average price per Mcf including gas hedging settlement results	$7.80	$7.04	$7.78	$7.19
Increase (decrease) in revenue, in thousands	$6	$1,268	$1,317	$1,291
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$8.49	$6.94	$7.44	$7.11
Increase (decrease) in revenue, in thousands	$2,405	$1,000	$(846)	$880
Oil
Average price per Bbl realized excluding oil hedging results	$62.25	$68.88	$58.44	$65.05
Average price per Bbl including oil hedging settlement results	$62.25	$68.88	$58.91	$64.83
Increase (decrease) in revenue, in thousands	$—	$—	$113	$(50)
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$61.05	$68.88	$56.85	$64.93
Increase (decrease) in revenue, in thousands	$(142)	$2	$(382)	$(25)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Increase (decrease) in earnings due to ineffectiveness	$—	$42	$—	$877
Natural Gas and Crude Oil Derivative Contracts
Cash-flow hedges
Prior to October 1, 2006, all derivative positions that qualified for hedge accounting were designated on the date Brigham entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges consisted of costless collars (purchased put options and written call options). The costless collars were used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums paid or received when Brigham entered into these option agreements. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the consolidated statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the consolidated statement of operations. Additionally, any unrealized gains (losses) relating to the ineffective portion of the cash flow hedges was recorded as an increase or decrease in other income (expense).
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

	June 30,
	2007	2006
Fair value of undesignated written put options	$—	$(408)
The following table provides a summary of the impact on earnings from non-cash gains (losses) related to changes in the fair values of these derivative contracts for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Increase (decrease) in earnings due to changes in fair value of written put options	$—	$(163)	$—	$(283)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at June 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
07/01/07 - 08/31/07	140,000		$7.00	$8.00
07/01/07 - 08/31/07	50,000		$7.00	$10.00
07/01/07 - 10/31/07	600,000		$7.00	$10.20
07/01/07 - 10/31/07	160,000		$7.00	$15.45
07/01/07 - 10/31/07	160,000		$7.25	$15.25
07/01/07 - 10/31/07	160,000		$7.00	$14.85
07/01/07 - 10/31/07	400,000		$7.50	$11.00
07/01/07 - 10/31/07	200,000		$7.00	$11.60
07/01/07 - 10/31/07	200,000		$7.00	$9.10
07/01/07 - 10/31/07	200,000		$7.25	$9.60
07/01/07 - 10/31/07	400,000		$7.00	$9.55
09/01/07 - 10/31/07	70,000		$7.00	$9.35
11/01/07 - 03/31/08	250,000		$8.00	$13.40
11/01/07 - 03/31/08	300,000		$8.85	$15.00
11/01/07 - 03/31/08	300,000		$9.30	$15.00
11/01/07 - 03/31/08	500,000		$7.50	$13.30
11/01/07 - 03/31/08	150,000		$8.00	$10.20
11/01/07 - 03/31/08	250,000		$8.00	$12.65
11/01/07 - 03/31/08	250,000		$8.00	$13.15
04/01/08 - 09/30/08	420,000		$6.75	$9.75
04/01/08 - 09/30/08	540,000		$7.00	$9.68
04/01/08 - 10/31/08	350,000		$7.25	$10.40
Oil Costless Collars
07/01/07 - 04/30/08		20,000	$60.00	$74.75
07/01/07 - 12/31/07		6,000	$55.00	$79.00
07/01/07 - 09/30/07		15,000	$50.00	$81.50
07/01/07 - 09/30/07		6,000	$56.00	$92.50
07/01/07 - 12/31/07		11,000	$60.00	$76.00
07/01/07 - 12/31/07		17,000	$55.00	$80.30
07/01/07 - 08/31/07		4,000	$65.00	$80.00
07/01/07 - 10/31/07		10,000	$58.00	$90.50
10/01/07 - 12/31/07		9,000	$59.20	$90.00
10/01/07 - 03/31/08		18,000	$56.00	$89.95
10/01/07 - 03/31/08		6,000	$65.00	$80.25
11/01/07 - 03/31/08		10,000	$68.40	$90.00
01/01/08 - 03/31/08		7,500	$57.60	$90.00
01/01/08 - 12/31/08		24,000	$57.50	$75.50
04/01/08 - 06/30/08		9,000	$62.00	$81.60
04/01/08 - 10/31/08		21,000	$65.70	$90.00
04/01/08 - 12/31/08		18,000	$57.50	$76.00
11/01/08 - 06/30/09		24,000	$62.00	$81.75

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects commodity derivative contracts entered subsequent to June 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price.

		Purchased	Written
	Oil	Put	Call
Settlement Period	(Barrels)	Nymex	Nymex
Oil Costless Collars
10/01/07 - 02/28/08	12,000	$65.00	$82.10
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

	March 31,	December 31,
	2007	2006
	(In thousands)
Other current liabilities	$(151)	$(5)
Other noncurrent liabilities	(96)	—
Current derivative assets	2,914	5,676
Other noncurrent assets	87	904

	$2,754	$6,575

7.	Senior Notes
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2007, Brigham issued an additional $35 million in Senior Notes as an add-on to the existing $125 million of Senior Notes under the indenture dated April 20, 2006 (the “Indenture”). The add-on notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933. Brigham completed the offering to exchange the unregistered notes for registered notes on July 6, 2007. Brigham used the proceeds from the add-on offering to repay amounts outstanding under the existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, Brigham had outstanding $160 million in Senior Notes.
8.	Oil and Gas Properties
Brigham uses the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs and interest capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date including the impact of derivatives qualifying as hedges; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, Brigham is subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.
The risk that Brigham will experience a ceiling test writedown increases when oil and gas prices are depressed or if it has substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect at the end of June 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $4.1 million, net of tax. As a result, Brigham was required to record a writedown of the net capitalized costs of its oil and gas properties in the amount of $4.1 million, net of tax, at June 30, 2007.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Beginning asset retirement obligations	$5,002	$4,389
Liabilities incurred for new wells placed on production	228	358
Liabilities settled	(40)	(196)
Accretion of discount on asset retirement obligations	211	149

	$5,401	$4,700

10.	Stock Based Compensation
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
The estimated fair value of the options granted during the six months ended June 30, 2007 and 2006 were calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.6%	4.6%
Expected life (in years)	5.0	5.0
Expected volatility	49%	74 - 87%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$2.97	$6.54
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the six months ended June 30, 2007 and 2006.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Pre-tax stock based compensation expense	$758	$943	$1528	$1,556
Capitalized stock based compensation	(341)	(408)	(690)	(713)
Tax benefit	(146)	(187)	(293)	(295)

Stock based compensation expense, net	$271	$348	$545	$548

The adoption of SFAS 123R did not impact basic and diluted net income per share for the three and six months ended June 30, 2006.
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At June 30, 2007, approximately 904,040 shares remained available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and at June 30, 2007 approximately 618,300 remained available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the six months ended June 30:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,243,566	$7.08	2,946,333	$6.96
Granted	35,000	$6.17	20,000	$9.73
Forfeited or cancelled	(124,300)	$8.23	(194,067)	$4.84
Exercised	(26,000)	$4.06	(48,600)	$5.99

Options outstanding at the end of the quarter	3,099,266	$7.07	2,723,666	$7.15

Options exercisable at the end of the quarter	1,439,866	$6.18	1,021,733	$5.58

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant-date fair value of share options granted during the six months ended June 30, 2007 and 2006 was $2.97 and $6.54, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $117,798 and $224,104, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

			Options Outstanding			Options Exercisable
				Weighted-			Weighted-
			Number	Average	Weighted-	Number	Average	Weighted-
			Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
			June 30,	Contractual	Exercise	June 30,	Contractual	Exercise
Exercise Price			2007	Life	Price	2007	Life	Price
$3.05	to	$3.41	220,566	1.4 years	$3.35	205,366	1.4 years	$3.34
3.66	to	5.08	446,400	2.1 years	$4.22	406,200	2.0 years	$4.22
6.10	to	6.73	1,272,000	4.4 years	$6.50	458,000	3.3 years	$6.69
7.22	to	8.84	780,300	4.5 years	$8.54	280,300	4.1 years	$8.68
8.93	to	12.31	380,000	5.3 years	$11.50	90,000	5.2 years	$11.12

$3.05	to	$12.31	3,099,266	4.0 years	$7.07	1,439,866	2.9 years	$6.18

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $1.0 million and $1.0 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of June 30, 2007, there was approximately $4.9 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the six months ended June 30, 2007 and 2006, Brigham issued 105,000 and 129,595, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of June 30, 2007, there was approximately $2.4 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. During 2006, stock compensation expense related to unvested restricted stock was adjusted to recognize actual forfeitures during the year as they occurred. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock to be used prospectively at December 31, 2006. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	391,367	$8.60	397,650	$7.37
Shares granted	105,000	$7.13	129,595	$10.84
Lapse of restrictions	(55,000)	$8.12	(65,000)	$5.23
Forfeitures	(25,320)	$5.23	(27,500)	$8.05

Shares outstanding at the end of the quarter	416,047	$8.71	434,745	$8.68

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,310	$3,666	$4,183	$9,541
Unrealized gains (losses) on cash flow hedges		27		4,488
Net (gains) losses included in net income	(69)	—	(1,163)	—
Tax benefits (provisions) related to cash flow hedges	24	5	407	(1,264)
Reclassification adjustments for settled hedging positions	—	(42)	—	(835)

Other Comprehensive Income, net	$2,265	$3,656	$3,427	$9,541

12.	New Accounting Pronouncements
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. Brigham is currently evaluating the impact of adopting SFAS 157 on the financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. Brigham is currently evaluating the impact of SFAS 159.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See Note 5 for a discussion of the impact of adopting FIN 48 on the financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2006 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month and six month periods ended June 30, 2007 and June 30, 2006. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2006 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, since late 2005 we have accumulated significant acreage positions in the Powder River Basin of Wyoming and the Williston Basin of North Dakota and Montana. In April 2007, we announced that we had further added to our Williston Basin acreage by entering into joint ventures that encompass acreage in Mountrail County, North Dakota and Sheridan County, Montana. Operations within the Powder River Basin and the Williston Basin are included in and constitute the bulk of our activity in our Rocky Mountains province. We also entered into two joint ventures in Southern Louisiana in 2006. We consider these joint ventures to be logical extensions of our prospect generating activities in the onshore Texas Gulf Coast.
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
Overview of Second Quarter and First Six Months 2007 Financial Results
Second quarter and first six months 2007 natural gas prices increased 19% and 9%, respectively, from the comparable periods last year. While natural gas prices were strong for the respective periods as a whole, prices decreased rapidly from mid-June to the end of the month as natural gas held in storage continued to rise relative to historical averages because of mild summer weather conditions. For example, Henry Hub natural gas spot prices decreased from $7.88 per Mcfe on June 7th to $6.80 at the end of June 2007. Pricing conditions are likely to remain highly volatile for the remainder of the year and in particular large fluctuations can be expected each Thursday as the Energy Information Agency (EIA) reports weekly natural gas storage at that time. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the second quarter and first six months 2007 was $7.80 and $7.58 per Mcfe, respectively, which represents a $1.24 increase from the second quarter 2006 and a $0.64 increase from the first six months 2006. Excluding realized and unrealized derivative hedging results, the average sales price that we received for oil in the second quarter and first six months 2007 was $62.25 and $58.44 per Bbl, respectively, which represents a $6.63 per Bbl decrease from the second quarter 2006 and a $6.61 per Bbl decrease from the first six months 2006.

Daily production for the second quarter 2007 averaged 46.3 MMcfe per day, up 27% from the second quarter 2006 and up 12% sequentially from the first quarter 2007. Daily production for the first six months 2007 averaged 43.8 MMcfe per day, up 21% from the first half of 2006. These increases were primarily attributable to production from our Southern Louisiana and Vicksburg wells that came on line subsequent to the second quarter 2006 and were partially offset by the natural decline in our wells that began producing in prior periods.
Second quarter operating income decreased 19% to $7.1 million from last year’s second quarter. First half 2007 operating income decreased 29% to $13.0 million from the comparable period last year. The primary driver behind the decrease in operating income was a $6.5 million ($4.1 million after-tax) non-cash expense related to the full cost ceiling test impairment of our oil and natural gas properties. Natural gas prices were $6.80 per Mcfe on June 29, 2007, which resulted in the capitalized costs (net of accumulated depreciation) of our oil and gas properties exceeding the discounted present value of our estimated proved reserves using a 10% discounted rate. In addition to the ceiling test impairment, operating income was impacted by both higher depletion and workover expense. These factors were partially offset by increased production, higher average realized prices for natural gas during the initial two months of the second quarter 2007 and lower production taxes.
For the quarter ended June 30, 2007, we spent $29.2 million on oil and gas capital expenditures, which represents a decrease of 34% from the second quarter 2006 and a 16% decrease from the first quarter 2007. For the second quarter 2007 and first half 2007, net cash provided by operating activities funded approximately 125% and 64%, respectively, of cash used by investing activities.
As of June 30, 2007, we had $12.3 million in cash and $556.2 million in total assets. Our net debt to book capitalization ratio was 41.8%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of Second Quarter 2007 Operational Results
Onshore Gulf Coast
Vicksburg
In March, we commenced drilling the Triple Crown Field Sullivan C-35, which was successfully drilled, completed and brought on line to sales at approximately 2.3 MMcfe per day from the 9800’, Loma Blanca and Dawson sand intervals. The Brigham Sand remains behind pipe for future completion.
In June, we successfully drilled and were completing the Triple Crown Sullivan #14, which encountered pay in the 9800’ and Brigham Sand intervals. In July, we stimulated the 9800’ Sand interval and the well came on line at an initial production rate of 1 MMcfe per day. Additional pay in the Brigham Sand remains behind pipe for future completion.
In late-June, we spud the Home Run Sullivan #15, which was a test of the eastern extent of the of the Home Run field. The well found 50 feet of apparent pay in various lower Vicksburg intervals structurally high to the previous 14 wells drilled in the field. The well was drilled in a record 24 days resulting in a reduction in our estimated drilling costs of $1.2 million. We completed the well in the Vicksburg “8” Sand at 3.2 MMcfe per day with additional apparent pay behind pipe. Successful completion of the well allowed us to book new reserves just prior to mid-year.
Given the successful discovery of lower Vicksburg pay in the Sullivan #15, we immediately commenced the drilling of the Home Run Sullivan C-36, which also targeted pay structurally high in the field. The well found approximately 100 feet of apparent pay in various lower Vicksburg objectives. Provided the completion is successful, we anticipate booking additional reserves in the second half of the year.
Southern Louisiana
In May, we spud the first of two additional development wells in Bayou Postillion, the Cotten Land #2. This well is in a fault block adjacent to our Cotten Land #1, which is currently producing 13.5 MMcfe per day. An intermediate liner was set, but because the primary pay objective was not present, we sidetracked the well in an attempt to locate the primary objective. The sidetrack also did not find the primary pay and we initiated a second sidetrack to target the Cotten Land #4 fault block. By drilling the Cotten Land #4 fault block from this location, we anticipate saving approximately $2 million in drilling costs. Results are expected in late-August. Depending on the results of the second Cotten Land #2 sidetrack, we may spud the Cotten Land #4.

Anadarko Basin
In March, we announced that the Mills Ranch 96#1 commenced production at an initial rate of 4.5 MMcf of natural gas per day from the lower, middle and upper Hunton intervals. Subsequent to initiating production from the Hunton, a production log of the well determined that only seven of the 100 perforations were open and producing. Our operations to complete the well after the production log were slowed by a tubing failure. In July, we completed operations to remediate the tubing failure and commingled the Hunton with the Viola, which had previously produced at 3.0 MMcf per day. After a small acid breakdown of the near well bore area, the well came on line at 3.6 MMcf per day. The well is currently producing 3.7 MMcfe per day and we anticipate running another production log to determine what portion of the pay interval is contributing to total productivity and may perform a larger acid breakdown depending on results of the log in order to further optimize production.
Rocky Mountains
Powder River Basin
The Werner #1-14H was spud in March 2007 and drilling was completed in early May after reaching a total depth of 10,235 feet. Approximately 3,100 feet of lateral hole was drilled in the Mowry and we encountered significant fracturing and strong oil shows during drilling of the well. In July, we completed drilling our second Mowry well in our 2007 program, the State #1-16.
We have since fracture stimulated various intervals in our three most recent horizontal Mowry completions, all of which have provided encouraging flow back. The Werner 1-14H and the State #1-16H have both flowed back 60-70% of their frac load to date, while the most recently stimulated Mill Trust 1-12H has flowed back approximately 40% of its frac load thus far. Brigham plans to install production tubing and pumping equipment on all three wells over the next several weeks.
We anticipate spudding the Krejci Federal #1-32H, our third well in our 2007 Mowry drilling program, in October.
Williston Basin
In April, we announced the formation of joint ventures in the Williston Basin in Mountrail County, North Dakota and Sheridan County, Montana. The joint ventures provide for participation in a total of approximately 30,300 gross and 24,350 net acres. The Mountrail County joint venture, which totals approximately 5,120 gross and 3,000 net acres, is proximate to high rate producing wells where the pace of drilling activity is rapidly accelerating. Since formation of the joint venture, we have grown our acreage position in the County to in excess of 10,000 net acres. Currently, two low interest non-operated wells are drilling and we anticipate spudding our first operated well, the Mountrail1-26H, in early October.
The other joint venture is located in Sheridan County, Montana, a portion of which underlies an 85 square mile proprietary 3-D shoot that we previously acquired.
Subsequent Events
Since the end of June 2007, we have completed an agreement with an operator on a multi-well project in Southern Louisiana. We anticipate a two well drilling program targeting 3-D seismic delineated Oligocene objectives at depths of 14,600 and 13,900 feet. We anticipate spudding the first well in mid-August with the second well commencing thereafter.
Also since the end of June 2007, we have executed a letter of intent for a work program to explore and develop over 240,000 gross acres of deep rights with multi-pay potential, including the Mowry shale, in the Powder River Basin. We will initially retain a 100% working interest in the program, with plans to perform a detailed technical analysis in 2007 and to commence a drilling program in 2008.

Second Quarter and First Six Months 2007 Results
Comparison of the three-month and six month periods ended June 30, 2007 and 2006.
Production volumes

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Oil (MBbls)	118	8%	109	239	6%	225
Natural gas (MMcf)	3,457	31%	2,629	6,439	24%	5,174
Total (MMcfe)(1)	4,163	27%	3,286	7,875	21%	6,521
Average daily production (MMcfe/d)	46.3		36.5	43.8		36.2

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production calculated using 30 days per calendar month.
Natural gas represented 83% of our second quarter 2007 production volumes and 82% of our first six months 2007 volumes, compared to 80% in the second quarter of last year and 79% in first six months of last year.
Revenue, Commodity Prices and Hedging
The following table presents our oil and natural gas revenue and average prices for the periods indicated. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and, as a result, we are currently marking-to-market these derivatives. In addition, all derivatives entered into since October 1, 2006 have been undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, unrealized gains (losses) on derivatives are no longer included within either other comprehensive income or other income (expense).

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Oil revenue:

Oil revenue	$7,328	(3%)	$7,541	$13,991	(4%)	$14,609
Oil derivative settlement gains (losses)	—	NM	—	113	NM	(50)

Oil revenue including oil derivative settlements	$7,328	(3%)	$7,541	$14,104	(3%)	$14,559
Oil derivative unrealized gains (losses)	(141)	NM	—	(494)	NM	23

Oil revenue including derivative settlements and unrealized gains (losses)	$7,187	(5%)	$7,541	$13,610	(7%)	$14,582

Natural gas revenue:

Natural gas revenue	$26,955	56%	$17,234	$48,778	36%	$35,881
Natural gas derivative settlement gains (losses)	6	(100%)	1,268	1,317	2%	1,291

Natural gas revenue including derivative settlements	$26,961	46%	$18,502	$50,095	35%	$37,172
Natural gas derivative unrealized gains (losses)	2,399	NM	(267)	(2,164)	428%	(410)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$29,360	61%	$18,235	$47,931	30%	$36,762

Oil and natural gas revenue:

Oil and natural gas revenue	$34,283	38%	$24,775	$62,769	24%	$50,490
Oil and natural gas derivative settlement gains (losses)	6	(100%)	1,268	1,430	15%	1,241

Oil and natural gas revenue including derivative settlement gains (losses)	34,289	32%	26,043	64,199	24%	51,731
Oil and natural gas derivative unrealized gains (losses)	2,258	NM	(267)	(2,658)	587%	(387)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	36,547	42%	25,776	61,541	20%	51,344
Other revenue	29	(44%)	52	56	87%	30

Total revenue	$36,576	42%	$25,828	$61,597	20%	$51,374

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Average oil prices:

Oil price (per Bbl)	$62.25	(10%)	$68.88	$58.44	(10%)	$65.05
Oil price including derivative settlement gains (losses) (per Bbl)	62.25	(10%)	68.88	58.91	(9%)	64.83
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	61.05	(11%)	68.88	56.85	(12%)	64.93

Average natural gas prices:

Natural gas price (per Mcf)	$7.80	19%	$6.56	$7.58	9%	$6.94
Natural gas price including derivative settlement gains (losses) (per Mcf)	7.80	11%	7.04	7.78	8%	7.19
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$8.49	22%	$6.94	$7.44	5%	$7.11

Average equivalent prices:

Natural gas equivalent price (per Mcfe)	$8.24	9%	$7.54	$7.97	3%	$7.74
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	8.24	4%	7.93	8.15	3%	7.93
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$8.78	12%	$7.84	$7.81	(1%)	$7.87

	For the three	For the six
	month periods	month periods
	ended June 30,	ended June 30,
	2007 and 2006	2007 and 2006

Change in revenue from the sale of oil
Volume variance impact	$567	$965
Price variance impact	(780)	(1,583)
Cash settlement of hedging contracts	—	163
Unrealized hedge gain or loss	(141)	(517)

Total change	$(354)	$(972)

Change in revenue from the sale of natural gas
Volume variance impact	$5,445	$8,808
Price variance impact	4,276	4,089
Cash settlement of hedging contracts	(1,262)	26
Unrealized hedge gain or loss	2,666	(1,754)

Total change	$11,125	$11,169

Change in revenue from the sale of oil and natural gas
Volume variance impact	$6,012	$9,773
Price variance impact	3,496	2,506
Cash settlement of hedging contracts	(1,262)	189
Unrealized hedge gain or loss	2,525	(2,271)

Total change	$10,771	$10,197

Second quarter 2007 oil and natural gas revenue including derivative cash settlements and unrealized gains (losses), increased $10.7 million, or 42%, when compared to the second quarter 2006. The change in revenue was attributable to the following:
•	a 27% increase in production volumes for the second quarter resulted in a $6.0 million increase in oil and natural gas revenue;

•	a 9% increase in the sales prices we received for our oil and natural gas resulted in a $3.5 million increase in oil and natural gas revenue;

•	a $2.3 million unrealized derivative gain in second quarter 2007 versus a $0.2 million unrealized derivative loss in second quarter 2006 increased revenue by $2.5 million; and

•	a minimal derivative cash settlement gain in the second quarter 2007 versus a $1.3 million derivative cash settlement gain in second quarter 2006 decreased revenue by $1.3 million.
First six months 2007 oil and natural gas revenue including derivative cash settlements and unrealized gains (losses), increased $10.2 million, or 20%, compared to the first six months 2006. The change in revenue was attributable to the following:
•	a 21% increase in production volumes resulted in a $9.8 million increase in oil and natural gas revenue;

•	a 3% increase in the sales price we received for our oil and natural gas resulted in a $2.5 million increase in oil and natural gas revenue;

•	a $1.4 million gain from the settlement of derivative contracts in the first half 2007 versus a $1.2 million derivative settlement gain in second quarter 2006 increased revenue by $0.2 million from hedging settlements; and

•	a $2.7 million unrealized derivative loss in first six months 2007 versus a $0.4 million unrealized derivative loss in the first half 2006 decreased revenue by $2.3 million.
Hedging. We utilize hedges to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. In recent periods, we have executed our hedging strategy using collars and three way costless collars as our primary hedging structures.
The following table details derivative contracts that settled during the second quarters and six month periods ended 2007 and 2006 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Oil collars
Volumes (Bbls)	73,000	62%	45,000	149,000	111%	70,500
Average floor price ($ per Bbl)	$56.29	4%	$53.93	$56.02	5%	$53.27
Average ceiling price ($ per Bbl)	$81.84	9%	$75.32	$80.42	12%	$71.50
Gain (loss) upon settlement ($ in thousands)	$—	NM	$—	$113	NM	$(50)

Oil written puts
Volumes (Bbl)	—	(100%)	7,500	—	(100%)	25,500
Average price ($ per Bbl)	$—	(100%)	$48.00	$—	(100%)	$40.94
Gain (loss) upon settlement ($ in thousands)	$—	NM	$—	$—	NM	$—

Total oil
Gain (loss) upon settlement ($ in thousands)	$—	NM	$—	$113	NM	$(50)

Natural gas collars
Volumes (MMbtu)	1,990,000	75%	1,140,000	3,795,000	118%	1,740,000
Average floor price ($ per MMbtu)	$7.11	(11%)	$8.01	$7.33	(10%)	$8.18
Average ceiling price ($ per MMbtu)	$10.70	(22%)	$13.74	$13.29	4%	$12.74
Gain (loss) upon settlement ($ in thousands)	$6	(100%)	$1,359	$1,317	(12%)	$1,490

Natural gas written puts
Volumes (MMbtu)	—	(100%)	390,000	—	(100%)	990,000
Average price ($ per MMbtu)	$—	(100%)	$6.65	$—	(100%)	$6.89
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(91)	$—	(100%)	$(199)

Total gas
Gain (loss) upon settlement ($ in thousands)	$6	(100%)	$1,268	$1,317	2%	$1,291
Other revenue. Other revenue relates to fees that we charge other parties who use our gas gathering systems that we own to move their production from the wellhead to first party gas pipeline systems.
Operating costs and expenses
Production costs. We believe that per unit production measures are the best way to evaluate our production costs. We use this information to internally evaluate our performance as well as to evaluate our performance relative to our peers.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended June 30,			Three months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Production costs:
Operating & maintenance	$0.59	0%	$0.59	$2,434	25%	$1,953
Expensed workovers	0.11	120%	0.05	466	207%	152
Ad valorem taxes	0.10	(23%)	0.13	425	(1%)	431

Lease operating expenses	$0.80	4%	$0.77	$3,325	31%	$2,536

Production taxes	0.13	(59%)	0.32	551	(48%)	1,052

Production costs	$0.93	(15%)	$1.09	$3,876	8%	$3,588
Second quarter 2007 per unit of production costs decreased $0.16 per Mcfe, or 15%, when compared to the second quarter last year because of the following:
•	production tax expense decreased $0.19 per Mcfe, or 59%, from the second quarter 2006. The decrease was attributable to recording production tax expense credits for our Vicksburg and Mill Ranch wells. To date, we have successfully received production tax expense credits on all 33 of our wells in these areas and are therefore booking credits immediately upon commencing production as opposed to deferring recording credits until receiving approval from the relevant governmental authority.

•	ad valorem taxes decreased $0.03 per Mcfe, or 23%, due to a decrease in estimated property valuations for our oil and natural gas properties;

•	per unit O&M expense remained unchanged from corresponding period last year; and

•	expensed workovers increased $0.06 per Mcfe, or 120%, due to an increase in workover activity as compared to the second quarter 2006.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Six months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006

Production costs:
Operating & maintenance	$0.60	(3%)	$0.62	$4,738	17%	$4,051
Expensed workovers	0.04	0%	0.04	324	17%	277
Ad valorem taxes	0.11	(27%)	0.15	832	(11%)	938

Lease operating expenses	$0.75	(7%)	$0.81	$5,894	12%	$5,266

Production taxes	0.08	(76%)	0.34	622	(72%)	2,196

Production costs	$0.83	(28%)	$1.15	$6,516	(13%)	$7,462
First six months 2007 per unit of production costs decreased $0.32 per Mcfe, or 28%, when compared to the comparable period last year because of the following:
•	production taxes decreased $0.26 per Mcfe, or 76%, due to the aforementioned production tax expense credits recorded during the second quarter 2007 and production tax credits recorded on four of our wells approved for abatement during the first quarter 2007;

•	ad valorem taxes decreased $0.04 per Mcfe, or 27%, due to a decrease in estimated property valuations for our oil and natural gas properties; and

•	O&M expense decreased $0.02 per Mcfe, or 3%.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands, except per unit measurements)

General and administrative costs	$4,298	11%	$3,882	$8,527	19%	$7,176
Capitalized general and administrative costs	(2,017)	19%	(1,700)	(4,068)	26%	(3,225)

General and administrative expenses	$2,281	5%	$2,182	$4,459	13%	$3,951

General and administrative expense ($ per Mcfe)	$0.55	(17%)	$0.66	$0.57	(7%)	$0.61
Our general and administrative (G&A) expense for the second quarter 2007 was 5% higher when compared to the second quarter of last year. G&A costs increased primarily because of higher payroll, payroll taxes, and rent. Higher production volumes decreased general and administrative expense on a per unit basis by 17% in the quarter to $0.55 per Mcfe.

General and administrative expense for the first six months 2007 was 13% higher than the first six months last year. G&A costs increased primarily because of $0.3 million in non-cash employee compensation associated with our 2006 adoption of SFAS 123R as well as higher payroll and payroll taxes. Increased production resulted in our general and administrative expense decreasing on a per unit basis by 7% to $0.57 per Mcfe.
Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$16,612	50%	$11,106	$30,571	43%	$21,362
Depletion of oil and natural gas properties ($ per Mcfe)	$3.99	18%	$3.38	$3.88	18%	$3.28
Our depletion expense for the second quarter 2007 was $5.5 million higher than the second quarter 2006. Approximately 54% of the increase was due to an increase in our production volumes while the remaining 46% of the increase was due to an increase in our depletion rate. Our depletion expense for the first six months 2007 was $9.2 million higher than 2006. Approximately 51% of the increase was due to an increase in our depletion rate while the remaining 49% of the increase was due to an increase in our production volumes. The increase in our depletion rates for both the second quarter 2007 and first six months 2007 was primarily a result of an increase in the cost of reserve additions.
Impairment of oil and natural gas properties. We use the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs and interest capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings and reduces stockholders’ equity in the period of occurrence.
The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have a substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect at the end of June 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit and we therefore recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties.
Net interest expense. Interest on borrowings under our 9 5/8% senior notes due 2014 (the “Senior Notes”), our senior credit agreement and dividends on our Series A mandatorily redeemable preferred stock represents the largest portion of our interest costs. Other costs include commitment fees that we pay on the unused portion of the borrowing base and amortization of debt issuance costs. We capitalize a portion of our interest costs associated with major capital projects.

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands)

Interest on Senior Notes	$3,775	61%	$2,339	$6,783	190%	$2,339
Interest on senior credit facility	585	312%	142	1,348	81%	743
Interest on senior subordinated notes (a)	—	(100%)	121	—	(100%)	699
Commitment fees	52	49%	35	100	20%	83
Dividend on mandatorily redeemable preferred stock	151	0%	151	300	0%	300
Amortization of deferred loan and debt issuance cost	238	(79%)	1,149	443	(65%)	1,268
Other general interest expense	—	(100%)	2	1	(80%)	5
Capitalized interest expense	(1,123)	41%	(798)	(1,880)	56%	(1,207)

Net interest expense	$3,678	17%	$3,141	$7,095	68%	$4,230

Weighted average debt outstanding	$191,063	53%	$124,918	$181,451	76%	$103,376
Average interest rate on outstanding indebtedness (b)	9.7%		9.1%	9.5%		8.1%

(a)	Includes the effects of interest rate swaps.

(b)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Second quarter 2007 interest expense was $0.5 million higher than the corresponding period last year primarily due to a 53% increase in our weighted average debt outstanding and a higher weighted average cost of debt attributable to our April 2007 Senior Notes add-on. First six months 2007 interest expense was $2.9 million higher than the comparable period in 2006 because of a higher weighted average debt outstanding and higher weighted average interest rate attributable to our April 2006 Senior Notes issuance and our April 2007 Senior Notes add-on.
We made $7.0 million in cash payments for interest during the second quarter 2007. For the first six months of 2007, we made $7.6 million in aggregate cash payments for interest.
Other income (expense). Prior to October 1, 2006, other income (expense) included non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as cash flow hedges under SFAS 133, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of our derivative contracts that qualified as cash flow hedges under SFAS 133. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and began using mark-to-market accounting for these derivatives. Subsequent to September 30, 2006, all derivatives are undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other income (expense) are incorporated within revenue.
Other income (expense) included:

	Three months ended June 30,			Six months ended June 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands)

Other income (expense):
Non-cash gain (loss) for the ineffective portion of cash flow hedges	$—	(100%)	$42	$—	(100%)	$877
Non-cash gain (loss)	—	NM	—	40	NM	—
Cash income (expense)	712	(24%)	938	862	(15%)	1,010

Total other income	$712	(27%)	$980	$902	(52%)	$1,887

Second quarter 2007 other cash income (expense) includes $0.4 million in cash income related to the receipt of a bankruptcy claim that had been previously written down and $0.1 million in cash income related to the sale a production barge that was not being utilized. Second quarter 2006 other income (expense) includes $0.8 million in cash income related to the termination of our subordinated debt interest rate swap, which we recorded in April 2006.
Income taxes. We recorded deferred federal income tax expense of $1.6 million in the second quarter of this year, compared to deferred federal income tax expense of $2.0 million in the second quarter of last year. The decrease in our deferred federal income taxes was primarily due to lower second quarter 2007 income before income taxes.
In May 2006, the State of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”) based on modified gross income. As a result, we recognized deferred state income taxes in the second quarter 2006 of $1.3 million. We recorded deferred state income tax expense of $0.3 million in the second quarter of this year, consisting of the Margin Tax and taxes reflecting our increased activity in Louisiana and North Dakota.
We recorded deferred federal income tax expense of $2.8 million in the first six months of this year, compared to deferred federal income tax expense of $5.5 million in the first six months of last year. The decrease in our deferred federal income taxes was primarily due to lower 2007 income before income taxes. We recorded deferred state income tax expense of $0.1 million in the first six months of this year, consisting of the Margin Tax and taxes reflecting our increased activity in Louisiana and North Dakota.
For the first six months of 2007, the following table reconciles the difference between the statutory tax rate of 35% and the effective tax rate of 40.97%:

	Six months ended
	June 30, 2007	Tax Rate
	(In thousands)
Reconciliation to effective tax rate:
Tax at the statutory rate	$2,480	35.00%
Add the effect of:
Non-deductible expenses	3	0.01%
Preferred stock dividends	105	1.49%
Incentive stock options not exercised	66	0.94%
State taxes (after-tax)	92	1.31%
Other	157	2.22%

Total	$2,903	40.97%

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

The table below summarizes our 2007 oil and gas capital expenditure budget, the amount spent through June 30, 2007 and the amount of our 2007 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2007	Spent Through	Amount
	Budget	June 30, 2007	Remaining (a)
	(In millions)

Drilling	$91.2	$52.2	$39.0
Net land and seismic	11.2	5.4	5.8
Capitalized costs (b)	11.5	6.0	5.5
Asset retirement obligation	1.0	0.2	0.8

Total oil and gas capital expenditures (c)	$114.9	$63.8	$51.1

(a)	Calculated based on the 2007 capital expenditure budget announced in February 2007 less amount spent through June 30, 2007.

(b)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(c)	Excludes other property capital expenditures.
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
9 5/8% Senior Notes Due 2014
On April 9, 2007, we issued $35 million in Senior Notes. The Senior Notes were issued as an add-on to our existing $125 million of Senior Notes under the indenture dated April 20, 2006 (the “Indenture”). The add-on notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”). We completed our offering to exchange the unregistered notes for registered notes on July 6, 2007. We used the proceeds from the add-on offering to repay amounts outstanding under our existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, we had outstanding $160 million in Senior Notes.

The notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas L.P. (the “Guarantor”). We are obligated to pay the $160 million of Senior Notes in cash upon maturity in May 2014. Beginning November 2006, we paid 9 5/8% interest on the $125 million outstanding and beginning in May 2007, we paid interest on the $160 million outstanding. Future interest payments are due semi-annually in arrears in November and May of each year.
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
Additionally, the Indenture contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of June 30, 2007.
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
In April 2007, a portion of the proceeds from the Senior Notes add-on were used to repay amounts outstanding under the senior credit agreement. As of June 30, 2007 and August 3, 2007, we had $26.1 million outstanding and $74.9 million of unused committed borrowing capacity available under our senior credit agreement. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.
Since the borrowing base for our senior credit agreement is re-determined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement could fluctuate. While we do not expect the amount that we have borrowed under our senior credit agreement to exceed the borrowing base, in the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned spending for exploration and development activities. The next semi-annual borrowing base redetermination is anticipated to be concluded in November 2007.

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
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at June 30, 2007 and interest coverage ratio for the twelve-month period ended June 30, 2007 were 2.4 to 1 and 7.8 to 1, respectively. As of June 30, 2007, we were in compliance with all covenant requirements in connection with our senior credit agreement.
Access to the committed and undrawn portion of our borrowing base could be limited based on the covenants that are part of the Indenture governing the Senior Notes. Future amounts borrowed under our senior credit agreement will depend primarily on net cash provided by operating activities, proceeds from other financing activities, reimbursements of prior land and seismic costs by third party participants in our projects and proceeds generated from asset dispositions.
Mandatorily Redeemable Preferred Stock
As of June 30, 2007, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.
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
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations and we have not guaranteed the debt of any other party.
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Six months ended June 30,
	2007	% Change	2006
	(In thousands)

Net income	$4,183	(56%)	$9,541
Non-cash items	44,468	47%	30,316
Changes in working capital and other items	(1,375)	NM	19,597

Cash flows provided by operating activities	$47,276	(20%)	$59,454
Cash flows used by investing activities	(73,490)	(35%)	(112,867)
Cash flows provided by financing activities	34,197	(41%)	57,486

Net increase in cash and cash equivalents	$7,983	96%	$4,073

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
For the first six months of 2007, cash flows provided by operating activities decreased by 20% to $47.3 million from the same period last year. The decrease in operating cash flow is attributable to a decrease in accounts payable in the current period while accounts receivable decreased in the first half of 2006.

Analysis of changes in cash flows used in investing activities

	Six months ended June 30,
	2007	% Change	2006
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$52,227	(23%)	$67,617
Land and seismic	5,424	(53%)	11,554
Capitalized cost	5,948	24%	4,781
Capitalized asset retirement obligation	228	(36%)	358

Total	$63,827	(24%)	$84,310

Reconciling Items:
Change in accrued drilling costs	$10,009	NM	$(8,307)
Change in short-term investments	—	(100%)	37,600
Other	(346)	(53%)	(736)

Total Reconciling Items	9,663	(66%)	28,557

Net cash used in investing activities	$73,490	(35%)	$112,867
Net cash used by investing activities in the first six month 2007 decreased by $39.4 million, or 35%, over the comparable period in 2006 due to the following:
•	drilling capital expenditures decreased by $15.4 million because of an overall decrease in our level of drilling activity in the first six months 2007 versus the corresponding period last year;

•	land and seismic expenditures decreased by $6.1 million due to a reduction in the level our acreage acquisitions;

•	in the second quarter 2006, we invested $37.6 million of the proceeds raised in our April 2006 Senior Notes issuance in short-term investments while no such investments were made in the second quarter 2007;

•	offsetting the above reductions was a $18.3 million change in our accrued drilling costs, which resulted from a decrease in our drilling activity; and

•	capitalized costs increased by $1.2 million because of both an increase in the level of our debt outstanding and a higher interest rate associated with our Senior Notes.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first six months 2007 was 41% lower than the first six months 2006. During first six months 2007, we borrowed approximately $23 million less than in the first six months 2006 due to our reduced levels of drilling and land acquisitions.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the six months ended June 30, 2007 and 2006.

	Shares Issued	Net Proceeds
	(In thousands, except share data)

2007 common stock transactions:
Exercise of employee stock options	55,000	$223

2006 common stock transactions:
Exercise of employee stock options	48,600	$238

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
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have recognized a liability of $2.1 million upon the adoption of adopting FIN 48.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the second fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159.
Forward Looking Information
We or our representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2007 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2006 including, but not limited to, the Risk Factors identified in Item 1A. of such reports and Form 10-Q report for the period ended March 31, 2007. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

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
During 2006, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas basis swaps, oil costless collars, oil three-way costless collars and interest rate swaps. During the first six months of 2007, we used natural gas costless collars and oil costless collars.
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
The following tables reflect our open natural gas and oil derivative contracts as of June 30, 2007, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
07/01/07 - 07/31/07	30,000	$7.00	$10.00
07/01/07 - 07/31/07	80,000	$7.00	$8.00
07/01/07 - 10/31/07	160,000	$7.00	$15.45
07/01/07 - 10/31/07	160,000	$7.25	$15.25
07/01/07 - 10/31/07	160,000	$7.00	$14.85
07/01/07 - 10/31/07	400,000	$7.50	$11.00
07/01/07 - 10/31/07	200,000	$7.00	$11.60
07/01/07 - 10/31/07	200,000	$7.00	$9.10
07/01/07 - 10/31/07	200,000	$7.25	$9.60
07/01/07 - 10/31/07	400,000	$7.00	$9.55
07/01/07 - 10/31/07	600,000	$7.00	$10.20
08/01/07 - 08/31/07	20,000	$7.00	$10.00
08/01/07 - 08/31/07	60,000	$7.00	$8.00
09/01/07 - 09/30/07	40,000	$7.00	$9.35
10/01/07 - 10/31/07	30,000	$7.00	$9.35
11/01/07 - 11/30/07	50,000	$8.00	$10.20
11/01/07 - 03/31/08	250,000	$8.00	$13.40
11/01/07 - 03/31/08	300,000	$8.85	$15.00
11/01/07 - 03/31/08	300,000	$9.30	$15.00
11/01/07 - 03/31/08	500,000	$7.50	$13.30
11/01/07 - 03/31/08	250,000	$8.00	$12.65
11/01/07 - 03/31/08	250,000	$8.00	$13.15
12/01/07 - 12/31/07	40,000	$8.00	$10.20
01/01/08 - 01/31/08	30,000	$8.00	$10.20
02/01/08 - 02/29/08	20,000	$8.00	$10.20
03/01/08 - 03/31/08	10,000	$8.00	$10.20
04/01/08 - 09/30/08	420,000	$6.75	$9.75
04/01/08 - 09/30/08	540,000	$7.00	$9.68
04/01/08 - 10/31/08	350,000	$7.25	$10.40

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
07/01/07 - 12/31/07	6,000	$55.00	$79.00
07/01/07 - 09/30/07	15,000	$50.00	$81.50
07/01/07 - 09/30/07	6,000	$56.00	$92.50
07/01/07 - 07/31/07	4,000	$55.00	$80.30
07/01/07 - 08/31/07	4,000	$65.00	$80.00
07/01/07 - 08/31/07	4,000	$60.00	$76.00
07/01/07 - 10/31/07	10,000	$58.00	$90.50
07/01/07 - 04/31/08	20,000	$60.00	$74.75
08/01/07 - 10/31/07	9,000	$55.00	$80.30
09/01/07 - 09/30/07	3,000	$60.00	$76.00
10/01/07 - 10/31/07	2,000	$60.00	$76.00
10/01/07 - 12/31/07	9,000	$59.20	$90.00
10/01/07 - 03/31/08	18,000	$56.00	$89.95
10/01/07 - 03/31/08	6,000	$65.00	$80.25
11/01/07 - 12/31/07	4,000	$55.00	$80.30
11/01/07 - 12/31/07	2,000	$60.00	$76.00

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars (continued)
11/01/07 - 03/31/08	10,000	$68.40	$90.00
01/01/08 - 03/31/08	7,500	$57.60	$90.00
04/01/08 - 06/31/08	9,000	$62.00	$81.60
01/01/08 - 12/31/08	24,000	$57.50	$75.50
04/01/08 - 10/31/08	21,000	$65.70	$90.00
04/01/08 - 12/31/08	18,000	$57.50	$76.00
04/01/08 - 06/31/08	9,000	$62.00	$81.60
11/01/08 - 06/31/09	24,000	$62.00	$81.75
The following table reflects commodity derivative contracts entered into subsequent to June 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
10/01/07 - 10/31/07	3,000	$65.00	$82.10
11/01/07 - 11/30/07	3,000	$65.00	$82.10
12/01/07 - 12/31/07	2,000	$65.00	$82.10
01/01/08 - 01/31/08	3,000	$65.00	$82.10
02/01/08 - 02/29/08	1,000	$65.00	$82.10
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

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

ITEM 1A.	RISK FACTORS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Stockholders meeting on Thursday, May 31, 2007, in Austin, Texas at 10:00 a.m. local time.

(b)	Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors’ nominees as listed in the proxy statement and all of such nominees were duly elected.

(c)	Out of the total 45,533,514 shares of our common stock outstanding and entitled to vote, 41,649,368 shares were present in person or by proxy, representing approximately 91.5%. The only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:
1.	To elect seven directors to serve until the Annual Meeting of Stockholders in 2008.

		Number of shares	Number of shares
	Number of shares	voting against	withholding
	voting for election	election as	authority to vote for
Nominee	as director	director	election as director
Ben M. “Bud” Brigham	37,936,423	—	3,712,945
David T. Brigham	37,769,323	—	3,880,045
Harold D. Carter	31,979,158	—	9,670,210
Stephen C. Hurley	38,368,227	—	3,281,141
Stephen P. Reynolds	38,144,565	—	3,504,803
Hobart A. Smith	38,029,330	—	3,620,038
R. Graham Whaling	38,399,251	—	3,250,117
2.	To approve the appointment of KPMG LLP for the year ending December 31, 2007.

For	41,379,757
Against	228,910
Abstained	40,700

3.	To approve the amendment of Brigham’s 1997 Director Stock Option Plan to increase the number of shares of common stock available under the plan from 430,000 to 1,000,000 and to extend the termination date from March 4, 2007 to March 4, 2017.

For	29,324,721
Against	1,981,830
Abstained	258,001

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350
32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2007.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Desciption
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350
32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350