Form 10-Q
period 2007-09-30
BRIGHAM EXPLORATION CO
filed 2007-11-07
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding

Common Stock, par value $.01 per share as of November 4, 2007	45,740,160

Brigham Exploration Company
Third Quarter 2007 Form 10-Q Report

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,496	$4,300
Accounts receivable	17,991	18,352
Derivative assets	2,766	5,676
Other current assets	2,809	2,390
Property held for sale	—	500

Total current assets	34,062	31,218

Oil and natural gas properties, using the full cost method including
Proved, net	422,272	410,474
Unproved	65,560	75,051

	487,832	485,525

Other property and equipment, net	1,072	936
Deferred loan fees	3,858	3,420
Other noncurrent assets	1,646	1,488

Total assets	$528,470	$522,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,657	$19,464
Royalties payable	6,700	5,012
Accrued drilling costs	3,568	23,310
Participant advances received	670	3,990
Other current liabilities	10,490	5,677

Total current liabilities	38,085	57,453

Senior Notes	158,432	123,434
Senior credit facility	—	25,900
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at September 30, 2007 and December 31, 2006	10,101	10,101
Deferred income taxes	38,394	34,609
Other taxes payable	2,159	—
Other noncurrent liabilities	5,034	5,075

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,225,529 and 45,090,398 shares issued and 45,121,806 and 44,011,362 shares outstanding at September 30, 2007 and December 31, 2006, respectively	452	451
Additional paid-in capital	206,500	203,643
Treasury stock, at cost; 103,723 and 79,036 shares at September 30, 2007 and December 31, 2006, respectively	(836)	(662)
Accumulated other comprehensive income (loss)	206	1,006
Retained earnings	69,943	61,577

Total stockholders’ equity	276,265	266,015

Total liabilities and stockholders’ equity	$528,470	$522,587

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Oil and natural gas sales	$29,481	$26,089	$92,250	$78,019
Gain (loss) on derivatives, net	1,648	(123)	420	(709)
Other revenue	17	57	73	87

	31,146	26,023	92,743	77,397

Costs and expenses:
Lease operating	2,564	2,672	8,458	7,938
Production taxes	951	1,259	1,573	3,455
General and administrative	2,514	1,985	6,973	5,936
Depletion of oil and natural gas properties	14,776	11,910	45,347	33,272
Impairment of oil and natural gas properties	—	—	6,505	—
Depreciation and amortization	147	140	468	376
Accretion of discount on asset retirement obligations	87	80	298	229

	21,039	18,046	69,622	51,206

Operating income	10,107	7,977	23,121	26,191

Other income (expense):
Interest income	271	518	536	1,072
Interest expense, net	(3,976)	(2,669)	(11,071)	(6,899)
Other income (expense)	105	2,507	1,007	4,394

	(3,600)	356	(9,528)	(1,433)

Income before income taxes	6,507	8,333	13,593	24,758

Income tax expense:
Current	—	—	—	—
Deferred	(2,324)	(3,087)	(5,227)	(9,971)

	(2,324)	(3,087)	(5,227)	(9,971)

Net income	$4,183	$5,246	$8,366	$14,787

Net income per share available to common stockholders:
Basic	$0.09	$0.12	$0.19	$0.33

Diluted	$0.09	$0.12	$0.18	$0.33

Weighted average shares outstanding:
Basic	45,123	45,027	45,085	45,005

Diluted	45,477	45,294	45,490	45,451

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$1,006	$61,577	$266,015
Comprehensive income:
Net income	—	—	—	—	—	8,366	8,366
Net (gains) losses included in net income	—	—	—	—	(1,231)	—	(1,231)
Tax benefit (provision) related to hedges	—	—	—	—	431	—	431

Comprehensive income							7,566
Exercises of employee stock options	57	—	230	—	—	—	230
Vesting of restricted stock	78	1	(1)	—	—	—	—
Stock based compensation	—	—	2,628	—	—	—	2,628
Repurchases of common stock	—	—	—	(174)	—	—	(174)

Balance, September 30, 2007	45,225	$452	$206,500	$(836)	$206	$69,943	$276,265

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$8,366	$14,787
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	45,347	33,272
Impairment of oil and natural gas properties	6,505	—
Depreciation and amortization	468	376
Stock based compensation	1,455	1,134
Write-off of deferred loan costs	—	965
Amortization of deferred loan fees and debt issuance costs	713	508
Market value adjustment for derivative instruments	2,985	(2,926)
Accretion of discount on asset retirement obligations	298	229
Deferred income taxes	5,227	9,971
Other noncash items	(4)	64
Changes in operating assets and liabilities:
Accounts receivable	361	7,926
Other current assets	77	(1,378)
Accounts payable	(2,807)	4,928
Royalties payable	1,688	(1,585)
Participant advances received	(3,320)	248
Other current liabilities	5,593	6,032
Other noncurrent assets	514	—
Other noncurrent liabilities	(114)	(256)

Net cash provided by operating activities	73,352	74,295

Cash flows from investing activities:
Additions to oil and natural gas properties	(108,453)	(125,054)
Proceeds from the sale of oil and natural gas properties	35,435	—
Purchases of short term investments	—	(52,409)
Sales and redemptions of short term investments	—	51,405
Additions to other property and equipment	(600)	(335)
Decrease (increase) in drilling advances paid	(1,545)	254

Net cash used by investing activities	(75,163)	(126,139)

Cash flows from financing activities:
Proceeds from senior notes offering	34,825	123,286
Increase in senior credit facility	46,400	24,200
Repayment of senior credit facility	(72,300)	(57,300)
Repayment of senior subordinated notes	—	(30,000)
Deferred loan fees paid and equity costs	(974)	(2,868)
Proceeds from issuance of stock, net of issuance costs	—	37
Proceeds from exercise of employee stock options	230	339
Repurchases of common stock	(174)	(211)

Net cash provided by financing activities	8,007	57,483

Net increase (decrease) in cash and cash equivalents	6,196	5,639
Cash and cash equivalents, beginning of year	4,300	3,975

Cash and cash equivalents, end of period	$10,496	$9,614

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
As of September 30, 2007, there are no known environmental or other regulatory matters related to Brigham’s operations that were reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding – basic	45,123	45,027	45,085	45,005
Plus: Potential common shares
Stock options and restricted stock	354	267	405	446

Weighted average common shares outstanding – diluted	45,477	45,294	45,490	45,451

Stock options excluded from diluted EPS due to the anti-dilutive effect	2,595	2,633	2,525	1,700

5.      Income Taxes
The income tax expense (benefit) for the nine months ended September 30, 2007 and 2006 consists of the following (in thousands):

	September 30,	September 30,
	2007	2006
Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	4,926	8,630
State	301	1,341

	$5,227	$9,971

In May 2006, the State of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”), that is based on modified gross revenue. Within the context of generally accepted accounting principles in the United States, the Margin Tax is based on a measure of income and is thus accounted for in accordance with SFAS 109 “Accounting for Income Taxes”. The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. As a result, Brigham recognized deferred state income taxes in the second quarter of 2006 of $1.3 million.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)
Increases (decreases) resulting from adoption of FIN 48	$2,139
Increases (decreases) resulting from tax positions taken in the current period	20
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at 09/30/2007	$2,159

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
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2006, 2005, 2004, and 2003.
6.      Derivative Instruments and Hedging Activities
Brigham utilizes various commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending plans.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. On October 1, 2006, Brigham de-designated all derivatives that were previously classified as cash flow hedges and, in addition, Brigham has elected not to designate any additional derivative contracts as cash flow hedges for accounting purposes under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity”. Beginning on October 1, 2006, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. As such, the realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Natural Gas
Average price per Mcf realized excluding gas hedging results	$6.71	$6.48	$7.23	$6.78
Average price per Mcf including gas hedging settlement results	$7.31	$6.99	$7.56	$7.12
Increase (decrease) in revenue, in thousands	$1,996	$1,328	$3,313	$2,619
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$7.31	$7.02	$7.34	$7.08
Increase (decrease) in revenue, in thousands	$1,967	$1,427	$1,121	$2,307
Oil
Average price per Bbl realized excluding oil hedging results	$73.65	$71.86	$66.95	$67.22
Average price per Bbl including oil hedging settlement results	$73.43	$72.36	$67.26	$67.22
Increase (decrease) in revenue, in thousands	$(21)	$52	$92	$2
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$70.35	$72.36	$64.60	$67.29
Increase (decrease) in revenue, in thousands	$(319)	$52	$(701)	$27

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Increase (decrease) in earnings due to ineffectiveness	$—	$2,336	$—	$3,213
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
During 2006, derivative positions included written put options that were not designated as cash flow hedges and were reflected at fair value on the balance sheet. These positions were entered into in conjunction with a costless collar to offset the cost of other option positions that were designated as cash flow hedges. Historically, at each balance sheet date, the value of written put options not designated as cash flow hedges was adjusted to reflect current fair value and any realized and unrealized gains or losses were recorded as an increase or decrease in other income (expense). During 2006, any realized and unrealized gains or losses associated with the written put options were recorded as gain (loss) on derivatives, net, as an in increase or decrease in revenue on the consolidated statement of operations with any other undesignated derivatives. The following table provides a summary of the fair value of the written put options included in other current liabilities (in thousands):

	September 30,
	2007	2006
Fair value of undesignated written put options	$—	$(293)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of the impact on earnings from non-cash gains (losses) related to changes in the fair values of these derivative contracts for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Increase (decrease) in earnings due to changes in fair value of written put options	$—	$115	$—	$(168)
The following table reflects open commodity derivative contracts at September 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/07 - 10/31/07	150,000		$7.00	$10.20
10/01/07 - 10/31/07	40,000		$7.00	$15.45
10/01/07 - 10/31/07	40,000		$7.25	$15.25
10/01/07 - 10/31/07	40,000		$7.00	$14.85
10/01/07 - 10/31/07	100,000		$7.50	$11.00
10/01/07 - 10/31/07	50,000		$7.00	$11.60
10/01/07 - 10/31/07	50,000		$7.00	$9.10
10/01/07 - 10/31/07	50,000		$7.25	$9.60
10/01/07 - 10/31/07	100,000		$7.00	$9.55
10/01/07 - 10/31/07	30,000		$7.00	$9.35
11/01/07 - 12/31/07	60,000		$7.25	$9.20
11/01/07 - 03/31/08	250,000		$8.00	$13.40
11/01/07 - 03/31/08	300,000		$8.85	$15.00
11/01/07 - 03/31/08	300,000		$9.30	$15.00
11/01/07 - 03/31/08	500,000		$7.50	$13.30
11/01/07 - 03/31/08	150,000		$8.00	$10.20
11/01/07 - 03/31/08	250,000		$8.00	$12.65
11/01/07 - 03/31/08	250,000		$8.00	$13.15
04/01/08 - 09/30/08	420,000		$6.75	$9.75
04/01/08 - 09/30/08	540,000		$7.00	$9.68
04/01/08 - 10/31/08	350,000		$7.25	$10.40
Oil Costless Collars
10/01/07 - 04/30/08		14,000	$60.00	$74.75
10/01/07 - 12/31/07		3,000	$55.00	$79.00
10/01/07 - 12/31/07		4,000	$60.00	$76.00
10/01/07 - 12/31/07		7,000	$55.00	$80.30
10/01/07 - 10/31/07		2,500	$58.00	$90.50
10/01/07 - 12/31/07		9,000	$59.20	$90.00
10/01/07 - 02/28/08		12,000	$65.00	$82.10
10/01/07 - 03/31/08		18,000	$56.00	$89.95
10/01/07 - 03/31/08		6,000	$65.00	$80.25
11/01/07 - 03/31/08		10,000	$68.40	$90.00
01/01/08 - 03/31/08		7,500	$57.60	$90.00
01/01/08 - 12/31/08		24,000	$57.50	$75.50
02/01/08 - 06/30/08		5,000	$65.00	$82.60
04/01/08 - 06/30/08		9,000	$62.00	$81.60
04/01/08 - 10/31/08		21,000	$65.70	$90.00
04/01/08 - 12/31/08		18,000	$57.50	$76.00
07/01/08 - 08/31/08		4,000	$65.00	$80.60
11/01/08 - 06/30/09		24,000	$62.00	$81.75

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects commodity derivative contracts entered subsequent to September 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Collars
04/01/08 - 06/30/08	120,000	$7.00	$9.00	$—
07/01/08 - 09/30/08	90,000	$6.75	$9.62	$—
10/01/08 - 03/31/09	300,000	$8.00	$10.35	$5.50
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

	September 30,	December 31,
	2007	2006
	(In thousands)

Other current liabilities	$(373)	$(5)
Other noncurrent liabilities	(65)	—
Current derivative assets	2,766	5,676
Other noncurrent assets	31	904

	$2,359	$6,575

7.      Senior Notes
In April 2006, Brigham issued $125 million of 9 5/8% Senior Notes due in 2014 (the “Senior Notes”). The Senior Notes were priced at 98.629% of their face value to yield 9.875% and are fully and unconditionally guaranteed by Brigham Exploration and its wholly-owned subsidiaries, Brigham Inc. and Brigham Oil & Gas, L.P. The guarantees are joint and several. Brigham Exploration does not have any independent assets or operations and the aggregate assets and revenues of the subsidiaries not guaranteeing are less than 3% of Brigham’s consolidated assets and revenues.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2007, Brigham issued an additional $35 million in 9 5/8% Senior Notes due 2014. The notes were issued as an add-on to the existing $125 million of 9 5/8% Senior Notes due 2014 under the indenture dated April 20, 2006. The add-on notes were priced at 99.50% of face value to yield 9.721% and were issued under a transaction exempt from the registration requirements of the Securities Act of 1933. Brigham completed the offering to exchange the unregistered notes for registered notes on July 6, 2007. Brigham used the proceeds from the add-on offering to repay amounts outstanding under the existing senior credit agreement and for general corporate purposes. Upon completion of the add-on, Brigham had outstanding $160 million in 9 5/8% Senior Notes due 2014.
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
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date including the impact of qualifying cash flow hedging instruments; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, Brigham is subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.
The risk that Brigham will experience a ceiling test writedown increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. At the end of the second quarter 2007, the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit and Brigham was required to record a writedown of its oil and gas properties in the amount of $4.1 million, net of tax.
Based on oil and gas prices in effect at the end of September 2007 ($6.38 per MMBtu for Henry Hub gas and $81.67 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $13.5 million, net of tax. However, subsequent to the end of the quarter, oil and natural gas prices increased and, on October 31, 2007, reached $6.99 per MMBtu for natural gas and $94.53 per barrel for oil. Utilizing these prices, Brigham’s net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, Brigham was not required to writedown the net capitalized costs of its oil and gas properties.
During the third quarter 2007, Brigham sold its Anadarko Basin Granite Wash oil and gas properties for net proceeds of $35.4 million with an effective date of September 1, 2007.
9.      Asset Retirement Obligations
Brigham has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. Prior to the adoption of SFAS 143 “Accounting for Asset Retirement Obligations”, Brigham assumed salvage value approximated plugging and abandonment costs. As such, estimated salvage value was not excluded from depletion and plugging and abandonment costs were not accrued for over the life of the oil and gas properties. Under the provisions of SFAS 143, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Beginning asset retirement obligations	$5,002	$4,389
Liabilities incurred for new wells placed on production	325	395
Liabilities settled	(41)	(218)
Revisions to estimates due to sale of oil and gas properties	(615)	—
Accretion of discount on asset retirement obligations	298	229

	$4,969	$4,795

10.    Stock Based Compensation
Brigham adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized includes the cost for all stock based compensation granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock based awards granted subsequent to January 1, 2006, was based on the grant date fair value that was estimated in accordance with the provisions of SFAS 123R. The maximum contractual life of stock based awards is seven years. Additionally, during 2007, stock compensation expense related to unvested stock based awards was adjusted to recognize actual forfeitures during the year. Brigham has assumed a 4% weighted average forfeiture rate for stock based awards to be used prospectively at September 30, 2007. At adoption of SFAS 123R, Brigham elected to amortize newly issued and existing granted awards on a straight-line basis over the requisite service period including estimates of pre-vesting forfeiture rates. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods. Unearned stock compensation recorded under APB 25 of $2.3 million was eliminated and additional paid-in capital was reduced by a like amount on the consolidated balance sheet and consolidated statements of stockholders’ equity, in accordance with SFAS 123R. Results for prior periods have not been restated.
The estimated fair value of the options granted during the nine months ended September 30, 2007 and 2006 were calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2007 and 2006:

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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the nine months ended September 30, 2007 and 2006.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Pre-tax stock based compensation expense	$1,100	$516	$2,628	$2,072
Capitalized stock based compensation	(481)	(225)	(1,171)	(938)
Tax benefit	(217)	(102)	(510)	(397)

Stock based compensation expense, net	$402	$189	$947	$737

The adoption of SFAS 123R did not impact basic and diluted net income per share for the three and nine months ended September 30, 2006.
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At September 30, 2007, approximately 652,223 shares remained available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 618,300 remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the nine months ended September 30:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,243,566	$7.08	2,946,333	$6.96
Granted	35,000	$6.18	20,000	$9.73
Forfeited or cancelled	(145,300)	$8.06	(194,067)	$4.84
Exercised	(57,000)	$4.05	(48,600)	$5.99

Options outstanding at the end of the quarter	3,076,266	$7.08	2,723,666	$7.15

Options exercisable at the end of the quarter	1,645,366	$6.34	1,021,733	$5.58

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average grant-date fair value of share options granted during the nine months ended September 30, 2007 and 2006 was $2.97 and $6.54, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $122,313 and $317,000, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	September 30,	Remaining	Average	September 30,	Remaining	Average
Exercise Price	2007	Contractual Life	Exercise Price	2007	Contractual Life	Exercise Price
$ 3.05 to $3.41	220,366	1.2 years	$3.35	220,366	1.2 years	$3.35
3.66 to 5.08	444,400	1.9 years	$4.23	407,700	1.7 years	$4.23
6.10 to 6.73	1,255,000	4.1 years	$6.49	524,000	3.4 years	$6.61
7.22 to 8.84	776,500	4.3 years	$8.54	403,300	4.0 years	$8.70
8.93 to 12.31	380,000	5.1 years	$11.50	90,000	4.8 years	$11.12

$ 3.05 to $12.31	3,076,266	3.8 years	$7.08	1,645,366	2.9 years	$6.34

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $1.3 million. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of September 30, 2007, there was approximately $4.4 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.6 years.
Restricted Stock
During the nine months ended September 30, 2007 and 2006, Brigham issued 379,550 and 129,595, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of September 30, 2007, there was approximately $3.6 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.9 years. During 2006, stock compensation expense related to unvested restricted stock was adjusted to recognize actual forfeitures during the year as they occurred. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	391,367	$8.60	397,650	$7.37
Shares granted	379,550	$5.78	129,595	$10.84
Lapse of restrictions	(78,131)	$6.46	(65,000)	$5.23
Forfeitures	(27,053)	$8.35	(27,500)	$8.05

Shares outstanding at the end of the quarter	665,733	$7.25	434,745	$8.68

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$4,183	$5,246	$8,366	$14,787
Unrealized gains (losses) on cash flow hedges		3,527		8,015
Net (gains) losses included in net income	(68)	—	(1,231)	—
Tax benefits (provisions) related to cash flow hedges	24	(417)	431	(1,681)
Reclassification adjustments for settled hedging positions	—	(2,336)	—	(3,213)

Other Comprehensive Income, net	$4,139	$6,020	$7,566	$17,908

12.    New Accounting Pronouncements
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. Brigham is currently evaluating the impact of adopting SFAS 157 on the financial statements.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2006 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month and nine month periods ended September 30, 2007 and September 30, 2006. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2006 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, since late 2005 we have accumulated significant acreage positions in the Williston Basin of North Dakota and Montana and the Powder River Basin of Wyoming. In April 2007, we announced that we had further added to our Williston Basin acreage by entering into joint ventures that encompassed acreage in Mountrail County, North Dakota and Sheridan County, Montana. Since April, we have grown our total acreage in Mountrail County and extensional areas to approximately 42,600 acres. Operations within the Williston and Powder River Basins are included in and constitute the bulk of our activity in our Rocky Mountains province. We also entered into two joint ventures in Southern Louisiana in 2006 and entered into a work program with a proven Southern Louisiana operator in the third quarter 2007. We consider the Southern Louisiana joint ventures and work program to be logical extensions of our prospect generating activities in the onshore Texas Gulf Coast. Effective September 1, 2007, we sold our non-strategic Anadarko Basin Granite Wash assets for proceeds of $35.4 million.
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
Overview of Third Quarter and First Nine Months 2007 Financial Results
During the third quarter, Henry Hub natural gas spot prices were highly volatile and ranged from a low of $5.29 per Mcf to a high of $7.30 per Mcf. Pricing conditions are likely to remain highly volatile as summer natural gas injections have resulted in natural gas inventories nearing underground storage capacity limitations. In particular, volatility can be expected each Thursday with the Energy Information Agency’s weekly update on natural gas storage. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the third quarter and first nine months 2007 increased by 4% and 7%, respectively, from the comparable period last year to $6.71 and $7.23 per Mcf, respectively.
West Texas intermediate crude oil spot prices ranged from a low of $69.30 per barrel to a high of $83.85 per barrel during the third quarter. Excluding realized and unrealized derivative hedging results, the average sales price that we received for oil in the third quarter and first nine months 2007 was $73.65 and $66.95 per barrel, respectively, which represents a 2% increase from the third quarter 2006 and no change from the first nine months 2006.

Daily production volumes for the third quarter 2007 averaged 43.4 MMcfe, up 20% from the third quarter 2006. Daily production for the first nine months 2007 averaged 43.6 MMcfe per day, which represents a 21% increase from the first nine months 2006. These increases were primarily attributable to production from our recently completed Southern Louisiana and Vicksburg wells.
Third quarter operating income increased 27% to $10.1 million from last year’s third quarter. Operating income increased because of our higher production volumes and lower lease operating expense and production taxes. These amounts were partially offset by an increase in both our depletion and general and administrative expense. First nine months 2007 operating income decreased 12% to $23.1 million from the comparable period last year. The primary driver behind the decrease in operating income was a $6.5 million ($4.1 million after-tax) non-cash expense related to the full cost ceiling test impairment of our oil and natural gas properties that we recorded in the second quarter 2007. Natural gas prices were $6.80 per Mcfe at the end of June, which resulted in the capitalized costs (net of accumulated depreciation) of our oil and gas properties exceeding the discounted present value of our estimated proved reserves using a 10% discounted rate. In addition to the ceiling test impairment, operating income was impacted by higher depletion, lease operating and general and administrative expense. These factors were partially offset by increased production, higher average realized prices and lower severance taxes.
For the quarter ended September 30, 2007, excluding the impact of our Anadarko Basin Granite Wash asset sale, we spent $26.4 million on oil and gas capital expenditures, which represents a decrease of 52% from the third quarter 2006 and a 10% decrease from the second quarter 2007.
As of September 30, 2007, we had $10.5 million in cash and $528.5 million in total assets. Our net debt to book capitalization ratio was 38%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of Third Quarter 2007 Operational Results
Onshore Gulf Coast
Vicksburg
In late August, we completed the Home Run Sullivan C-36 at an initial rate of 5.5 MMcfe per day. Additional pay remains behind pipe for future completion.
We are currently reprocessing our 3-D seismic data over the field and anticipate resuming our drilling program either late in the fourth quarter or early in 2008 after updating our structural interpretation of the field.
Southern Louisiana
We are currently drilling the Blue Heron #1 as part of a two well drilling program with a Southern Louisiana operator. Our working interest in the well is 40%. Upon completion of the Blue Heron #1, we will commence the Robin #1, which will test a 3-D delineated fault trap at a depth of 14,452’.
In early October, we announced that our sidetrack of the Cotten Land #2 was unsuccessful and the well was plugged and abandoned after encountering wet sands.
Anadarko Basin
In September, we announced closing on the sale of our previously announced Granite Wash divestiture package for net proceeds of $35.4 million based on an effective date of September 1, 2007. The properties sold had current net production of 1.8 MMcfe per day and proved reserves at the time of sale of approximately 23.8 Bcfe. Year-end 2006 proved reserves associated with the properties were 13.6 Bcfe.

Rocky Mountains
Williston Basin
In April 2007, we announced the formation of a joint venture in Mountrail County, North Dakota with Northern Oil & Gas. The joint venture, which totals 3,000 net acres, is proximate to high rate producing wells in the Parshall Field where the pace of drilling activity is rapidly accelerating. Since the formation of the joint venture, we have grown our acreage position in Mountrail County to approximately 28,600 net acres and have acquired an additional 14,000 net acres in areas proximate to Mountrail County.
Current drilling plans include spudding two to three Brigham operated horizontal wells in Mountrail County during the fourth quarter. Our first well, the Bergstrom Family Trust 26#1H, is located approximately 6.5 miles northeast of the Parshall field and it is estimated that we will have a 57% working interest in the well. The second well, the Bakke 23#1H, is located approximately 12 miles west of the recently announced EOG Austin discovery and it is estimated that we will have a 97% working interest in the well. The laterals are anticipated to be approximately 4,500’ in length and the wells will be completed using swell packers and multi-stage fracture stimulations, which is the completion methodology used effectively in the Parshall field.
We are also participating in three non-operated wells with small working interests. The wells include the EOG Risan 1-34H, the Hess En-England 1256-94-3229H-1 and the Petrohunt Torgerson 15B-2-2H.
During the fourth quarter, we also anticipate spudding the Richardson 25#1 in Sheridan County, Montana, which will target the Red River formation. We will operate the drilling of the well and currently estimate that we will have a 90% working interest subject to a back-in after payout.
Powder River Basin
We plan to spud the Krejci Federal #1-32H, our third well in our 2007 Mowry drilling program, in the fourth quarter 2007. We anticipate completing the well with swell packers and multi-stage facture stimulations.
Third Quarter and First Nine Months 2007 Results
Comparison of the three-month and nine month periods ended September 30, 2007 and 2006.
Production volumes

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Oil (MBbls)	97	(8%)	105	298	(10%)	330
Natural gas (MMcf)	3,327	27%	2,616	9,997	28%	7,789
Total (MMcfe)(1)	3,909	20%	3,245	11,784	21%	9,766
Average daily production ( MMcfe/d)(2)	43.4		36.1	43.6		36.2

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production calculated using 30 days per calendar month.

Natural gas represented 85% of our third quarter 2007 production volumes and 85% of our first nine months 2007 volumes, compared to 81% in the third quarter of last year and 80% in the first nine months of last year.
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

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Oil revenue:
Oil revenue	$7,145	(5%)	$7,541	$19,953	(10%)	$22,150
Oil derivative settlement gains (losses)	(21)	NM	52	92	4500%	2

Oil revenue including oil derivative settlements	$7,124	(6%)	$7,593	$20,045	(10%)	$22,152
Oil derivative unrealized gains (losses)	(299)	NM	—	(793)	NM	23

Oil revenue including derivative settlements and unrealized gains (losses)	$6,825	(10%)	$7,593	$19,252	(13%)	$22,175
Natural gas revenue:
Natural gas revenue	$22,336	32%	$16,946	$72,297	37%	$52,827
Natural gas derivative settlement gains (losses)	1,996	50%	1,328	3,313	26%	2,619

Natural gas revenue including derivative settlements	$24,332	33%	$18,274	$75,610	36%	$55,446
Natural gas derivative unrealized gains (losses)	(28)	NM	99	(2,192)	605%	(311)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$24,304	32%	$18,373	$73,418	33%	$55,135
Oil and natural gas revenue:
Oil and natural gas revenue	$29,481	20%	$24,487	$92,250	23%	$74,977
Oil and natural gas derivative settlement gains (losses)	1,975	43%	1,380	3,405	30%	2,621

Oil and natural gas revenue including derivative settlement gains (losses)	31,456	22%	25,867	95,655	23%	77,598
Oil and natural gas derivative unrealized gains (losses)	(327)	NM	99	(2,985)	936%	(288)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	31,129	20%	25,966	92,670	20%	77,310
Other revenue	17	(70%)	57	73	(16%)	87

Total revenue	$31,146	20%	$26,023	$92,743	20%	$77,397

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Average oil prices:
Oil price (per Bbl)	$73.65	2%	$71.86	$66.95	(0%)	$67.22
Oil price including derivative settlement gains (losses) (per Bbl)	73.43	1%	72.36	67.26	0%	67.22
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	70.35	(3%)	72.36	64.60	(4%)	67.29
Average natural gas prices:
Natural gas price (per Mcf)	$6.71	4%	$6.48	$7.23	7%	$6.78
Natural gas price including derivative settlement gains (losses) (per Mcf)	7.31	5%	6.99	7.56	6%	7.12
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$7.31	4%	$7.02	$7.34	4%	$7.08
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$7.54	0%	$7.55	$7.83	2%	$7.68
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	8.05	1%	7.97	8.12	2%	7.95
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$7.96	(1%)	$8.00	$7.86	(1%)	$7.92

	For the three	For the nine
	month periods	month periods
	ended September 30,	ended September 30,
	2007 and 2006	2007 and 2006

Change in revenue from the sale of oil
Volume variance impact	$(570)	$(2,117)
Price variance impact	174	(80)
Cash settlement of hedging contracts	(73)	90
Unrealized hedge gain or loss	(299)	(816)

Total change	$(768)	$(2,923)

Change in revenue from the sale of natural gas
Volume variance impact	$4,613	$14,951
Price variance impact	777	4,519
Cash settlement of hedging contracts	668	694
Unrealized hedge gain or loss	(127)	(1,881)

Total change	$5,931	$18,283

Change in revenue from the sale of oil and natural gas
Volume variance impact	$4,043	$12,834
Price variance impact	951	4,439
Cash settlement of hedging contracts	595	784
Unrealized hedge gain or loss	(426)	(2,697)

Total change	$5,163	$15,360

Third quarter 2007 oil and natural gas revenue including derivative cash settlements and unrealized gains (losses), increased $5.2 million, or 20%, when compared to the third quarter 2006. The change in revenue was attributable to the following:
•	a 27% increase in natural gas production partially offset by an 8% decrease in oil production resulted in an overall $4.0 million increase in oil and natural gas revenue;

•	a 4% increase in the sales price for natural gas and a 2% increase in the sales price for oil resulted in a $1.0 million increase in our oil and natural gas revenue;

•	a $2.0 million derivative settlement gain in the third quarter 2007 versus a $1.4 million derivative settlement gain in third quarter 2006 increased revenue by $0.6 million; and

•	a $0.3 million unrealized derivative loss in third quarter 2007 versus a $0.1 million unrealized derivative gain in third quarter 2006 decreased revenue by $0.4 million.
First nine months 2007 oil and natural gas revenue including derivative cash settlements and unrealized gains (losses), increased $15.4 million, or 20%, compared to the first nine months 2006. The change in revenue was attributable to the following:
•	a 28% increase in natural gas production partially offset by a 10% decrease in oil production resulted in a $12.8 million increase in oil and natural gas revenue;

•	a 7% increase in the sales price for natural gas and a minimal change in the sales price for oil resulted in a $4.4 million increase in oil and natural gas revenue;

•	a $3.4 million derivative settlement gain in the first nine months 2007 versus a $2.6 million derivative settlement gain in third quarter 2006 increased revenue by $0.8 million; and

•	a $3.0 million unrealized derivative loss in first nine months 2007 versus a $0.3 million unrealized derivative loss in the first nine months 2006 decreased revenue by $2.7 million.
Hedging. We utilize hedges to reduce commodity price risk and provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. In recent periods, we have executed our hedging strategy using costless collars and three way costless collars.

The following table details derivative contracts that settled during the third quarter and nine months ended 2007 and 2006 and includes the type of derivative contract, the volume hedged, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Oil collars
Volumes (Bbls)	58,500	31%	44,500	207,500	80%	115,500
Average floor price ($ per Bbl)	$56.00	(4%)	$58.20	$56.01	2%	$55.18
Average ceiling price ($ per Bbl)	$82.00	6%	$77.45	$80.86	10%	$73.80
Gain (loss) upon settlement ($ in thousands)	$(21)	NM	$52	$92	4500%	$2

Oil written puts
Volumes (Bbls)	—	(100%)	15,000	—	(100%)	40.500
Average price ($ per Bbl)	$—	(100%)	$48.00	$—	(100%)	$43.56
Gain (loss) upon settlement ($ in thousands)	$—	0%	$—	$—	0%	$—

Total oil
Gain (loss) upon settlement ($ in thousands)	$(21)	NM	$52	$92	4500%	$2

Natural gas basis swaps
Volumes (MMbtu)	—	(100%)	840,000	—	(100%)	840,000
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(106)	$—	(100%)	$(106)

Natural gas collars
Volumes (MMbtu)	2,090,000	71%	1,220,000	5,885,000	99%	2,960,000
Average floor price ($ per MMbtu)	$7.10	(7%)	$7.60	$7.25	(9%)	$7.94
Average ceiling price ($ per MMbtu)	$10.89	(18%)	$13.23	$12.44	(4%)	$12.94
Gain (loss) upon settlement ($ in thousands)	$1,996	29%	$1,549	$3,313	9%	$3,039

Natural gas written puts
Volumes (MMbtu)	—	(100%)	390,000	—	(100%)	1,380,000
Average price ($ per MMbtu)	$—	(100%)	$6.65	$—	(100%)	$6.83
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(115)	$—	(100%)	$(314)

Total gas
Gain (loss) upon settlement ($ in thousands)	$1,996	29%	$1,328	$3,313	9%	$2,619
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

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended September 30,			Three months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Production costs:
Operating & maintenance	$0.48	(25%)	$0.64	$1,847	(11%)	$2,076
Expensed workovers	0.07	75%	0.04	292	118%	134
Ad valorem taxes	0.11	(21%)	0.14	425	(8%)	462

Lease operating expenses	$0.66	(20%)	$0.82	$2,564	(4%)	$2,672

Production taxes	0.24	(38%)	0.39	951	(24%)	1,259

Production costs	$0.90	(26%)	$1.21	$3,515	(11%)	$3,931

Third quarter 2007 per unit of production costs decreased $0.31 per Mcfe, or 26%, when compared to the third quarter 2006 because of the following:
•	Per unit operating and maintenance (O&M) expense decreased by $0.16 per Mcfe, or 25%, from the corresponding period last year because of decreases in salt water disposal costs attributable to our Granite Wash sale, chemical treating, and compressor and equipment rental expense;

•	Production tax expense decreased $0.15 per Mcfe, or 38%, from the third quarter 2006. The decrease was due to an increase in tax credits associated with high cost gas production tax abatements. The increase in tax credits is partially attributable to the fact that we are recording credits immediately upon commencing production from our Vicksburg and Mills Ranch wells given our 100% success rate in applying for credits. We now book credits immediately rather than deferring recognition until receiving approval from the relevant government authority.

•	Ad valorem taxes decreased $0.03 per Mcfe, or 21%, due to a decrease in estimated property valuations for our oil and natural gas properties; and

•	These decreases were offset by an increase in expensed workovers of $0.03 per Mcfe, or 75%, due to an increase in workover activity as compared to that in the third quarter 2006.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Nine months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006

Production costs:
Operating & maintenance	$0.56	(11%)	$0.63	$6,585	7%	$6,127
Expensed workovers	0.05	25%	0.04	616	50%	411
Ad valorem taxes	0.11	(21%)	0.14	1,257	(10%)	1,400

Lease operating expenses	$0.72	(11%)	$0.81	$8,458	7%	$7,938

Production taxes	0.13	(63%)	0.35	1,573	(54%)	3,455

Production costs	$0.85	(27%)	$1.16	$10,031	(12%)	$11,393
First nine months 2007 per unit of production costs decreased $0.31 per Mcfe, or 27%, when compared to the first nine months of last year because of the following:
•	Production taxes decreased $0.22 per Mcfe, or 63%, due to an increase in tax credits partially attributable to the aforementioned change in recording production tax credits;

•	O&M expense decreased $0.07 per Mcfe, or 11% because of decreases in salt water disposal and chemical treating expense; and

•	Ad valorem taxes decreased $0.03 per Mcfe, or 21%, due to a decrease in estimated property valuations for our oil and natural gas properties.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands, except per unit measurements)

General and administrative costs	$4,636	25%	$3,702	$13,163	21%	$10,878
Capitalized general and administrative costs	(2,122)	24%	(1,717)	(6,190)	25%	(4,942)

General and administrative expenses	$2,514	27%	$1,985	$6,973	17%	$5,936

General and administrative expense ($ per Mcfe)	$0.64	5%	$0.61	$0.59	(3%)	$0.61

Our general and administrative (G&A) expenses for the third quarter 2007 were 27% higher when compared to the third quarter of last year. G&A costs increased primarily because of higher compensation expense and travel expenses. Higher compensation expense was largely attributable to $0.6 million in additional non-cash share-based compensation expense under SFAS 123R. G&A expense on a per unit basis increased 5% to $0.64 per Mcfe.
G&A expenses for the first nine months 2007 were 17% higher than the first nine months last year. G&A costs increased primarily because of $1.1 million in additional non-cash share-based compensation expense under SFAS 123R. G&A costs also increased because of higher payroll, software and travel expenses. Increased production resulted in our G&A expense decreasing on a per unit basis by 3% to $0.59 per Mcfe.
Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$14,776	24%	$11,910	$45,347	36%	$33,272
Depletion of oil and natural gas properties ($ per Mcfe)	$3.78	3%	$3.67	$3.85	13%	$3.41
Our depletion expense for the third quarter 2007 was $2.9 million higher than that in the third quarter 2006. Approximately 85% of the increase was due to an increase in our production volumes, while the remaining 15% of the increase was due to an increase in our depletion rate. Our depletion expense for the first nine months 2007 was $12.1 million higher than that in the comparable period in 2006. Approximately 57% of the increase was due to an increase in our production volumes, while the remaining 43% of the increase was due to an increase in our depletion rate.
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
Based on oil and gas prices in effect on September 30, 2007 ($6.38 per MMBtu for Henry Hub gas and $81.67 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit by $21.5 million before tax ($13.5 million after tax). However, subsequent to the end of the quarter, oil and natural gas prices increased, and on October 31, 2007, reached $6.99 per MMBtu for natural gas and $94.53 per barrel for oil. Utilizing these prices, our net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, we were not required to write-down the net capitalized costs of our oil and gas properties. Write-downs required by these rules do not impact our cash flow from operating activities, but do reduce net income and stockholders’ equity.

During the first nine months of 2007, we recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties. The unamortized costs of Brigham’s oil and gas properties based on the oil and gas prices in effect at the end of June 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials) exceeded the ceiling limit causing the impairment change in the second quarter 2007.
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

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands)

Interest on Senior Notes	$3,490	16%	$3,008	$10,273	92%	$5,347
Interest on senior credit facility	811	NM	—	2,159	191%	743
Interest on senior subordinated notes (a)	—	0%	—	—	(100%)	699
Commitment fees	57	39%	41	157	27%	124
Dividend on mandatorily redeemable preferred stock	153	0%	153	453	0%	453
Amortization of deferred loan and debt issuance cost	243	23%	197	686	(53%)	1,465
Other general interest expense	1	0%	1	2	(67%)	6
Capitalized interest expense	(779)	7%	(731)	(2,659)	37%	(1,938)

Net interest expense	$3,976	49%	$2,669	$11,071	60%	$6,899

Weighted average debt outstanding	$186,562	38%	$135,101	$183,174	61%	$114,067

Average interest rate on outstanding indebtedness (b)	9.8%		9.5%	9.6%		8.6%

a)	Includes the effects of interest rate swaps.

b)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Third quarter 2007 interest expense was $1.3 million higher than the corresponding period last year primarily due to a 38% increase in our weighted average debt outstanding and a higher weighted average cost of debt attributable to our $35 million April 2007 Senior Notes add-on. First nine months 2007 interest expense was $4.2 million higher than the comparable period in 2006 because of a higher weighted average debt outstanding and higher weighted average interest rate attributable to our $125 million April 2006 Senior Notes issuances and our $35 million April 2007 Senior Notes add-on.
We made $0.5 million in cash payments for interest during the third quarter 2007. For the first nine months of 2007, we made $9.7 million in aggregate cash payments for interest.
Other income (expense). Prior to October 1, 2006, other income (expense) included non-cash gains (losses) resulting from the change in fair market value of oil and gas derivative contracts that did not qualify as cash flow hedges under SFAS 133, cash gains (losses) on the settlement of these contracts and non-cash gains (losses) related to charges for the ineffective portions of our derivative contracts that qualified as cash flow hedges under SFAS 133. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and began using mark-to-market accounting for these derivatives. Subsequent to September 30, 2006, all newly entered into derivatives are undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. On October 1, 2006, we began including both derivative settlements and unrealized gains (losses) within revenue. As such, amounts that were previously recorded in other income (expense) are incorporated within revenue.

Other income (expense) included:

	Three months ended September 30,			Nine months ended September 30,
	2007	% Change	2006	2007	% Change	2006
	(In thousands)
Other income (expense):
Non-cash gain (loss) for the ineffective portion of cash flow hedges	$—	(100%)	$2,336	$—	(100%)	$3,213
Non-cash gain (loss)	—	0%	—	40	NM	—
Cash income (expense)	105	(39%)	171	967	(18%)	1,181

Total other income	$105	(96%)	$2,507	$1,007	(77%)	$4,394

Nine months ended 2007 cash income includes $0.4 million related to the receipt of a bankruptcy claim that had previously been written down and $0.l million related to the sale of a production barge. Nine months ended 2006 cash income includes $0.8 million in income related to the termination of our subordinated debt interest rate swap, which we recorded in April 2006.
Income taxes. We recorded deferred federal income tax expense of $2.2 million in the third quarter of this year, compared to deferred federal income tax expense of $3.1 million in the third quarter of last year. The decrease in our deferred federal income taxes was primarily due to lower third quarter 2007 income before income taxes and adjustments to our accruals for our 2006 income taxes.
In May 2006, the State of Texas enacted legislation establishing a new franchise tax (referred to as the “Margin Tax”) based on modified gross income. As a result, we recognized deferred state income taxes in the third quarter 2006 of $1.3 million. In June 2007, the Texas legislature made technical corrections to the Margin Tax. We recorded deferred state income tax expense of $0.2 million in the third quarter of this year, consisting of the Margin Tax, taxes reflecting our increased activity in Louisiana and North Dakota and adjustments to our accruals for our 2006 income taxes.
We recorded deferred federal income tax expense of $4.9 million in the first nine months of this year, compared to deferred federal income tax expense of $8.6 million in the first nine months of last year. The decrease in our deferred federal income taxes was primarily due to lower 2007 income before income taxes and adjustments to our accruals for our 2006 income taxes. We recorded deferred state income tax expense of $0.3 million in the first nine months of this year, consisting of the Margin Tax, taxes reflecting our increased activity in Louisiana and North Dakota and adjustments to our accruals for our 2006 income taxes.
For the first nine months of 2007, the following table reconciles the difference between the statutory tax rate of 35% and the effective tax rate of 38%:

	Nine months ended
	September 30, 2007	Tax Rate
	(In thousands)
Reconciliation to effective tax rate:
Tax at the statutory rate	$4,757	35.00%
Add the effect of:
Non-deductible expenses	5	0.01%
Preferred stock dividends	159	1.16%
Incentive stock options not exercised	124	0.91%
State taxes (after-tax)	267	1.96%
Adjustments to 2006 tax accruals	(165)	(1.21%)
Other	80	0.62%

Total	$5,227	38.45%

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
The table below summarizes our 2007 oil and gas capital expenditure budget, the amount spent on oil and gas capital expenditures through September 30, 2007 and the amount of our 2007 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2007	Spent Through	Amount
	Budget	September 30, 2007	Remaining (a)
	(In millions)
Drilling	$91.2	$71.1	$20.1
Net land and seismic	11.2	10.0	1.2
Capitalized costs (b)	11.5	9.1	2.4

Total oil and gas capital expenditures (c)(d)	$113.9	$90.2	$23.7

(a)	Calculated based on the 2007 capital expenditure budget announced in February 2007 less capital expenditures on a pre-asset sale basis through September 30, 2007.

(b)	Capitalized costs include capitalized interest, G&A, stock compensation expense and asset retirement obligation.

(c)	Excludes other property capital expenditures.

(d)	Excludes the impact of our September 1, 2007 Anadarko Basin Granite Wash asset sale. See Analysis of Changes in Cash Flows Used in Investing Activities for reconciliation of total oil and gas capital expenditures to cash used in investing activities.
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

Liquidity and Capital Resources
Sources of Capital
For the remainder of 2007 and into 2008, we intend to fund our capital expenditure program and contractual commitments with cash flows from operations, borrowing under our senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources.
9 5/8% Senior Notes Due 2014
We have $160 million of Senior Notes outstanding, $125 million of which was issued in April 2006 and $35 million of which was issued in April 2007. The notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. We are obligated to pay the $160 million of Senior Notes in cash upon maturity in May 2014. Beginning November 2006, we paid 9 5/8% interest on the $125 million outstanding and beginning in May 2007, we paid 9 5/8% interest on the $160 million outstanding. Future interest payments are due semi-annually in arrears in November and May of each year.
The Senior Notes are our unsecured senior obligations, and:
•	rank equally in right of payment with all our existing and future senior indebtedness;

•	rank senior to all of our future subordinated indebtedness; and

•	are effectively junior in right of payment to all of our and the Guarantors’ existing and future secured indebtedness, including debt of our senior credit agreement.
The Indenture governing the Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.
Additionally, the Indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of September 30, 2007.
Senior Credit Agreement
In September 2007, in conjunction with our Anadarko Basin Granite Wash asset sale, we concluded our semi-annual redetermination and the borrowing base was reaffirmed at $101 million.

As of September 30, 2007, we had no amount outstanding and $101 million of unused committed borrowing capacity available under our senior credit agreement. As of November 2, 2007, we had $3.0 million of borrowings outstanding under the senior credit agreement. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.
Since the borrowing base for our senior credit agreement is re-determined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement could fluctuate. While we do not expect the amount that we have borrowed under our senior credit agreement to exceed the borrowing base, in the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned spending for exploration and development activities. The next semi-annual borrowing base redetermination is anticipated to be concluded in May 2008.
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
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at September 30, 2007 and interest coverage ratio for the twelve-month period ended September 30, 2007 were 3.5 to 1 and 7.4 to 1, respectively. As of September 30, 2007, we were in compliance with all covenant requirements in connection with our senior credit agreement.

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
Mandatorily Redeemable Preferred Stock
As of September 30, 2007, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.
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
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Nine months ended September 30,
	2007	% Change	2006
	(In thousands)
Net income	$8,366	(43%)	$14,787
Non-cash items	62,994	45%	43,593
Changes in working capital and other items	1,992	(87%)	15,915

Cash flows provided by operating activities	$73,352	(1%)	$74,295
Cash flows used by investing activities	(75,163)	(40%)	(126,139)
Cash flows provided by financing activities	8,007	(86%)	57,483

Net increase in cash and cash equivalents	$6,196	10%	$5,639

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

For the first nine months of 2007, cash flows provided by operating activities decreased by 1% from the comparable period last year. Our net income for the first nine months 2007 was lower than the comparable period last year because of higher depletion expense and the non-cash ceiling test write-down. These increased costs were partially offset by increased production and higher realized prices. Our non-cash items increased because of higher depletion expense and the non-cash impairment. Changes in working capital were lower in 2007 as we experienced an $8 million decrease in accounts receivable and a $5 million increase in accounts payable in the first nine months of 2006.
Analysis of changes in cash flows used in investing activities

	Nine months ended September 30,
	2007	% Change	2006
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$71,068	(34%)	$106,931
Land and seismic	9,969	(59%)	24,244
Capitalized cost	8,849	22%	7,273
Capitalized asset retirement obligation	325	(18%)	395

Total	$90,211	(35%)	$138,843

Reconciling Items:
Asset Sale Proceeds and ARO liability reduction	$(36,050)	NM	$—
Change in accrued drilling costs	19,742	NM	(12,453)
Change in short-term investments	—	(100%)	1,004
Other	1,260	NM	(1,255)

Total Reconciling Items	(15,048)	18%	(12,704)

Net cash used in investing activities	$75,163	(40%)	$126,139
Net cash used by investing activities in the first nine month 2007 decreased by 40% over the comparable period in 2006 due to the following:
•	Drilling capital expenditures decreased by $35.9 million primarily because of our reduced level of drilling activity in the first nine months 2007 versus the corresponding period last year;
•	Land and seismic expenditures decreased by $14.3 million due to a decreased level of land and seismic acquisitions from 2006, when we acquired large acreage positions in the Bakken and Mowry Shale;

•	Our Granite Wash asset sale reduced cash used in investing activities by $36.1 million; and

•	Offsetting the above decreases was a $32.2 million decrease in our accrued drilling costs, which increased cash used in investing activities.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first nine months 2007 was 86% lower than the first nine months 2006. During first nine months 2007, we borrowed approximately $49.5 million less than the comparable period last year due to our reduced levels of drilling activity and land acquisitions.

Common Stock Transactions
The following is a list of common stock transactions that occurred in the nine months ended September 30, 2007 and 2006.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2007 common stock transactions:
Exercise of employee stock options	57,000	$231

2006 common stock transactions:
Exercise of employee stock options	77,100	$392
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
During 2006, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas basis swaps, oil costless collars, oil three-way costless collars and interest rate swaps. During the first nine months of 2007, we used natural gas costless collars, natural gas three-way costless collars and oil costless collars.
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

The following tables reflect our open natural gas and oil derivative contracts as of September 30, 2007, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/07 - 10/31/07	40,000	$7.00	$15.45
10/01/07 - 10/31/07	40,000	$7.25	$15.25
10/01/07 - 10/31/07	40,000	$7.00	$14.85
10/01/07 - 10/31/07	100,000	$7.50	$11.00
10/01/07 - 10/31/07	50,000	$7.00	$11.60
10/01/07 - 10/31/07	50,000	$7.00	$9.10
10/01/07 - 10/31/07	50,000	$7.25	$9.60
10/01/07 - 10/31/07	100,000	$7.00	$9.55
10/01/07 - 10/31/07	150,000	$7.00	$10.20
10/01/07 - 10/31/07	30,000	$7.00	$9.35
11/01/07 - 11/30/07	50,000	$8.00	$10.20
11/01/07 - 11/30/07	40,000	$7.25	$9.20
11/01/07 - 03/31/08	250,000	$8.00	$13.40
11/01/07 - 03/31/08	300,000	$8.85	$15.00
11/01/07 - 03/31/08	300,000	$9.30	$15.00
11/01/07 - 03/31/08	500,000	$7.50	$13.30
11/01/07 - 03/31/08	250,000	$8.00	$12.65
11/01/07 - 03/31/08	250,000	$8.00	$13.15
12/01/07 - 12/31/07	20,000	$7.25	$9.20
12/01/07 - 12/31/07	40,000	$8.00	$10.20
01/01/08 - 01/31/08	30,000	$8.00	$10.20
02/01/08 - 02/29/08	20,000	$8.00	$10.20
03/01/08 - 03/31/08	10,000	$8.00	$10.20
04/01/08 - 09/30/08	420,000	$6.75	$9.75
04/01/08 - 09/30/08	540,000	$7.00	$9.68
04/01/08 - 10/31/08	350,000	$7.25	$10.40

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
10/01/07 - 10/31/07	2,500	$58.00	$90.50
10/01/07 - 10/31/07	3,000	$55.00	$80.30
10/01/07 - 10/31/07	2,000	$60.00	$76.00
10/01/07 - 11/31/07	6,000	$65.00	$82.10
10/01/07 - 12/31/07	9,000	$59.20	$90.00
10/01/07 - 12/31/07	3,000	$55.00	$79.00
10/01/07 - 03/31/08	18,000	$56.00	$89.95
10/01/07 - 03/31/08	6,000	$65.00	$80.25
10/01/07 - 04/31/08	14,000	$60.00	$74.75
11/01/07 - 12/31/07	4,000	$55.00	$80.30
11/01/07 - 12/31/07	2,000	$60.00	$76.00
11/01/07 - 03/31/08	10,000	$68.40	$90.00
12/01/07 - 12/31/07	2,000	$65.00	$82.10
01/01/08 - 01/31/08	3,000	$65.00	$82.10
01/01/08 - 03/31/08	7,500	$57.60	$90.00
01/01/08 - 12/31/08	24,000	$57.50	$75.50
02/01/08 - 02/29/08	1,000	$65.00	$82.10
02/01/08 - 06/30/08	5,000	$65.00	$82.60
04/01/08 - 06/30/08	9,000	$62.00	$81.60
04/01/08 - 10/31/08	21,000	$65.70	$90.00
04/01/08 - 12/31/08	18,000	$57.50	$76.00

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars (continued)
07/01/08 - 08/31/08	4,000	$65.00	$80.60
07/01/08 - 08/31/08	4,000	$65.00	$80.60
11/01/08 - 06/31/09	24,000	$62.00	$81.75
The following table reflects commodity derivative contracts entered into subsequent to September 30, 2007, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/08 - 06/30/08	120,000	$7.00	$9.00
07/01/08 - 09/30/08	90,000	$6.75	$9.62

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/08 - 03/31/09	300,000	$8.00	$10.35	$5.50
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2007.

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