Form 10-Q
period 2008-03-31
BRIGHAM EXPLORATION CO
filed 2008-05-08
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of May 1, 2008	46,201,276

Brigham Exploration Company
First Quarter 2008 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,166	$13,863
Accounts receivable	20,412	14,609
Derivative assets	—	1,416
Other current assets	2,984	2,617

Total current assets	29,562	32,505

Oil and natural gas properties, using the full cost method including
Proved, net	460,725	448,663
Unproved	82,542	61,544

	543,267	510,207

Other property and equipment, net	1,072	1,034
Deferred loan fees	3,502	3,687
Other noncurrent assets	1,536	995

Total assets	$578,939	$548,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,992	$12,301
Royalties payable	9,731	5,978
Accrued drilling costs	15,450	14,841
Participant advances received	129	2,095
Derivative liabilities	5,740	1,812
Other current liabilities	8,615	4,691

Total current liabilities	59,657	41,718

Senior Notes	158,551	158,492
Senior credit facility	19,000	10,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at March 31, 2008 and December 31, 2007	10,101	10,101
Deferred income taxes	42,609	41,625
Other taxes payable	2,162	2,162
Other noncurrent liabilities	5,644	5,303

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,387,639 and 45,304,139 shares issued and 45,264,473 and 45,197,303 shares outstanding at March 31, 2008 and December 31, 2007, respectively	454	453
Additional paid-in capital	208,422	207,526
Treasury stock, at cost; 123,166 and 106,836 shares at March 31, 2008 and December 31, 2007, respectively	(975)	(854)
Accumulated other comprehensive income (loss)	—	115
Retained earnings	73,314	71,787

Total stockholders’ equity	281,215	279,027

Total liabilities and stockholders’ equity	$578,939	$548,428

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Oil and natural gas sales	$30,510	$28,486
Gain (loss) on derivatives, net	(5,456)	(3,492)
Other revenue	17	27

	25,071	25,021

Costs and expenses:
Lease operating	2,986	2,569
Production taxes	1,283	71
General and administrative	2,593	2,178
Depletion of oil and natural gas properties	12,443	13,959
Depreciation and amortization	147	163
Accretion of discount on asset retirement obligations	91	117

	19,543	19,057

Operating income	5,528	5,964

Other income (expense):
Interest income	75	131
Interest expense, net	(3,419)	(3,417)
Other income (expense)	307	190

	(3,037)	(3,096)

Income before income taxes	2,491	2,868

Income tax expense:
Current	—	—
Deferred	(964)	(995)

	(964)	(995)

Net income	$1,527	$1,873

Net income per share available to common stockholders:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Weighted average shares outstanding:
Basic	45,261	45,051

Diluted	45,770	45,430

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2007	45,304	$453	$207,526	$(854)	$115	$71,787	$279,027
Comprehensive income:
Net income	—	—	—	—	—	1,527	1,527
Net (gains) losses included in net income	—	—	—	—	(177)	—	(177)
Tax benefit (provision) related to hedges	—	—	—	—	62	—	62

Comprehensive income							1,412
Exercises of employee stock options	34	—	134	—	—	—	134
Vesting of restricted stock	50	1	(1)	—	—	—	—
Stock based compensation	—	—	763	—	—	—	763
Repurchases of common stock	—	—	—	(121)	—	—	(121)

Balance, March 31, 2008	45,388	$454	$208,422	$(975)	$—	$73,314	$281,215

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,527	$1,873
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	12,443	13,959
Depreciation and amortization	147	163
Stock based compensation	414	421
Amortization of deferred loan fees and debt issuance costs	255	214
Market value adjustment for derivative instruments	5,394	4,916
Accretion of discount on asset retirement obligations	91	117
Deferred income taxes	964	995
Other noncash items	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,803)	(215)
Other current assets	(285)	426
Accounts payable	7,691	(8,079)
Royalties payable	3,753	176
Participant advances received	(1,966)	(2,387)
Other current liabilities	3,924	2,999
Other noncurrent assets and liabilities	(186)	6

Net cash provided by operating activities	28,335	15,584

Cash flows from investing activities:
Additions to oil and natural gas properties	(44,484)	(47,605)
Additions to other property and equipment	(157)	(411)
Decrease (increase) in drilling advances paid	(393)	(206)

Net cash used by investing activities	(45,034)	(48,222)

Cash flows from financing activities:
Increase in senior credit facility	9,000	35,600
Repayment of senior credit facility	—	—
Repayment of senior subordinated notes	—	—
Deferred loan fees paid and equity costs	(11)	—
Proceeds from issuance of stock, net of issuance costs	—	—
Proceeds from exercise of employee stock options	134	23
Repurchases of common stock	(121)	(134)

Net cash provided by financing activities	9,002	35,489

Net increase (decrease) in cash and cash equivalents	(7,697)	2,851
Cash and cash equivalents, beginning of year	13,863	4,300

Cash and cash equivalents, end of period	$6,166	$7,151

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham’s exploration and development of oil and natural gas properties is currently focused in the onshore Gulf Coast, the Anadarko Basin, the Rocky Mountains and West Texas.
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
The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham’s 2007 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
See Note 7 for a discussion of the accounting policy pertaining to the adoption of Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.
3. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of March 31, 2008, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average common shares outstanding – basic	45,261	45,051
Plus: Potential common shares
Stock options and restricted stock	509	379

Weighted average common shares outstanding – diluted	45,770	45,430

Stock options excluded from diluted EPS due to the anti-dilutive effect	2,347	2,550

5. Income Taxes
The income tax expense (benefit) for the three months ended March 31, 2008 and 2007 consists of the following (in thousands):

	March 31,	March 31,
	2008	2007
Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	872	1,179
State	92	(184)

	$964	$995

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
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)

Increases (decreases) resulting from adoption of FIN 48	$2,162
Increases (decreases) resulting from tax positions taken in the current period	—
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at March 31, 2008	$2,162

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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2007, 2006, 2005 and 2004.
6. Derivative Instruments and Hedging Activities
Brigham utilizes various commodity option contracts to (i) reduce the effects of volatility in price changes on the oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending plans.
Natural Gas and Crude Oil Derivative Contracts

Cash flow hedges
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
Brigham does not offset asset and liability fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Brigham’s agreements do not require cash collateral deposits.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Natural Gas
Average price per Mcf realized excluding gas hedging results	$8.83	$7.32
Average price per Mcf including gas hedging settlement results	$9.07	$7.76
Increase (decrease) in revenue, in thousands	$524	$1,311
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$6.71	$6.23
Increase (decrease) in revenue, in thousands	$(4,632)	$(3,251)
Oil
Average price per Bbl realized excluding oil hedging results	$95.50	$54.75
Average price per Bbl including oil hedging settlement results	$90.48	$55.68
Increase (decrease) in revenue, in thousands	$(586)	$113
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$88.45	$52.78
Increase (decrease) in revenue, in thousands	$(824)	$(240)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at March 31, 2008, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
04/01/08 - 07/31/08	120,000		$7.00	$9.25
04/01/08 – 06/30/08	120,000		$7.00	$9.00
04/01/08 - 09/30/08	420,000		$6.75	$9.75
04/01/08 - 09/30/08	260,000		$7.00	$8.35
04/01/08 - 09/30/08	540,000		$7.00	$9.68
04/01/08 - 10/31/08	350,000		$7.25	$10.40
04/01/08 - 05/31/08	60,000		$7.00	$8.70
04/01/08 - 04/30/08	60,000		$7.25	$9.00
04/01/08 - 07/31/08	200,000		$7.50	$10.20
05/01/08 - 07/31/08	90,000		$8.50	$10.40
06/01/08 - 09/30/08	80,000		$7.25	$9.53
07/01/08 - 09/30/08	90,000		$6.75	$9.62
08/01/08 - 12/31/08	400,000		$9.75	$11.50
04/01/09 - 09/30/09	120,000		$7.25	$9.80
10/01/08 - 03/31/09	180,000		$8.00	$10.20
10/01/08 - 03/31/09	300,000		$8.00	$11.20
10/01/08 - 03/31/09	300,000		$7.75	$9.82
01/01/09 - 03/31/09	220,000		$10.25	$12.25
04/01/09 - 09/30/09	420,000		$8.00	$10.70
04/01/09 - 09/30/09	300,000		$7.00	$9.73
Oil Costless Collars
04/01/08 - 04/30/08		2,000	$60.00	$74.75
04/01/08 - 06/30/08		3,000	$65.00	$82.60
04/01/08 - 06/30/08		9,000	$62.00	$81.60
04/01/08 - 10/31/08		21,000	$65.70	$90.00
04/01/08 - 12/31/08		18,000	$57.50	$75.50
04/01/08 - 12/31/08		18,000	$85.00	$117.00
04/01/08 - 12/31/08		18,000	$57.50	$76.00
06/01/08 - 10/31/08		30,000	$90.00	$120.00
07/01/08 - 08/31/08		4,000	$65.00	$80.60
11/01/08 - 12/31/08		8,000	$87.75	$120.00
11/01/08 - 06/30/09		24,000	$62.00	$81.75
01/01/09 - 03/31/09		21,000	$86.50	$120.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
10/01/08 - 03/31/09	300,000	$8.00	$10.35	$5.50

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Fair Values
Effective January 1, 2008, the fair values of Brigham’s derivative financial instruments also reflect Brigham’s estimate of the default risk of the parties in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). The fair value of Brigham’s derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs. The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2007	(Level 1)	(Level 2)	(Level 3)
Current derivative liabilities	$(1,812)	$—	$(5,740)	$—
Other non-current liabilities	(256)	—	(463)	—
Current derivative assets	1,416	—	—	—
Other non-current assets	25	—	6	—

	$(627)	$—	$(6,197)	$—

8. Senior Notes
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At March 31, 2008, Brigham was in compliance with all covenants under the indenture.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Beginning asset retirement obligations	$5,047	$5,002
Liabilities incurred for new wells placed on production	61	208
Liabilities settled	(19)	10
Accretion of discount on asset retirement obligations	91	117

	$5,180	$5,337

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
The estimated fair value of the options granted during the three months ended March 31, 2008 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). There were no options granted during the first quarter of 2007. The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the three months ended March 31, 2008:

2008
Risk-free interest rate	2.7%
Expected life (in years)	5.0
Expected volatility	44%
Expected dividend yield	—

Weighted average fair value per share of stock compensation	$3.26

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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the three months ended March 31, 2008 and 2007.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Pre-tax stock based compensation expense	$763	$770
Capitalized stock based compensation	(349)	(349)
Tax benefit	(145)	(147)

Stock based compensation expense, net	$269	$274

Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At March 31, 2008, approximately 601,827 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 592,300 remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the three months ended March 31:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,046,166	$7.14	3,243,566	$7.08
Granted	5,000	$7.73	—	$—
Forfeited or cancelled	(37,800)	$7.91	(86,600)	$8.14
Exercised	(33,500)	$4.00	(5,000)	$4.59

Options outstanding at the end of the quarter	2,979,866	$7.17	3,151,966	$7.05

Options exercisable at the end of the quarter	1,837,566	$6.67	1,468,266	$6.20

As noted on the previous page, there were no options granted during the three months ended March 31, 2007. The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2008 was $3.26. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $107,900 and $6,112, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	March 31,	Remaining	Average	March 31,	Remaining	Average
Exercise Price	2008	Contractual Life	Exercise Price	2008	Contractual Life	Exercise Price
$3.05 to $3.41	202,866	0.6 years	$3.35	202,866	0.6 years	$3.35
3.66 to 5.08	359,900	1.4 years	$4.31	356,400	1.4 years	$4.30
6.10 to 6.73	1,239,200	3.6 years	$6.50	709,000	2.9 years	$6.62
7.22 to 8.84	823,900	4.0 years	$8.47	415,300	3.5 years	$8.66
8.93 to 12.31	354,000	4.5 years	$11.60	154,000	4.4 years	$11.40

$3.05 to $12.31	2,979,866	3.4 years	$7.17	1,837,566	2.6 years	$6.67

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 and March 31, 2007 was $1.2 million and $1.4 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of March 31, 2008 there was approximately $3.6 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.9 years.
Restricted Stock
During the three months ended March 31, 2008 and 2007, Brigham issued 90,000 and 75,000, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of March 31, 2008, there was approximately $3.6 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	653,623	$7.16	391,367	$8.60
Shares granted	90,000	$7.41	75,000	$7.43
Lapse of restrictions	(50,000)	$5.23	(55,000)	$5.23
Forfeitures	(15,204)	$6.34	(25,160)	$8.09

Shares outstanding at the end of the quarter	678,419	$7.35	386,207	$8.89

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,527	$1,873
Unrealized gains (losses) on cash flow hedges	—	—
Net gains (losses) included in net income	(177)	(1,094)
Tax benefits (provisions) related to cash flow hedges	62	383
Reclassification adjustments for settled hedging positions	—	—

Other comprehensive income, net	$1,412	$1,162

12. New Accounting Pronouncements
On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on Brigham’s financial statements.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Financial Staff Position No. FAS 157-2 deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the financial statements.
The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Brigham is currently evaluating the impact on the financial statements.
In February 2007, the Financial Accounting Standard Board issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Brigham has not elected the fair value option for any eligible items.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Brigham is currently evaluating the impact on the financial statements.
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2007 Annual Report on Form 10–K, and analyzes the changes in the results of operations between the three month periods ended March 31, 2008 and March 31, 2007. For definitions of commonly used oil and gas terms as used in this Form 10–Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2007 Annual Report on Form 10–K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, from late 2005 through 2008, we have been accumulating significant acreage positions in the Williston and Powder River Basins. Operations within these two basins are included in and constitute the bulk of our activity in our Rocky Mountains province. We have also entered into four joint ventures in Southern Louisiana over the last two years. We consider these joint ventures to be logical extensions of our prospect generating activities along the onshore Texas Gulf Coast.
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
Overview of First Quarter 2008 Financial Results
First quarter 2008 well head oil and natural gas prices increased 74% and 21%, respectively, from the comparable quarter last year. Excluding realized and unrealized derivative hedging results, the average sales price that we received for oil in the first quarter 2008 was $95.50 per barrel, which represents a $40.75 per barrel increase from that in the first quarter 2007. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the first quarter 2008 was $8.83 per Mcf, which represents a $1.51 per Mcf increase from that in the first quarter 2007.
Our first quarter 2008 production averaged 32.2 MMcfe per day, down 22% from the first quarter 2007 and down 9% sequentially from the fourth quarter 2007. This decrease compared to the prior year quarter was primarily attributable to: the temporary halt in our Vicksburg drilling program in August 2007 in order update our structural interpretation of the three fields, which are essentially one highly faulted structural feature; the decline experienced in our Southern Louisiana Bayou Postillion project; the sale of our Anadarko Basin Granite Wash assets, which was effective September 1, 2007; and the allocation of a larger percentage of our fourth quarter 2007 drilling capital away from our Gulf Coast prospects to the Bakken, which given their longer reserve lives generally does not provide the same initial production as our Gulf Coast prospects.
Our first quarter 2008 oil and natural gas sales, including hedge settlements but excluding unrealized hedging gains and losses, were up $0.5 million, or 2%, compared to the first quarter 2007. Improved commodity prices increased revenue by $8.1 million while decreased volumes and hedge settlements reduced revenue by $6.0 million and $1.5 million, respectively.

First quarter 2008 operating income decreased $0.4 million, or 7%, from the first quarter last year. This decrease was attributable to an increase in unrealized derivative hedging losses and higher lease operating expense, production taxes and general and administrative expense. These higher expenses were partially offset by lower depletion expense, which was attributable to our lower production volumes.
As of March 31, 2008, we had $6.2 million in cash and $578.9 million in total assets. Our net debt to book capitalization ratio was 40%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of First Quarter 2008 Operational Results
Rocky Mountain Province
Williston Basin
On January 16, 2008, we reported that the Bergstrom Family Trust 26 #1H produced at an early peak rate of approximately 202 barrels of oil equivalent per day up 4.5” casing. After installing 2 7/8” production tubing and placing the well on rod pump, we reported on March 3, 2008 that the well was producing approximately 119 barrels of oil equivalent per day.
Approximately 25 miles to the northwest of the Bergstrom Family Trust 26 #1H, we successfully drilled and completed our second operated Mountrail County, North Dakota well, the Hynek 2 #1H. The Hynek 2 #1H produced at an early peak 24 hour rate of approximately 585 barrels of oil equivalent per day up 7” casing. After installing 2 7/8” production tubing and placing the well on rod pump, we reported on March 3, 2008 that the well was producing approximately 142 barrels of oil equivalent per day.
We successfully drilled and completed our third Mountrail County, North Dakota operated well, the Bakke 23 #1H, which produced at an early peak 24 hour rate of approximately 380 barrels of oil equivalent per day up 7” casing. After installing 2 7/8” production tubing and placing the well on rod pump, we reported on March 3, 2008 that the well was producing approximately 310 barrels of oil equivalent per day.
At year-end, we had commenced drilling our fourth operated Mountrail County, North Dakota horizontal Bakken well, the Hallingstad 27 #1H. The Hallingstad 27 #1H is located approximately one mile west of the Bergstrom Family Trust 26 #1H well. On March 3, 2008, we reported that after fracture stimulation the well was producing at an early rate of approximately 450 barrels of oil equivalent per day up 4.5” casing.
After completing the Hallingstad 27 #1H, we moved the rig to a location proximal to the Hynek 2 #1H to drill the 100% working interest Manitou State 36 #1H. The well is currently completing.
During late 2007, we reentered the Mrachek 15-22, which is a horizontal Bakken well that we drilled during late 2006 west of the Nesson Anticline in McKenzie County, North Dakota . The Mrachek 15-22 was sidetracked and is being completed using swell packers, which has proven effective east of the Nesson Anticline. The well has been remediated after experiencing a casing leak and we anticipate releasing results in late May or June.
In December 2007, we successfully drilled and completed the Richardson 25 #1, a Red River discovery, which commenced production at an initial production rate of approximately 220 barrels of oil equivalent per day. As of March 3, 2008, we reported that the well was producing approximately 279 barrels of oil equivalent per day. We spud our second Red River test, the Richardson 30 #1, in late April.
Powder River Basin
In November 2007, we spud the Krejci Federal #1-32H well, which is proximate to our first well in the basin, the Krejci Federal 29 #3H. The Krejci Federal #1-32H is being drilled and completed using the same technology that has contributed to success in the Bakken east of the Nesson Anticline, which includes the use of swell packers. As of March 3, 2008, we reported that the well had been drilled and swell packers had been installed. After being fracture stimulated, the well is currently being tested.

Onshore Gulf Coast Province
Vicksburg Trend
Subsequent to the Sullivan C-36, we temporarily halted drilling in the Vicksburg in order update our structural interpretation of the field. In February 2008, we resumed our Vicksburg drilling program and spud the Floyd Field Sullivan C-38, a development well, which is an attempt to extend the prolific Floyd fault block to the North. The well is currently producting 3.2 MMcfe per day from the Vicksburg 8, 9 and 10 sands.
We have also recently drilled the Sullivan C-39 to total depth and are currently drilling the Sullivan F-35. The Sullivan C-39 is in our Home Run Field and targets the 9800’, Vicksburg 6, 7 and 8 sands. The Sullivan C-39 is completing and encountered approximately 137 feet of apparent pay. The Sullivan F-35 is in our Triple Crowne Field and targets the Brigham, 9800’, Loma Blanca and Dawson sands. The well is currently drilling at 11,200 feet.
Southern Louisiana Trend
In December 2007, we entered into a joint venture to operate the drilling of at least six prospects over the next 18 months with a 50% working interest. Five of these prospects are planned for 2008 and will target 3-D delineated, primarily amplitude related prospects at depths of 9,000 to 10,500 feet in Plaquemines and Saint Bernard Parishes. It is currently anticipated that we will commence drilling the first well under this joint venture in May 2008.
First Quarter 2008 Results
Comparison of the three-month periods ended March 31, 2008 and 2007.
Production volumes

	Three Months Ended March 31,
	2008	% Change	2007
Oil (MBbls)	117	(4%)	122
Natural gas (MMcf)	2,193	(26%)	2,982
Total (MMcfe)(1)	2,894	(22%)	3,712
Average daily production (MMcfe/d) (2)	32.2		41.2

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production is calculated using 30 days per calendar month.
Natural gas represented 76% of our first quarter 2008 production volumes, compared to 80% in the first quarter of last year.

Revenues, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average price including derivative settlements and unrealized gains (losses).

	Three Months Ended March 31,
	2008	% Change	2007
	(In thousands)

Oil revenue:
Oil revenue	$11,157	67%	$6,663
Oil derivative settlement gains (losses)	(586)	NM	113

Oil revenue including derivative settlements	$10,571	56%	$6,776
Oil derivative unrealized gains (losses)	(238)	(33%)	(353)

Oil revenue including derivative settlements and unrealized gains (losses)	$10,333	61%	$6,423
Natural gas revenue:
Natural gas revenue	$19,353	(11%)	$21,823
Natural gas derivative settlement gains (losses)	524	(60%)	1,311

Natural gas revenue including derivative settlements	$19,877	(14%)	$23,134
Natural gas derivative unrealized gains (losses)	(5,156)	13%	(4,563)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$14,721	(21%)	$18,571
Oil and natural gas revenue:
Oil and natural gas revenue	$30,510	7%	$28,486
Oil and natural gas derivative settlement gains (losses)	(62)	NM	1,424

Oil and natural gas revenue including derivative settlements	30,448	2%	29,910
Oil and natural gas derivative unrealized gains (losses)	(5,394)	10%	(4,916)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	25,054	0%	24,994
Other revenue	17	(37%)	27

Total revenue	$25,071	0%	$25,021

Average oil prices:
Oil price (per Bbl)	$95.50	74%	$54.75
Oil price including derivative settlement gains (losses) (per Bbl)	90.48	63%	55.68
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	88.45	68%	52.78
Average natural gas prices:
Natural gas price (per Mcf)	$8.83	21%	$7.32
Natural gas price including derivative settlement gains (losses) (per Mcf)	9.07	17%	7.76
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$6.71	8%	$6.23
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$10.54	37%	$7.67
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	10.52	31%	8.05
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$8.66	29%	$6.73

For the three
month periods
ended March 31,
2008 and 2007
(In thousands)

Change in revenue from the sale of oil:
Price variance impact	$4,761
Volume variance impact	(267)
Cash settlement of derivative hedging contracts	(699)
Unrealized gains (losses) due to derivative hedging contracts	115

Total change	$3,910

Change in revenue from the sale of natural gas:
Price variance impact	$3,303
Volume variance impact	(5,773)
Cash settlement of derivative hedging contracts	(787)
Unrealized gains (losses) due to derivative hedging contracts	(593)

Total change	$(3,850)

Change in revenue from the sale of oil and natural gas:
Price variance impact	$8,064
Volume variance impact	(6,040)
Cash settlement of derivative hedging contracts	(1,486)
Unrealized gains (losses) due to derivative hedging contracts	(478)

Total change	$60

First quarter 2008 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses), increased slightly, when compared to the first quarter 2007. The change in revenues was attributable to the following:
•	a 37% increase in the sales price we received for our oil and natural gas resulted in a $8.1 million increase in revenues;
•	a 22% decrease in production volumes for the quarter resulted in a $6.0 million decrease in oil and natural gas revenues;
•	a $0.1 million loss from the settlement of derivative contracts in the first quarter 2008 versus a $1.4 million gain from the settlement of derivative contracts in first quarter 2007 decreased revenues by $1.5 million; and
•	a $5.4 million unrealized derivative loss in first quarter 2008 versus a $4.9 million unrealized derivative loss in first quarter 2007 decreased revenues by $0.5 million.
Hedging. We utilize collars and three way costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during first quarter 2008 and 2007 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended March 31,
	2008	% Change	2007

Oil collars
Volumes (Bbls)	45,500	(40%)	76,000
Average floor price ($ per Bbl)	$61.68	11%	$55.76
Average ceiling price ($ per Bbl)	$85.59	8%	$79.05
Gain (loss) upon settlement ($ in thousands)	$(586)	NM	$113

Natural gas collars
Volumes (MMbtu)	1,520,000	(16%)	1,805,000
Average floor price ($ per MMbtu)	$7.87	4%	$7.58
Average ceiling price ($ per MMbtu)	$12.44	(23%)	$16.15
Gain (loss) upon settlement ($ in thousands)	$524	(60%)	$1,311
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

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended March 31,			Three months ended March 31,
	2008	% Change	2007	2008	% Change	2007

Production costs:
Operating & maintenance	$0.63	2%	$0.62	$1,822	(21%)	$2,304
Expensed workovers	0.28	NM	(0.04)	814	NM	(142)
Ad valorem taxes	0.12	9%	0.11	350	(14%)	407

Lease operating expenses	$1.03	49%	$0.69	$2,986	16%	$2,569

Production taxes	0.44	2100%	0.02	1,283	1707%	71

Production costs	$1.47	107%	$0.71	$4,269	62%	$2,640
First quarter 2008 per unit of production costs increased $0.76 per Mcfe, or 107%, when compared to the first quarter last year because of the following:
•	production taxes increased $0.42 per Mcfe, due to a $1.3 million decline in production tax abatement approvals on our Vicksburg and Mills Ranch wells from the first quarter 2007;
•	expensed workovers increased $0.32 per Mcfe due to the unanticipated workover of two of our wells;
•	ad valorem taxes increased $0.01 per Mcfe, or 9%, due to a decrease in production volumes; and
•	O&M expense increased $0.01 per Mcfe, or 2%.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended March 31,
	2008	% Change	2007
	(In thousands, except per unit measurements)

General and administrative costs	$4,956	17%	$4,229
Capitalized general and administrative costs	(2,363)	15%	(2,051)

General and administrative expenses	$2,593	19%	$2,178

General and administrative expense ($ per Mcfe)	$0.90	53%	$0.59
Our general and administrative costs prior to capitalization increased primarily because of $0.5 million in higher employee compensation expense.

Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended March 31,
	2008	% Change	2007
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$12,443	(11%)	$13,959
Depletion of oil and natural gas properties ($ per Mcfe)	$4.30	14%	$3.76
Our depletion expense for the first quarter 2008 was $1.5 million lower than the first quarter 2007. Our reduced production volumes reduced depletion expense by $3.1 million. This decrease was offset by a $1.6 million increase in our depletion rate.
Net interest expense. Interest on our Senior Notes, our senior credit facility and dividends that we pay on our Series A mandatorily redeemable preferred stock represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our senior credit agreement. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Three months ended March 31,
	2008	% Change	2007
	(In thousands)
Interest on Senior Notes	$3,850	28%	$3,008
Interest on senior credit facility	153	(80%)	763
Commitment fees	65	35%	48
Dividend on mandatorily redeemable preferred stock	151	1%	149
Amortization of deferred loan and debt issuance cost	246	20%	205
Other general interest expense	0	(100%)	1
Capitalized interest expense	(1,046)	38%	(757)

Net interest expense	$3,419	0%	$3,417

Weighted average debt outstanding	$182,821	6%	$171,733
Average interest rate on outstanding indebtedness (a)	9.4%		9.4%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
First quarter 2008 interest expense remained relatively consistent with that in the first quarter 2007.
Other income (expense).
Other income (expense) included:

	Three months ended March 31,
	2008	% Change	2007
	(In thousands)
Other income (expense):
Non-cash gain (loss)	$1	(98%)	$40
Income (expense)	306	104%	150

Total other income (expense)	$307	62%	$190

Other income increased in the first quarter 2008 versus that in the comparable period last year.

Income taxes. We recorded deferred federal income tax expense of $0.9 million in the first quarter of this year, compared to deferred federal income tax expense of $1.2 million in the first quarter last year. The decrease was primarily due to lower first quarter 2008 income before income taxes. We also recorded deferred state income tax expense of $0.1 million in the first quarter 2008 compared to a deferred state tax benefit of $0.2 million in the first quarter last year. The increase was primarily attributable to increased activity in our resource plays. For the first three months of 2008, our effective tax rate was 38.7%, which was higher than the statutory rate of 35% primarily due to state income taxes and non-deductibility of preferred stock dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
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
The table below summarizes our 2008 oil and gas capital expenditure budget, the amount spent through March 31, 2008 and the amount of our 2008 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2008	Spent Through	Amount
	Budget	March 31, 2008	Remaining (a)
	(In millions)
Drilling	$102.6	$31.2	$71.4
Net land and seismic	18.3	10.8	7.5
Capitalized costs (b)	12.8	3.4	9.4
Asset retirement obligation	0.7	0.1	0.6

Total oil and gas capital expenditures (c)	$134.4	$45.5	$88.9

(a)	Calculated based on the 2008 capital expenditure budget announced on February 6, 2008 less amount spent through March 31, 2008.

(b)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(c)	Excludes other property capital expenditures.
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

This value creation measure and the final determination with respect to our 2008 budgeted expenditures will depend on a number of factors, including:
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
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2008, we intend to fund our capital expenditure program and contractual commitments with cash flows from operations, borrowings under our senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources.
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
Additionally, the Indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of March 31, 2008.
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

As of March 31, 2008, we had $19.0 million outstanding and $82.0 million of unused committed borrowing capacity available under our senior credit agreement. As of April 30, 2008, we had $32.1 million of borrowings outstanding under the senior credit agreement. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.
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
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at March 31, 2008 and interest coverage ratio for the twelve-month period ended March 31, 2008 were 2.1 to 1 and 7.1 to 1, respectively. As of March 31, 2008, we were in compliance with all covenant requirements in connection with our senior credit agreement.

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
Mandatorily Redeemable Preferred Stock
As of March 31, 2008, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.
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
Analysis of Changes In Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2008	%Change	2007
	(In thousands)

Net income	$1,527	(18%)	$1,873
Non-cash items	19,680	(5%)	20,785
Changes in working capital and other items	7,128	NM	(7,074)

Cash flows provided by operating activities	$28,335	82%	$15,584
Cash flows used by investing activities	(45,034)	(7%)	(48,222)
Cash flows provided by financing activities	9,002	(75%)	35,489

Net increase in cash and cash equivalents	$(7,697)	NM	$2,851

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
For the first three months of 2008, cash flows provided by operating activities increased by 82% to $28.3 million from the same period last year. The increase in operating cash flow is attributable to the change in working capital from period to period.

Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2008	%Change	2007
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$31,200	9%	$28,677
Land and seismic	10,833	269%	2,936
Capitalized cost	3,410	21%	2,808
Capitalized asset retirement obligation	61	(71%)	207

Total	$45,504	31%	$34,628

Reconciling Items:
Change in accrued drilling costs	$(609)	NM	$13,533
Other	139	128%	61

Total Reconciling Items	(470)	NM	13,594

Net cash used in investing activities	$45,034	(7%)	$48,222
Net cash used by investing activities in the first quarter 2008 decreased by $3.2 million, or 7%, over the same period in 2007. The following were the reasons for the change:
•	the change in accrued drilling costs reduced cash used in investing activities by $14.1 million;

•	drilling expenditures increased by $2.5 million;

•	land and seismic expenditures increased by $7.9 million; and

•	capitalized costs increased by $0.6 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first quarter 2008 was 75% lower than the first quarter 2007. During the first three months of 2008, we borrowed $9.0 million under our senior credit agreement compared to $35.6 million of borrowings during the first quarter 2007.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the three months ended March 31, 2008 and 2007.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2008 common stock transactions:
Exercise of employee stock options	33,500	$134

2007 common stock transactions:
Exercise of employee stock options	5,000	$23
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

Effects of Inflation and Changes in Prices
Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in revenues as well as the operating costs that we are required to bear for operations. Currently, inflation and recession have had a minimal effect on us.
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
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Financial Staff Position No. FAS 157-2 deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the financial statements.
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
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We have not elected the fair value option for any eligible items.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact on the financial statements.
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.
Forward Looking Information
We or our representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2008 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2007 including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.
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

During 2007 and 2008 through March 31, we were party to natural gas costless collars, natural gas three-way costless collars and oil costless collars.
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
The following tables reflect our open natural gas and oil derivative contracts as of March 31, 2008, the associated volumes and the corresponding weighted average NYMEX floor and cap price. As of May 6, 2008 we did not enter into any commodity derivative contracts subsequent to March 31, 2008.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/08 - 04/30/08	60,000	$7.25	$9.00
04/01/08 - 05/31/08	140,000	$7.00	$8.35
04/01/08 - 05/31/08	60,000	$7.00	$8.70
04/01/08 - 06/30/08	120,000	$7.00	$9.00
04/01/08 - 07/31/08	120,000	$7.00	$9.25
04/01/08 - 07/31/08	200,000	$7.50	$10.20
04/01/08 - 09/30/08	420,000	$6.75	$9.75
04/01/08 - 09/30/08	540,000	$7.00	$9.68
04/01/08 - 10/31/08	350,000	$7.25	$10.40
05/01/08 - 05/31/08	30,000	$8.50	$10.40
06/01/08 - 06/30/08	40,000	$8.50	$10.40
06/01/08 - 09/30/08	80,000	$7.25	$9.53
06/01/08 - 09/30/08	120,000	$7.00	$8.35
07/01/08 - 07/31/08	20,000	$8.50	$10.40
07/01/08 - 09/30/08	90,000	$6.75	$9.62
08/01/08 - 12/31/08	400,000	$9.75	$11.50
10/01/08 - 03/31/09	300,000	$7.75	$9.82
10/01/08 - 03/31/09	180,000	$8.00	$10.20
10/01/08 - 03/31/09	300,000	$8.00	$11.20
01/01/09 - 01/31/09	80,000	$10.25	$12.25
02/01/09 - 03/31/09	140,000	$10.25	$12.25
04/01/09 - 09/30/09	300,000	$7.00	$9.73
04/01/09 - 09/30/09	120,000	$7.25	$9.80
04/01/09 - 09/30/09	420,000	$8.00	$10.70

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/08 - 03/31/09	300,000	$8.00	$10.35	$5.50

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
04/01/08 - 04/30/08	2,000	$60.00	$74.75
04/01/08 - 06/30/08	3,000	$65.00	$82.60
04/01/08 - 06/30/08	9,000	$62.00	$81.60
04/01/08 - 10/31/08	21,000	$65.70	$90.00
04/01/08 - 12/31/08	18,000	$57.50	$75.50
04/01/08 - 12/31/08	18,000	$85.00	$117.00
04/01/08 - 12/31/08	18,000	$57.50	$76.00
06/01/08 - 10/31/08	30,000	$90.00	$120.00
07/01/08 - 08/31/08	4,000	$65.00	$80.60
11/01/08 - 12/31/08	8,000	$87.75	$120.00
11/01/08 - 06/30/09	24,000	$62.00	$81.75
01/01/09 - 03/31/09	21,000	$86.50	$120.00
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Statements, Brigham is party to various legal actions arising in the ordinary course of business and does not expect these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In 2008, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
January 2008	16,330	$7.375
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2008.

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