Form 10-Q
period 2008-06-30
BRIGHAM EXPLORATION CO
filed 2008-07-31
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of July 29, 2008	46,323,976

Brigham Exploration Company
Second Quarter 2008 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,013	$13,863
Accounts receivable	25,653	14,609
Derivative assets	—	1,416
Other current assets	4,022	2,617

Total current assets	40,688	32,505

Oil and natural gas properties, using the full cost method including
Proved, net	484,879	448,663
Unproved	89,129	61,544

	574,008	510,207

Other property and equipment, net	1,082	1,034
Deferred loan fees, net	3,466	3,687
Other noncurrent assets	1,705	995

Total assets	$620,949	$548,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,916	$12,301
Royalties payable	9,310	5,978
Accrued drilling costs	18,713	14,841
Participant advances received	1,514	2,095
Derivative liabilities	15,874	1,812
Other current liabilities	4,533	4,691

Total current liabilities	67,860	41,718

Senior Notes	158,611	158,492
Senior credit facility	48,600	10,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at June 30, 2008 and December 31, 2007	10,101	10,101
Deferred income taxes	43,554	41,625
Other taxes payable	2,162	2,162
Other noncurrent liabilities	6,188	5,303

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,488,705 and 45,304,139 shares issued and 45,363,423 and 45,197,303 shares outstanding at June 30, 2008 and December 31, 2007, respectively	455	453
Additional paid-in capital	209,583	207,526
Treasury stock, at cost; 125,282 and 106,836 shares at June 30, 2008 and December 31, 2007, respectively	(996)	(854)
Accumulated other comprehensive income (loss)	—	115
Retained earnings	74,831	71,787

Total stockholders’ equity	283,873	279,027

Total liabilities and stockholders’ equity	$620,949	$548,428

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Oil and natural gas sales	$38,871	$34,283	$69,381	$62,769
Gain (loss) on derivatives, net	(13,907)	2,264	(19,363)	(1,228)
Other revenue	62	29	79	56

	25,026	36,576	50,097	61,597

Costs and expenses:
Lease operating	2,548	3,325	5,534	5,894
Production taxes	1,441	551	2,724	622
General and administrative	2,596	2,281	5,189	4,459
Depletion of oil and natural gas properties	12,405	16,612	24,848	30,571
Impairment of oil and natural gas properties	—	6,505	—	6,505
Depreciation and amortization	158	158	305	321
Accretion of discount on asset retirement obligations	89	94	180	211

	19,237	29,526	38,780	48,583

Operating income	5,789	7,050	11,317	13,014

Other income (expense):
Interest income	39	134	114	265
Interest expense, net	(3,482)	(3,678)	(6,901)	(7,095)
Other income (expense)	96	712	403	902

	(3,347)	(2,832)	(6,384)	(5,928)

Income before income taxes	2,442	4,218	4,933	7,086

Income tax expense:
Current	—	—	—	—
Deferred	(925)	(1,908)	(1,889)	(2,903)

	(925)	(1,908)	(1,889)	(2,903)

Net income	$1,517	$2,310	$3,044	$4,183

Net income per share available to common stockholders:
Basic	$0.03	$0.05	$0.07	$0.09

Diluted	$0.03	$0.05	$0.07	$0.09

Weighted average shares outstanding:
Basic	45,332	45,080	45,296	45,067

Diluted	46,444	45,455	46,171	45,478

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2007	45,304	$453	$207,526	$(854)	$115	$71,787	$279,027
Comprehensive income:
Net income	—	—	—	—	—	3,044	3,044
Net (gains) losses included in net income	—	—	—	—	(177)	—	(177)
Tax benefit (provision) related to hedges	—	—	—	—	62	—	62

Comprehensive income							2,929
Exercises of employee stock options	127	1	551	—	—	—	552
Vesting of restricted stock	58	1	(1)	—	—	—	—
Stock based compensation	—	—	1,507	—	—	—	1,507
Repurchases of common stock	—	—	—	(142)	—	—	(142)

Balance, June 30, 2008	45,489	$455	$209,583	$(996)	$—	$74,831	$283,873

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$3,044	$4,183
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	24,848	30,571
Impairment of oil and natural gas properties	—	6,505
Depreciation and amortization	305	321
Stock based compensation	818	838
Amortization of deferred loan fees and debt issuance costs	528	461
Market value adjustment for derivative instruments	15,944	2,658
Accretion of discount on asset retirement obligations	180	211
Deferred income taxes	1,889	2,903
Other noncash items	4	—
Changes in operating assets and liabilities:
Accounts receivable	(11,044)	(2,932)
Other current assets	(1,303)	816
Accounts payable	5,615	(2,585)
Royalties payable	3,332	2,232
Participant advances received	(581)	(785)
Other current liabilities	(158)	1,478
Other noncurrent assets	(330)	514
Other noncurrent liabilities	(51)	(113)

Net cash provided by operating activities	43,040	47,276

Cash flows from investing activities:
Additions to oil and natural gas properties	(83,956)	(72,919)
Additions to other property and equipment	(357)	(563)
Decrease (increase) in drilling advances paid	(399)	(8)

Net cash used by investing activities	(84,712)	(73,490)

Cash flows from financing activities:
Proceeds from senior notes offering	—	34,825
Increase in senior credit facility	38,600	42,700
Repayment of senior credit facility	—	(42,500)
Deferred loan fees paid and equity costs	(188)	(917)
Proceeds from exercise of employee stock options	552	223
Repurchases of common stock	(142)	(134)

Net cash provided by financing activities	38,822	34,197

Net increase (decrease) in cash and cash equivalents	(2,850)	7,983
Cash and cash equivalents, beginning of year	13,863	4,300

Cash and cash equivalents, end of period	$11,013	$12,283

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
As of June 30, 2008, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding — basic	45,332	45,080	45,296	45,067
Plus: Potential common shares
Stock options and restricted stock	1,112	375	875	411

Weighted average common shares outstanding — diluted	46,444	45,455	46,171	45,478

Stock options excluded from diluted EPS due to the anti-dilutive effect	327	2,617	485	2,547

5. Income Taxes
The income tax expense (benefit) for the six months ended June 30, 2008 and 2007 consists of the following (in thousands):

	June 30,	June 30,
	2008	2007

Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	1,707	2,761
State	182	142

	$1,889	$2,903

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48), which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement with the taxing authority is recorded. Brigham adopted the provisions of FIN 48 on January 1, 2007. Brigham has examined the tax positions taken in its tax returns or expected to be taken in its future tax returns and has determined that the full values of the uncertain tax positions have been recorded as part of the deferred tax liabilities. Therefore, no additional liabilities should be created and no incremental current or deferred income tax expenses should be recognized. However, consistent with the view of the FASB, Brigham has reclassified the liability for unrecognized tax benefits related to these uncertain tax positions from deferred tax liabilities to other tax liabilities on the consolidated balance sheet.
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)
Increases (decreases) resulting from adoption of FIN 48	$2,162
Increases (decreases) resulting from tax positions taken in the current period	—
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at June 30, 2008	$2,162

None of the above unrecognized benefits would affect Brigham’s effective tax rate. Brigham classifies interest on uncertain tax positions as interest expense. Penalties are included in general and administrative expense on the consolidated statement of operations. There are no interest and penalties recognized in the consolidated statement of operations or in the consolidated balance sheet because of the existence of Brigham’s net operating loss carryovers.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2007, 2006, 2005, and 2004.
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
On October 1, 2006, Brigham de-designated all derivatives that were previously classified as cash flow hedges and, in addition, Brigham elected not to designate any additional derivative contracts as cash flow hedges for accounting purposes under SFAS No. 133. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income or as other income (expense).
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Natural Gas
Average price per Mcf realized excluding gas hedging results	$11.93	$7.80	$10.29	$7.58
Average price per Mcf including gas hedging settlement results	$11.03	$7.80	$9.99	$7.78
Increase (decrease) in revenue, in thousands	$(1,756)	$6	$(1,232)	$1,317
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$7.61	$8.49	$7.14	$7.44
Increase (decrease) in revenue, in thousands	$(8,409)	$2,405	$(13,041)	$(847)
Oil
Average price per Bbl realized excluding oil hedging results	$122.22	$62.25	$109.46	$58.44
Average price per Bbl including oil hedging settlement results	$109.71	$62.25	$100.53	$58.91
Increase (decrease) in revenue, in thousands	$(1,601)	$—	$(2,187)	$113
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$79.25	$61.05	$83.64	$56.85
Increase (decrease) in revenue, in thousands	$(5,498)	$(141)	$(6,322)	$(381)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at June 30, 2008, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
07/01/08 – 07/31/08	30,000		$7.00	$9.25
07/01/08 – 09/30/08	210,000		$6.75	$9.75
07/01/08 – 09/30/08	90,000		$7.00	$8.35
07/01/08 – 09/30/08	270,000		$7.00	$9.68
07/01/08 – 10/31/08	200,000		$7.25	$10.40
07/01/08 – 07/31/08	50,000		$7.50	$10.20
07/01/08 – 07/31/08	20,000		$8.50	$10.40
07/01/08 – 09/30/08	60,000		$7.25	$9.53
07/01/08 – 09/30/08	90,000		$6.75	$9.62
08/01/08 – 12/31/08	400,000		$9.75	$11.50
04/01/09 – 09/30/09	120,000		$7.25	$9.80
10/01/08 – 03/31/09	180,000		$8.00	$10.20
10/01/08 – 03/31/09	300,000		$8.00	$11.20
10/01/08 – 03/31/09	300,000		$7.75	$9.82
01/01/09 – 03/31/09	220,000		$10.25	$12.25
04/01/09 – 09/30/09	420,000		$8.00	$10.70
04/01/09 – 09/30/09	300,000		$7.00	$9.73
Oil Costless Collars
07/01/08 – 10/31/08		12,000	$65.70	$90.00
07/01/08 – 12/31/08		12,000	$57.50	$75.50
07/01/08 – 12/31/08		12,000	$85.00	$117.00
07/01/08 – 12/31/08		12,000	$57.50	$76.00
07/01/08 – 10/31/08		24,000	$90.00	$120.00
07/01/08 – 08/31/08		4,000	$65.00	$80.60
11/01/08 – 12/31/08		8,000	$87.75	$120.00
11/01/08 – 06/30/09		24,000	$62.00	$81.75
01/01/09 – 03/31/09		21,000	$86.50	$120.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
10/01/08 – 03/31/09	300,000	$8.00	$10.35	$5.50

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Fair Values
Effective January 1, 2008, the fair values of Brigham’s derivative financial instruments also reflect Brigham’s estimate of the default risk of the parties in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). Under SFAS 157, the fair value of a derivative asset would reflect an estimate of the counterparties’ default risk and the fair value of a derivative liability would reflect an estimate of Brigham’s default risk. The fair value of Brigham’s derivative financial instruments is determined based on valuation models that utilize market-corroborated inputs. The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2007	(Level 1)	(Level 2)	(Level 3)
Current derivative liabilities	$(1,812)	$—	$(15,874)	$—
Other non-current liabilities	(256)	—	(880)	—
Current derivative assets	1,416	—	—	—
Other non-current assets	25	—	6	—

	$(627)	$—	$(16,748)	$—

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
Based on oil and gas prices in effect on June 30, 2008 ($13.10 per MMBtu for Henry Hub natural gas and $140.00 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at June 30, 2008.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Senior Notes
In April 2006, Brigham issued $125 million of 9 5/8% Senior Notes due in 2014 (the “Senior Notes”). The Senior Notes were priced at 98.629% of their face value to yield 9 7/8% and are fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. (the “Guarantors”). The guarantees are joint and several. Brigham does not have any independent assets or operations and the aggregate assets and revenues of the subsidiaries not guaranteeing are less than 3% of the Brigham’s consolidated assets and revenues.
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At June 30, 2008, Brigham was in compliance with all covenants under the indenture.
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Beginning asset retirement obligations	$5,047	$5,002
Liabilities incurred for new wells placed on production	132	228
Liabilities settled	(50)	(40)
Accretion of discount on asset retirement obligations	180	211

	$5,309	$5,401

11. Stock Based Compensation
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair value of the options granted during the six months ended June 30, 2008 and 2007 were calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2008 and 2007:

	2008	2007
Risk-free interest rate	3.0%	4.6%
Expected life (in years)	5.0	5.0
Expected volatility	47%	49%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$4.70	$2.97
The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term. The expected life is based on the historical exercise data of Brigham’s option grants with the guidance of Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 for “plain vanilla” options.
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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the six months ended June 30, 2008 and 2007.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Pre-tax stock based compensation expense	$744	$758	$1,507	$1528
Capitalized stock based compensation	(340)	(341)	(689)	(690)
Tax benefit	(141)	(146)	(286)	(293)

Stock based compensation expense, net	$263	$271	$532	$545

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At June 30, 2008, approximately 630,563 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
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
The following table summarizes option activity under the incentive plans for the six months ended June 30:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,046,166	$7.14	3,243,566	$7.08
Granted	18,000	$10.56	35,000	$6.17
Forfeited or cancelled	(64,800)	$7.83	(124,300)	$8.23
Exercised	(126,566)	$4.36	(55,000)	$4.06

Options outstanding at the end of the quarter	2,872,800	$7.27	3,099,266	$7.07

Options exercisable at the end of the quarter	1,760,000	$6.79	1,439,866	$6.18

The weighted-average grant-date fair value of share options granted during the six months ended June 30, 2008 and 2007 was $4.70 and $2.97, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $578,868 and $117,798, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	June 30,	Remaining	Average	June 30,	Remaining	Average
Exercise Price	2008	Contractual Life	Exercise Price	2008	Contractual Life	Exercise Price
$3.05 to $3.41	137,200	0.5 years	$3.35	137,200	0.5 years	$3.35
3.66 to 5.08	353,700	1.2 years	$4.31	351,700	1.2 years	$4.31
6.10 to 6.73	1,226,000	3.4 years	$6.50	708,800	2.7 years	$6.62
7.22 to 8.84	792,900	3.7 years	$8.47	412,300	3.2 years	$8.65
8.93 to 12.31	363,000	4.3 years	$11.62	150,000	4.2 years	$11.45

$3.05 to $12.31	2,872,800	3.2 years	$7.27	1,760,000	2.5 years	$6.79

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $24.5 million and $15.9 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2008 there was approximately $3.2 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.9 years.
Restricted Stock
During the six months ended June 30, 2008 and 2007, Brigham issued 109,000 and 105,000, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of June 30, 2008, there was approximately $3.5 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.9 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	653,623	$7.16	391,367	$8.60
Shares granted	109,000	$8.40	105,000	$7.13
Lapse of restrictions	(58,000)	$5.39	(55,000)	$8.12
Forfeitures	(29,940)	$6.58	(25,320)	$5.23

Shares outstanding at the end of the quarter	674,683	$7.54	416,047	$8.71

12. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,517	$2,310	$3,044	$4,183
Net (gains) losses included in net income	—	(69)	(177)	(1,163)
Tax benefits (provisions) related to cash flow hedges	—	24	62	407

Other Comprehensive Income, net	$1,517	$2,265	$2,929	$3,427

13. New Accounting Pronouncements
On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on Brigham’s financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In February 2007, the Financial Accounting Standards Board issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Brigham has not elected the fair value option for any eligible items.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2007 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month and six month periods ended June 30, 2008 and June 30, 2007. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2007 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
General Overview
We are an independent exploration, development and production company that utilizes advanced 3-D seismic imaging and drilling and completion technologies to systematically explore for and develop domestic onshore oil and natural gas reserves. We focus our exploration and development activities in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to grow reserves and production volumes. Our exploration and development activities are currently concentrated in four provinces: the onshore Gulf Coast, the Anadarko Basin, the Rocky Mountains and West Texas.
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, since late 2005 we have been accumulating significant acreage positions in the Williston and Powder River Basins. Operations within these two basins are included in and constitute the bulk of our activity in the Rocky Mountains province. We have also entered into four joint ventures in Southern Louisiana over the last two years. We consider these joint ventures to be logical extensions of our prospect generating activities along the onshore Texas Gulf Coast.
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
Overview of Second Quarter and First Six Months 2008 Financial Results
NYMEX natural gas prices increased 43% and 29%, respectively, during the second quarter and first six months of 2008 from the comparable periods last year. Natural gas prices were strong throughout the second quarter because of record oil prices, increased electrical generating usage due to summer air conditioning needs and higher demand for liquefied natural gas (LNG) imports from Asian and European markets, which diverted cargoes from the U.S. These factors caused second quarter NYMEX spot prices to exceed prices from last year’s heating season and rise to their highest level since the aftermath of Hurricane Katrina in 2005. Though prices were relatively stable during the second quarter, volatility should increase for the remainder of the year due to the winter heating season. In particular, large fluctuations can be expected each Thursday as the Energy Information Administration (EIA) reports weekly natural gas storage statistics at that time. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the second quarter and first six months of 2008 was $11.93 and $10.29 per Mcf, respectively, which represents a $4.13 per Mcf increase from the second quarter 2007 and a $2.71 per Mcf increase from the first six months of 2007. Excluding realized and unrealized derivative hedging results, the average sales price that we received for oil in the second quarter and first six months of 2008 was $122.22 and $109.46 per Bbl, respectively, which represents a $59.97 per Bbl increase from the second quarter 2007 and a $51.02 per Bbl increase from the first six months of 2007.

Daily production for the second quarter 2008 averaged 30.2 MMcfe, down 35% from the second quarter 2007 and down 6% sequentially from the first quarter 2008. Daily production for the first six months of 2008 averaged 31.2 MMcfe per day, down 29% from the first half of 2007. The decrease in our production volumes was primarily attributable to the natural decline in our Southern Louisiana wells and the fact that these wells were shut in from April 18th to May 19th due to flooding in the Atchafalaya Basin.
Second quarter operating income decreased 18% to $5.8 million from last year’s second quarter. The primary drivers behind the decrease in operating income were the decrease in our production volumes, unrealized hedging losses and cash settlement losses on our hedging contracts. These factors were partially offset by higher oil and natural gas prices, lower lease operating expense, lower depletion expense and the absence of an impairment charge as compared to the second quarter 2007. For the first half of 2008, operating income decreased 13% from the comparable period last year to $11.3 million. The drivers behind the first half 2008 decrease in operating income were consistent with those experienced during the second quarter 2008.
For the quarter ended June 30, 2008, we spent $43.1 million on oil and gas capital expenditures, which represents a 48% increase from the second quarter 2007 and a 5% decrease from the first quarter 2008.
As of June 30, 2008, we had $11.0 million in cash and $620.9 million in total assets. Our net debt to book capitalization ratio was 43%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of Second Quarter 2008 Operational Results
Rocky Mountain Province
Williston Basin
In July, we announced the successful completion of the sidetrack of our Mrachek 15-22 #1H well, located west of the Nesson Anticline, at an early flowing production rate of approximately 727 barrels of oil equivalent per day. Over a sixteen day period during the second half of May the well averaged approximately 331 barrels of oil equivalent per day. Since that time the well has been periodically shut in, but was recently brought back on line and was flowing approximately 166 barrels of oil and 115 Mcfg per day. In 2006, we drilled the original Mrachek well, but due to operational problems the well was never stimulated.
We also announced the successful completion of our first well in the North Stanley area of Mountrail County, North Dakota, the Johnson 33 #1H, at an early peak flowing rate of 618 barrels of oil equivalent per day. Prior to July 11th, the Johnson 33 #1H flowed oil intermittently as production was apparently hampered by numerous sand plugs in the borehole. Subsequent to a portion of the lateral being cleaned out, the well flowed at an early peak rate of approximately 568 barrels of oil and 300 Mcf of natural gas per day and over a three day period the well flowed at an average rate of approximately 515 barrels of oil and 267 Mcf of natural gas per day.
We successfully completed our third Ross Area well, the Manitou State 36 #1H. The Manitou State 36 #1H produced at an initial rate of approximately 272 barrels of oil and 200 Mcf of natural gas per day in June. After being placed on rod pump in July, the well was producing 240 barrels of oil per day.
We also successfully completed our fourth Ross area well, the Carkuff 22 #1H. We announced the well flowed at an early rate of 1,110 barrels of oil per day.
In July, we announced that we were expanding our operations in the Williston Basin by picking up a second Brigham-operated rig likely during September. Current plans include drilling two consecutive horizontal Bakken wells west of the Nesson Anticline in McKenzie and Williams Counties, North Dakota, to capitalize on the apparent success achieved with the Mrachek 15-22 #1H well.
Powder River Basin
In November 2007, we spud the Krejci Federal #1-32H well, which is proximate to our first well in the basin, the Krejci Federal 29 #3H. In June, we announced that the well was flowing approximately 25 barrels of oil per day. We do not currently have any plans to drill additional Powder River Basin wells as a part of our revised 2008 capital expenditures budget that was announced on July 15th.

Onshore Gulf Coast Province
Vicksburg Trend
In June, we successfully completed the Sullivan F-35 in our Triple Crowne Field at an initial rate of approximately 6.8 MMcfe per day. The Sullivan F-35 is a Dawson Sand completion, which likely added two additional proved undeveloped locations to our existing drilling inventory.
Also in June, we completed the Sullivan C-39 in our Home Run Field at an initial rate of approximately 3.9 MMcfe per day. The Sullivan C-39 was completed in the Vicksburg 8 and Lower Vicksburg 7 intervals. The best apparent pay, in the Vicksburg 6 and Upper 7 intervals, remains behind pipe for future completion.
Southern Louisiana Trend
In December 2007, we entered into a joint venture to operate the drilling of at least six prospects over the next 18 months. Five of these prospects have been planned for 2008 and target 3-D delineated, primarily amplitude related prospects at depths of 9,000 to 10,500 feet in Plaquemines and Saint Bernard Parishes.
Our first joint venture well, Main Pass SL 18826 #1, encountered approximately 100 feet of apparent Miocene pay in four intervals at depths of between 7,140 and 7,680 feet. All intervals were commingled and production tested at a rate of approximately 15.4 MMcf of natural gas per day. We anticipate production to sales by late August.
Our second joint venture well, the Chandeleur Sound SL 19312 #1, was recently logged and encountered approximately 24 feet of apparent pay. The Chandeleur Sound SL 19312 #1 was flow tested at a rate of approximately 2.7 MMcf of natural gas per day. We anticipate production to sales in November.
Our third joint venture well, the Breton Sound SL 19054 #1, was recently logged and encountered 60 feet of apparent pay. Approximately 15 feet of pay has apparent porosities greater than 20%, while 45 feet of pay has porosities ranging from 18% to 20%. Production testing operations are underway and the well is expected to be producing to sales by late October.
Our fourth joint venture well, the Romere Pass BLM 013045 #1, is expected to commence in either September or October.
Second Quarter and First Six Months 2008 Results
Comparison of the three month and six month periods ended June 30, 2008 and 2007.
Production volumes

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Oil (MBbls)	128	8%	118	245	3%	239
Natural gas (MMcf)	1,947	(44%)	3,457	4,139	(36%)	6,439
Total (MMcfe)(1)	2,715	(35%)	4,163	5,609	(29%)	7,875
Average daily production (MMcfe/d)(2)	30.2		46.3	31.2		43.8

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production calculated using 30 days per calendar month.
Natural gas represented 72% of our second quarter 2008 production volumes and 74% of our first six months 2008 volumes, compared to 83% in the second quarter of last year and 82% in the first six months of last year.

Revenue, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average price including derivative settlements and unrealized gains (losses).

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Oil revenue:
Oil revenue	$15,640	113%	$7,328	$26,797	92%	$13,991
Oil derivative settlement gains (losses)	(1,601)	NM	—	(2,187)	NM	113

Oil revenue including oil derivative settlements	$14,039	92%	$7,328	$24,610	74%	$14,104
Oil derivative unrealized gains (losses)	(3,897)	2,664%	(141)	(4,135)	737%	(494)

Oil revenue including derivative settlements and unrealized gains (losses)	$10,142	41%	$7,187	$20,475	50%	$13,610
Natural gas revenue:
Natural gas revenue	$23,231	(14%)	$26,955	$42,584	(13%)	$48,778
Natural gas derivative settlement gains (losses)	(1,756)	NM	6	(1,232)	NM	1,317

Natural gas revenue including derivative settlements	$21,475	(20%)	$26,961	$41,352	(17%)	$50,095
Natural gas derivative unrealized gains (losses)	(6,653)	NM	2,399	(11,809)	446%	(2,164)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$14,822	(50%)	$29,360	$29,543	(38%)	$47,931
Oil and natural gas revenue:
Oil and natural gas revenue	$38,871	13%	$34,283	$69,381	11%	$62,769
Oil and natural gas derivative settlement gains (losses)	(3,357)	NM	6	(3,419)	NM	1,430

Oil and natural gas revenue including derivative settlement gains (losses)	35,514	4%	34,289	65,962	3%	64,199
Oil and natural gas derivative unrealized gains (losses)	(10,550)	NM	2,258	(15,944)	500%	(2,658)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	24,964	(32%)	36,547	50,018	(19%)	61,541
Other revenue	62	114%	29	79	41%	56

Total revenue	$25,026	(32%)	$36,576	$50,097	(19%)	$61,597

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Average oil prices:
Oil price (per Bbl)	$122.22	96%	$62.25	$109.46	87%	$58.44
Oil price including derivative settlement gains (losses) (per Bbl)	109.71	76%	62.25	100.53	71%	58.91
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$79.25	30%	$61.05	$83.64	47%	$56.85
Average natural gas prices:
Natural gas price (per Mcf)	$11.93	53%	$7.80	$10.29	36%	$7.58
Natural gas price including derivative settlement gains (losses) (per Mcf)	11.03	41%	7.80	9.99	28%	7.78
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$7.61	(10%)	$8.49	$7.14	(4%)	$7.44
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$14.32	74%	$8.24	$12.37	55%	$7.97
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	13.08	59%	8.24	11.76	44%	8.15
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$9.19	5%	$8.78	$8.92	14%	$7.81

	For the three	For the six
	month periods	month periods
	ended June 30,	ended June 30,
	2008 and 2007	2008 and 2007

Change in revenue from the sale of oil
Volume variance impact	$638	$315
Price variance impact	7,674	12,491
Cash settlement of hedging contracts	(1,601)	(2,300)
Unrealized hedge gain or loss	(3,756)	(3,641)

Total change	$2,955	$6,865

Change in revenue from the sale of natural gas
Volume variance impact	$(11,771)	$(17,402)
Price variance impact	8,047	11,208
Cash settlement of hedging contracts	(1,762)	(2,549)
Unrealized hedge gain or loss	(9,052)	(9,645)

Total change	$(14,538)	$(18,388)

Change in revenue from the sale of oil and natural gas
Volume variance impact	$(11,133)	$(17,087)
Price variance impact	15,721	23,699
Cash settlement of hedging contracts	(3,363)	(4,849)
Unrealized hedge gain or loss	(12,808)	(13,286)

Total change	$(11,583)	$(11,523)

Second quarter 2008 oil and natural gas revenues, including derivative cash settlements and unrealized gains (losses), decreased 32%, when compared to the second quarter 2007. The change in revenues was attributable to the following:
•	a 74% increase in the sales price we received for our oil and natural gas resulted in a $15.7 million increase in revenues;
•	a 35% decrease in production volumes for the quarter resulted in a $11.1 million decrease in oil and natural gas revenues;
•	a $3.4 million loss from the settlement of derivative contracts in the second quarter 2008 versus a slight gain from the settlement of derivative contracts in second quarter 2007 decreased revenues by $3.4 million; and
•	a $10.6 million unrealized derivative loss in second quarter 2008 versus a $2.3 million unrealized derivative gain in second quarter 2007 decreased revenues by $12.8 million.
During the first six months of 2008, oil and natural gas revenues, including derivative cash settlements and unrealized gains (losses), decreased $11.5 million, or 19%, compared to the first six months of 2007. The change in revenues was attributable to the following:
•	a 55% increase in the sales price we received for our oil and natural gas resulted in a $23.7 million increase in oil and natural gas revenues;
•	a 29% decrease in production volumes resulted in a $17.1 million decrease in oil and natural gas revenues;
•	a $3.4 million loss from the settlement of derivative contracts in the first half of 2008 versus a $1.4 million derivative settlement gain in the first half of 2007 decreased revenue by $4.8 million, and
•	a $15.9 million unrealized derivative loss in first six months of 2008 versus a $2.7 million unrealized derivative loss in the first half of 2007 decreased revenues by $13.3 million.
Hedging. We utilize collars and three way costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during the three month and six month periods ended June 30, 2008 and June 30, 2007 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Oil collars
Volumes (Bbls)	47,000	(36%)	73,000	92,500	(38%)	149,000
Average floor price ($ per Bbl)	$68.18	21%	$56.29	$64.98	16%	$56.02
Average ceiling price ($ per Bbl)	$90.91	11%	$81.84	$88.29	10%	$80.42
Gain (loss) upon settlement ($ in thousands)	$(1,601)	NM	$—	$(2,187)	NM	$113

Total oil
Gain (loss) upon settlement ($ in thousands)	$(1,601)	NM	$—	$(2,187)	NM	$113

Natural gas collars
Volumes (MMbtu)	1,370,000	(31%)	1,990,000	2,890,000	(24%)	3,795,000
Average floor price ($ per MMbtu)	$7.14	0%	$7.11	$7.52	3%	$7.33
Average ceiling price ($ per MMbtu)	$9.54	(11%)	$10.70	$11.06	(17%)	$13.29
Gain (loss) upon settlement ($ in thousands)	$(1,756)	NM	$6	$(1,232)	NM	$1,317

Total gas
Gain (loss) upon settlement ($ in thousands)	$(1,756)	NM	$6	$(1,232)	NM	$1,317

Other revenue. Other revenue relates to fees that we charge other parties who use our gas gathering systems to move their production from the wellhead to first party gas pipeline systems.
Operating costs and expenses
Production costs. We believe that per unit production measures are the best way to evaluate our production costs. We use this information to internally evaluate our performance as well as to evaluate our performance relative to our peers.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended June 30,			Three months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Production costs:
Operating & maintenance	$0.75	27%	$0.59	$2,036	(16%)	$2,434
Expensed workovers	0.15	36%	0.11	410	(12%)	466
Ad valorem taxes	0.04	(60%)	0.10	102	(76%)	425

Lease operating expenses	$0.94	18%	$0.80	$2,548	(23%)	$3,325

Production taxes	0.53	308%	0.13	1,441	162%	551

Production costs	$1.47	58%	$0.93	$3,989	3%	$3,876
Second quarter 2008 per unit of production costs increased $0.54 per Mcfe, or 58%, when compared to the second quarter of last year because of the following:
•	production taxes increased $0.40 per Mcfe, due to recording production tax credits on our Vicksburg and Mills Ranch wells in the second quarter 2007 rather than deferring recording credits until receipt of regulatory approval;
•	O&M expense increased $0.16 per Mcfe, or 27%, due to declining production from our wells with fixed costs; and
•	ad valorem taxes decreased $0.06 per Mcfe, or 60%, due to an anticipated decrease in property value assessments during 2008.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Six months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007

Production costs:
Operating & maintenance	$0.69	15%	$0.60	$3,858	(19%)	$4,738
Expensed workovers	0.22	450%	0.04	1,224	278%	324
Ad valorem taxes	0.08	(27%)	0.11	452	(46%)	832

Lease operating expenses	$0.99	32%	$0.75	$5,534	(6%)	$5,894

Production taxes	0.49	513%	0.08	2,724	338%	622

Production costs	$1.48	78%	$0.83	$8,258	27%	$6,516

During the first six months of 2008, per unit production costs increased $0.65 per Mcfe, or 78%, when compared to the same period last year because of the following:
•	production taxes increased $0.41 per Mcfe due to a $2.3 million decrease in production tax abatements in the first six months of 2008 versus the first six months of 2007;
•	O&M expense increased $0.09 per Mcfe, or 15%, due to declining production from our wells with fixed costs;
•	expensed workovers increased $0.18 per Mcfe due to the unanticipated workover of two of our wells during the first quarter 2008; and
•	ad valorem taxes decreased $0.03 per Mcfe, or 27%, due to an anticipated decrease in property value assessments during 2008.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands, except per unit measurements)

General and administrative costs	$4,799	12%	$4,298	$9,755	14%	$8,527
Capitalized general and administrative costs	(2,203)	9%	(2,017)	(4,566)	12%	(4,068)

General and administrative expenses	$2,596	14%	$2,281	$5,189	16%	$4,459

General and administrative expense ($ per Mcfe)	$0.96	75%	$0.55	$0.93	63%	$0.57
Our general and administrative (G&A) expense for the second quarter 2008 was 14% higher when compared to the second quarter of last year. G&A costs increased primarily because of an 11% increase in total compensation expense driven by new hiring and higher salaries to retain experienced employees given the current high demand for knowledgeable industry personnel. In addition, contract and professional expenses, including audit and legal fees, increased 24%. Lower production volumes contributed to the increase in our general and administrative expense on a per unit basis by 75% to $0.96 per Mcfe.
G&A expense for the first six months of 2008 was 16% higher than the first six months of 2007. G&A costs increased primarily because of a 14% increase in compensation expense and 32% higher contract and professional fees. Decreased production contributed to our G&A expense increasing on a per unit basis by 63% to $0.93 per Mcfe.
Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$12,405	(25%)	$16,612	$24,848	(19%)	$30,571
Depletion of oil and natural gas properties ($ per Mcfe)	$4.57	15%	$3.99	$4.43	14%	$3.88

Our depletion expense for the second quarter 2008 was $4.2 million lower than the second quarter 2007. Our reduced production volumes decreased depletion expense by $5.8 million. This decrease was offset by a $1.6 million increase in our depletion rate.
Our depletion expense for the first six months of 2008 was $5.7 million lower than the first six months of 2007. Our reduced production volumes decreased depletion expense by $8.8 million. This decrease was offset by a $3.1 million increase in our depletion rate.
Impairment of oil and natural gas properties. We use the full cost method of accounting for oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs and capitalized interest are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; and less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings and reduces stockholders’ equity in the period of occurrence.
The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have substantial downward revisions to our estimated proved reserves. Based on oil and gas prices in effect on June 30, 2008 ($13.10 per MMBtu for Henry Hub gas and $140.00 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties did not exceed the ceiling limit and we therefore did not record an impairment to our oil and gas properties.
Based on oil and gas prices in effect on June 29, 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we therefore recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties.
Net interest expense. Interest on borrowings under our 9 5/8% senior notes due 2014 (the “Senior Notes”), our senior credit agreement and dividends on our Series A mandatorily redeemable preferred stock represent the largest portion of our interest costs. Other costs include commitment fees that we pay on the unused portion of the borrowing base and amortization of debt issuance costs. We capitalize a portion of our interest costs associated with major capital projects.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands)

Interest on Senior Notes	$3,850	2%	$3,775	$7,700	14%	$6,783
Interest on senior credit facility	347	(41%)	585	500	(63%)	1,348
Commitment fees	69	33%	52	134	34%	100
Dividend on mandatorily redeemable preferred stock	151	0%	151	302	1%	300
Amortization of deferred loan and debt issuance cost	252	6%	238	498	12%	443
Other general interest expense	—	NM	—	—	(100%)	1
Capitalized interest expense	(1,187)	6%	(1,123)	(2,233)	19%	(1,880)

Net interest expense	$3,482	(5%)	$3,678	$6,901	(3%)	$7,095

Weighted average debt outstanding	$205,536	2.2%	$201,164	$194,178	1.4%	$191,552

Average interest rate on outstanding indebtedness (a)	8.6%		9.2%	8.9%		9.0%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Second quarter 2008 and first six months 2008 interest expense was $0.2 million lower than the corresponding periods in 2007 due to a lower weighted average cost of debt and higher level of capitalized interest.
We made $8.1 million in cash payments for interest during the second quarter 2008. For the first six months of 2008, we made $8.3 million in cash payments for interest.
Other income (expense).
Other income (expense) included:

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands)
Other income (expense):
Non-cash gain (loss)	—	NM	—	—	(100%)	40
Cash income (expense)	96	(87%)	712	403	(53%)	862

Total other income	$96	(87%)	$712	$403	(55%)	$902

Second quarter 2007 other income (expense) includes $0.4 million in cash income related to the receipt of a bankruptcy claim that had been previously written down and $0.1 million in cash income related to the sale of a production barge that was not being utilized.
Income taxes. We recorded deferred federal income tax expense of $1.7 million in the six months ended June 30, 2008, compared to deferred federal income tax expense of $2.8 million in the six months ended June 30, 2007. We also recorded deferred state income tax expense of $0.2 million in the six months ended June 30, 2008, compared to deferred state income tax expense of $0.1 million in the six months ended June 30, 2007. The decrease in the deferred federal income tax expense was primarily due to lower income before income taxes for the six months ended June 30, 2008. For the first six months of 2008, our effective tax rate was 38.3%, which was higher than the statutory rate of 35% primarily due to state income taxes and non-deductibility of preferred stock dividends and certain portions of our non-cash stock compensation expense for federal income tax purposes.

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
The table below summarizes our 2008 oil and gas capital expenditure budget, the amount spent through June 30, 2008 and the amount of our 2008 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2008	Spent Through	Amount
	Budget	June 30, 2008	Remaining (a)
	(In thousands)
Drilling	$140,633	$62,689	$77,944
Net land and seismic	34,191	19,029	15,162
Capitalized costs (b)	13,636	6,799	6,837
Asset retirement obligation	491	132	359

Total oil and gas capital expenditures (c)	$188,951	$88,649	$100,302

(a)	Calculated based on the revised 2008 capital expenditure budget announced in July 2008 less amount spent through June 30, 2008.

(b)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(c)	Excludes other property capital expenditures.
Determination of Capital Expenditure Budget
The capital that funds our drilling activities is allocated to individual prospects based on the value potential of a prospect, as measured by a risked net present value analysis. We start each year with a budget and reevaluate this budget monthly. Furthermore, as we move through the year, we continue to add to our inventory of drilling prospects. The outcome of our monthly analysis results in a reprioritization of our drilling schedule to ensure that we are optimizing our capital expenditure plan.
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
Additionally, the indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of June 30, 2008.
Senior Credit Agreement
Our senior credit agreement provides for revolving credit borrowings up to $200 million and matures June 2010. In May 2008, in conjunction with our regularly scheduled redetermination, the borrowing base was reset to $135 million. As of June 30, 2008, we had $48.6 million outstanding and $86.4 million of unused committed borrowing capacity available under our senior credit agreement. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.
Since the borrowing base for our senior credit agreement is redetermined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement can fluctuate. While we do not expect the amount that we have borrowed under our senior credit agreement to exceed the borrowing base, in the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned spending for exploration and development activities. The next semi-annual borrowing base redetermination is anticipated to be concluded in November 2008.

Borrowings under our senior credit agreement bear interest, at our election, at a base rate or a Eurodollar rate, plus an applicable margin. These margins are reset quarterly based on the percent of the borrowing base utilized as shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
<50%	1.250%	0.000%
50% and < 75%	1.500%	0.000%
75% and < 90%	1.750%	0.250%
90% and greater	2.000%	0.500%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the higher of: (a) the Federal Funds Rate plus 1/2 of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are as follows:

Percent of
Borrowing Base	Quarterly
Utilized	Commitment Fee
<50%	0.250%
50% and < 75%	0.250%
75% and < 90%	0.375%
90% – 100%	0.375%
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio on June 30, 2008 and interest coverage ratio for the twelve-month period ended June 30, 2008 were 2.44 to 1 and 7.25 to 1, respectively. As of June 30, 2008, we were in compliance with all covenant requirements in connection with our senior credit agreement.
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
Mandatorily Redeemable Preferred Stock
As of June 30, 2008, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.
Access to Capital Markets
We currently have two effective universal shelf registration statements covering the sale, from time to time, of our common stock, preferred stock, depositary shares, warrants and debt securities, or a combination of any of these securities. We have $73.4 million remaining available under one of the shelf registration statements. The other universal shelf registration statement has not been utilized to date and has $300 million available.

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
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Six months ended June 30,
	2008	% Change	2007
	(In thousands)

Net income	$3,044	(27%)	$4,183
Non-cash items	44,516	0%	44,468
Changes in working capital and other items	(4,520)	229%	(1,375)

Cash flows provided by operating activities	$43,040	(9%)	$47,276
Cash flows used by investing activities	(84,712)	15%	(73,490)
Cash flows provided by financing activities	38,822	14%	34,197

Net increase in cash and cash equivalents	$(2,850)	NM	$7,983

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
For the first six months of 2008, cash flows provided by operating activities decreased by 9% to $43.0 million from the same period last year. The decrease in operating cash flow is attributable to lower net income and higher utilization of cash for working capital purposes.
Analysis of changes in cash flows used in investing activities

	Six months ended June 30,
	2008	% Change	2007
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$62,689	20%	$52,227
Land and seismic	19,029	251%	5,424
Capitalized cost	6,799	14%	5,948
Capitalized asset retirement obligation	132	(42%)	228

Total	$88,649	39%	$63,827

Reconciling Items:
Change in accrued drilling costs	$(3,872)	NM	$10,009
Change in short-term investments	—	NM	—
Other	(65)	(81%)	(346)

Total Reconciling Items	(3,937)	NM	9,663

Net cash used in investing activities	$84,712	15%	$73,490

Net cash used by investing activities in the first six months of 2008 increased by $11.2 million, or 15%, over the comparable period in 2007 due to the following:
•	drilling capital expenditures increased $10.5 million because of an overall increase in our level of drilling activity in the first six months of 2008 versus that in the corresponding period last year;

•	land and seismic expenditures increased by $13.6 million due to an increase in acreage acquisitions, including our acquisition of significant acreage in the Bakken during the first six months of 2008;

•	capitalized costs increased by $0.9 million because of an increase in the level of our debt outstanding; and

•	the change in accrued drilling costs reduced cash used in investing activities by $13.9 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first six months of 2008 was 14% greater than the first six months of 2007. During first six months of 2008, we borrowed more than in the first six months of 2007 due to our increased levels of drilling and land acquisitions.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the six months ended June 30, 2008 and 2007.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2008 common stock transactions:
Exercise of employee stock options	126,566	$552

2007 common stock transactions:
Exercise of employee stock options	55,000	$223

Other Matters
Derivative Instruments
Our results of operations and operating cash flow are impacted by changes in market prices for oil and natural gas. We believe the use of derivative instruments, although not free of risk, allows us to reduce our exposure to oil and natural gas sales price fluctuations and thereby achieves a more predictable cash flow. While the use of derivative instruments limits the downside risk of adverse price movements, their use may also limit future revenues from favorable price movements. Moreover, our derivative contracts generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivative contracts will vary from time to time.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management Opinion Concerning Derivative Instruments
We use derivative instruments to manage exposure to commodity price and interest rate risks. Our objectives for holding derivatives are to achieve a consistent level of cash flow to support a portion of our planned capital spending. Our use of derivative instruments for hedging activities could materially affect our results of operations in particular quarterly or annual periods since such instruments can limit our ability to benefit from favorable price movements. We do not enter into derivative instruments for trading purposes.
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
During 2007 and 2008 through June 30, we were party to natural gas costless collars, natural gas three-way costless collars and oil costless collars.
We use costless collars to establish floor (purchased put option) and ceiling (written call option) prices on our anticipated future oil and natural gas production. We receive no net premiums when we enter into these option arrangements. These contracts are settled monthly. When the settlement price for a period is above the ceiling price (written call option), we pay our counterparty. When the settlement price for a period is below the floor price (purchased put option), our counterparty is required to pay us.
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

The following tables reflect our open natural gas and oil derivative contracts as of June 30, 2008, the associated volumes and the corresponding weighted average NYMEX floor and cap price. As of July 30, 2008 we did not enter into any commodity derivative contracts subsequent to June 30, 2008.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
07/01/08 – 09/30/08	210,000	6.75	9.75
07/01/08 – 09/30/08	270,000	7.00	9.68
07/01/08 – 09/30/08	60,000	7.25	9.53
07/01/08 – 07/31/08	30,000	7.00	9.25
07/01/08 – 10/31/08	200,000	7.25	10.40
07/01/08 – 09/30/08	90,000	6.75	9.62
07/01/08 – 09/30/08	90,000	7.00	8.35
07/01/08 – 07/31/08	50,000	7.50	10.20
07/01/08 – 07/31/08	20,000	8.50	10.40
08/01/08 – 12/31/08	400,000	9.75	11.50
10/01/08 – 03/31/09	300,000	7.75	9.82
10/01/08 – 03/31/09	180,000	8.00	10.20
10/01/08 – 03/31/09	300,000	8.00	11.20
01/01/09 – 01/31/09	80,000	10.25	12.25
02/01/09 – 03/31/09	140,000	10.25	12.25
04/01/09 – 09/30/09	300,000	7.00	9.73
04/01/09 – 09/30/09	120,000	7.25	9.80
04/01/09 – 09/30/09	420,000	8.00	10.70

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/08 – 03/31/09	300,000	$8.00	$10.35	$5.50

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
07/01/08 – 08/31/08	4,000	65.00	80.60
07/01/08 – 12/31/08	12,000	85.00	117.00
07/01/08 – 10/31/08	24,000	90.00	120.00
07/01/08 – 12/31/08	12,000	57.50	76.00
07/01/08 – 10/31/08	12,000	65.70	90.00
07/01/08 – 12/31/08	12,000	57.50	75.50
11/01/08 – 06/30/09	24,000	62.00	81.75
11/01/08 – 12/31/08	8,000	87.75	120.00
01/01/09 – 03/31/09	21,000	86.50	120.00
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Information, we are party to various legal actions arising in the ordinary course of business and do not expect these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In 2008, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Second Quarter 2008	Shares Purchased	Paid per Share
May 2008	2,116	$10.14
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Stockholders meeting on Friday, May 23, 2008, in Austin, Texas at 9:00 a.m. local time.

(b)	Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors’ nominees as listed in the proxy statement and all of such nominees were duly elected.

(c)	Out of the total 46,129,710 shares of our common stock outstanding and entitled to vote, 42,743,876 shares were present in person or by proxy, representing approximately 93%. The only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:
1.	To elect seven directors to serve until the Annual Meeting of Stockholders in 2009.

		Number of shares	Number of shares
	Number of shares	voting against	withholding
	voting for election as	election as	authority to vote for
Nominee	director	director	election as director

Ben M. “Bud” Brigham	41,135,581	—	1,608,295
David T. Brigham	41,026,431	—	1,717,445
Harold D. Carter	29,486,341	—	13,257,535
Stephen C. Hurley	41,151,696	—	1,592,180
Stephen P. Reynolds	41,135,135	—	1,608,741
Hobart A. Smith	38,470,202	—	4,273,674
Scott W. Tinker, Ph.D.	41,147,696	—	1,596,180

2.	To approve the appointment of KPMG LLP for the year ending December 31, 2008.

For	42,236,584
Against	428,583
Abstained	78,708
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2008.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350