Form 10-Q
period 2008-09-30
BRIGHAM EXPLORATION CO
filed 2008-11-06
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of November 3, 2008	46,510,925

Brigham Exploration Company
Third Quarter 2008 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,663	$13,863
Restricted cash	2,562	—
Accounts receivable	28,436	14,609
Derivative assets	1,876	1,416
Other current assets	6,006	2,617

Total current assets	47,543	32,505

Oil and natural gas properties, using the full cost method including
Proved, net	506,507	448,663
Unproved	105,194	61,544

	611,701	510,207

Other property and equipment, net	968	1,034
Land	404	—
Deferred loan fees, net	3,278	3,687
Other noncurrent assets	4,367	995

Total assets	$668,261	$548,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,949	$12,301
Royalties payable	7,662	5,978
Accrued drilling costs	14,782	14,841
Participant advances received	1,591	2,095
Derivative liabilities	1,041	1,812
Other current liabilities	8,748	4,691

Total current liabilities	64,773	41,718

Senior Notes	158,670	158,492
Senior credit facility	72,900	10,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at September 30, 2008 and December 31, 2007	10,101	10,101
Deferred income taxes	54,827	41,625
Other taxes payable	332	2,162
Other noncurrent liabilities	5,475	5,303

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,818,667 and 45,304,139 shares issued and 45,678,105 and 45,197,303 shares outstanding at September 30, 2008 and December 31, 2007, respectively	458	453
Additional paid-in capital	211,824	207,526
Treasury stock, at cost; 140,562 and 106,836 shares at September 30, 2008 and December 31, 2007, respectively	(1,190)	(854)
Accumulated other comprehensive income (loss)	—	115
Retained earnings	90,091	71,787

Total stockholders’ equity	301,183	279,027

Total liabilities and stockholders’ equity	$668,261	$548,428

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Oil and natural gas sales	$31,731	$29,481	$101,112	$92,250
Gain (loss) on derivatives, net	15,435	1,648	(3,928)	420
Other revenue	25	17	104	73

	47,191	31,146	97,288	92,743

Costs and expenses:
Lease operating	3,092	2,564	8,626	8,458
Production taxes	1,383	951	4,107	1,573
General and administrative	2,502	2,514	7,691	6,973
Depletion of oil and natural gas properties	11,718	14,776	36,566	45,347
Impairment of oil and natural gas properties	—	—	—	6,505
Depreciation and amortization	159	147	464	468
Accretion of discount on asset retirement obligations	83	87	263	298

	18,937	21,039	57,717	69,622

Operating income	28,254	10,107	39,571	23,121

Other income (expense):
Interest income	49	271	163	536
Interest expense, net	(3,762)	(3,976)	(10,663)	(11,071)
Other income (expense)	16	105	419	1,007

	(3,697)	(3,600)	(10,081)	(9,528)

Income before income taxes	24,557	6,507	29,490	13,593

Income tax expense:
Current	—	—	—	—
Deferred	(9,297)	(2,324)	(11,186)	(5,227)

	(9,297)	(2,324)	(11,186)	(5,227)

Net income	$15,260	$4,183	$18,304	$8,366

Net income per share available to common stockholders:
Basic	$0.34	$0.09	$0.40	$0.19

Diluted	$0.33	$0.09	$0.40	$0.18

Weighted average shares outstanding:
Basic	45,481	45,123	45,358	45,085

Diluted	46,632	45,477	46,334	45,490

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2007	45,304	$453	$207,526	$(854)	$115	$71,787	$279,027
Comprehensive income:
Net income	—	—	—	—	—	18,304	18,304
Net (gains) losses included in net income	—	—	—	—	(177)	—	(177)
Tax benefit (provision) related to hedges	—	—	—	—	62	—	62

Comprehensive income							18,189
Exercises of employee stock options	386	4	2,046	—	—	—	2,050
Vesting of restricted stock	129	1	(1)	—	—	—	—
Stock based compensation	—	—	2,253	—	—	—	2,253
Repurchases of common stock	—	—	—	(336)	—	—	(336)

Balance, September 30, 2008	45,819	$458	$211,824	$(1,190)	$—	$90,091	$301,183

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$18,304	$8,366
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	36,566	45,347
Impairment of oil and natural gas properties	—	6,505
Depreciation and amortization	464	468
Stock based compensation	1,223	1,455
Amortization of deferred loan fees and debt issuance costs	810	713
Market value adjustment for derivative instruments	(1,645)	2,985
Accretion of discount on asset retirement obligations	263	298
Deferred income taxes	11,186	5,227
Other noncash items	4	(4)
Changes in operating assets and liabilities:
Accounts receivable	(13,827)	361
Other current assets	(3,163)	77
Accounts payable	18,648	(2,807)
Royalties payable	1,684	1,688
Participant advances received	(504)	(3,320)
Other current liabilities	4,057	5,593
Other noncurrent assets	(330)	514
Other noncurrent liabilities	(102)	(114)

Net cash provided by operating activities	73,638	73,352

Cash flows from investing activities:
Additions to oil and natural gas properties	(136,822)	(108,453)
Additions to restricted cash	(2,562)	—
Proceeds from the sale of oil and natural gas properties	—	35,435
Additions to other property and equipment	(402)	(600)
Additions to land	(404)	—
Decrease (increase) in drilling advances paid	(3,061)	(1,545)

Net cash used by investing activities	(143,251)	(75,163)

Cash flows from financing activities:
Proceeds from senior notes offering	—	34,825
Increase in senior credit facility	62,900	46,400
Repayment of senior credit facility	—	(72,300)
Deferred loan fees paid and equity costs	(223)	(974)
Proceeds from exercise of employee stock options	2,072	230
Repurchases of common stock	(336)	(174)

Net cash provided by financing activities	64,413	8,007

Net increase (decrease) in cash and cash equivalents	(5,200)	6,196
Cash and cash equivalents, beginning of year	13,863	4,300

Cash and cash equivalents, end of period	$8,663	$10,496

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham’s exploration and development of oil and natural gas properties is currently focused in the Rocky Mountains, the onshore Gulf Coast, the Anadarko Basin, and West Texas.
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
See Note 8 for a discussion of the accounting policy pertaining to the adoption of Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.
3. Restricted Cash
Restricted cash at September 30, 2008 includes deposits in an interest bearing escrow account under the terms of a turnkey drilling contract executed during the third quarter of 2008
4. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of September 30, 2008, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding — basic	45,481	45,123	45,358	45,085
Plus: Potential common shares
Stock options and restricted stock	1,151	354	976	405

Weighted average common shares outstanding — diluted	46,632	45,477	46,334	45,490

Stock options excluded from diluted EPS due to the anti-dilutive effect	64	2,595	341	2,525

6. Income Taxes
The income tax expense (benefit) for the nine months ended September 30, 2008 and 2007 consists of the following (in thousands):

	September 30,	September 30,
	2008	2007
Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	10,269	4,926
State	917	301

	$11,186	$5,227

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
The following table sets forth the reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits at December 31, 2007	$2,162
Increases (decreases) resulting from tax positions taken in the current period	(1,830)
Decreases relating to settlements with taxing authorities	—
Reductions resulting from the lapse of applicable statutes of limitations	—

Unrecognized tax benefits at September 30, 2008	$332

The decrease was the result of approval by the Internal Revenue Service in August 2008, of a change in method for recording geological and geophysical costs for tax purposes. None of the above unrecognized benefits would affect Brigham’s effective tax rate. Brigham classifies interest on uncertain tax positions as interest expense. Penalties are included in general administrative expense on the consolidated statement of operations. There are no interest and penalties recognized in the consolidated statement of operations or in the consolidated balance sheet because of the existence of Brigham’s net operating loss carryovers.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2007, 2006, and 2005.
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
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Natural Gas
Average price per Mcf realized excluding gas hedging results	$10.08	$6.71	$10.23	$7.23
Average price per Mcf including gas hedging settlement results	$9.44	$7.31	$9.83	$7.56
Increase (decrease) in revenue, in thousands	$(1,104)	$1,996	$(2,336)	$3,313
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$16.72	$7.31	$9.95	$7.34
Increase (decrease) in revenue, in thousands	$11,430	$1,967	$(1,611)	$1,121
Oil
Average price per Bbl realized excluding oil hedging results	$112.60	$73.65	$110.54	$66.95
Average price per Bbl including oil hedging settlement results	$104.38	$73.43	$101.85	$67.26
Increase (decrease) in revenue, in thousands	$(1,050)	$(21)	$(3,237)	$92
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$143.96	$70.35	$104.32	$64.60
Increase (decrease) in revenue, in thousands	$4,005	$(319)	$(2,317)	$(701)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at September 30, 2008, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/08 – 10/31/08	50,000		$7.25	$10.40
10/01/08 – 12/31/08	240,000		$9.75	$11.50
04/01/09 – 09/30/09	120,000		$7.25	$9.80
10/01/08 – 03/31/09	180,000		$8.00	$10.20
10/01/08 – 03/31/09	300,000		$8.00	$11.20
10/01/08 – 03/31/09	300,000		$7.75	$9.82
01/01/09 – 03/31/09	220,000		$10.25	$12.25
04/01/09 – 09/30/09	420,000		$8.00	$10.70
04/01/09 – 09/30/09	300,000		$7.00	$9.73
Oil Costless Collars
10/01/08 – 10/31/08		3,000	$65.70	$90.00
10/01/08 – 12/31/08		6,000	$57.50	$75.50
10/01/08 – 12/31/08		6,000	$85.00	$117.00
10/01/08 – 12/31/08		6,000	$57.50	$76.00
10/01/08 – 10/31/08		6,000	$90.00	$120.00
11/01/08 – 12/31/08		8,000	$87.75	$120.00
11/01/08 – 06/30/09		24,000	$62.00	$81.75
01/01/09 – 03/31/09		21,000	$86.50	$120.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
10/01/08 – 03/31/09	300,000	$8.00	$10.35	$5.50
The following table reflects commodity derivative contracts entered subsequent to September 30, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Collars
10/01/09 – 03/31/10	420,000	$8.00	$10.00	$5.50
8. Fair Values
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

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2007	(Level 1)	(Level 2)	(Level 3)
Current derivative liabilities	$(1,812)	$—	$(1,041)	$—
Other non-current liabilities	(256)	—	—	—
Current derivative assets	1,416	—	1,876	—
Other non-current assets	25	—	6	—

	$(627)	$—	$841	$—

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Oil and Gas Properties
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
The risk that Brigham will experience a ceiling test writedown increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on oil and natural gas prices in effect at the end of the second quarter 2007, the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit and Brigham was required to record a writedown of its oil and gas properties in the amount of $4.1 million, net of tax.
Based on oil and natural gas prices in effect at the end of the third quarter 2007, the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $13.5 million, net of tax. However, subsequent to the end of the quarter, oil and natural gas prices increased and, utilizing these prices, Brigham’s net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, Brigham was not required to writedown the net capitalized costs of its oil and gas properties.
Based on oil and gas prices in effect on September 30, 2008 ($7.12 per MMBtu for Henry Hub natural gas and $100.64 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at September 30, 2008.
During the third quarter 2007, Brigham sold its Anadarko Basin Granite Wash oil and gas properties for net proceeds of $35.4 million with an effective date of September 1, 2007.
10. Senior Notes
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At September 30, 2008, Brigham was in compliance with all covenants under the indenture.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Asset Retirement Obligations
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Beginning asset retirement obligations	$5,047	$5,002
Liabilities incurred for new wells placed on production	267	325
Liabilities settled	(102)	(41)
Revisions to estimates due to sale of oil and gas properties	—	(615)
Accretion of discount on asset retirement obligations	263	298

	$5,475	$4,969

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
The estimated fair value of the options granted during the nine months ended September 30, 2008 and 2007 were calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2008 and 2007:

	2008	2007
Risk-free interest rate	3.0%	4.6%
Expected life (in years)	5.0	5.0
Expected volatility	47%	49%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$4.70	$2.97

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the nine months ended September 30, 2008 and 2007.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pre-tax stock based compensation expense	$746	$1,100	$2,253	$2,628
Capitalized stock based compensation	(341)	(481)	(1,030)	(1,171)
Tax benefit	(142)	(217)	(428)	(510)

Stock based compensation expense, net	$263	$402	$795	$947

Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At September 30, 2008, approximately 611,563 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes option activity under the incentive plans for the nine months ended September 30:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,046,166	$7.14	3,243,566	$7.08
Granted	18,000	$10.56	35,000	$6.18
Forfeited or cancelled	(64,800)	$7.83	(145,300)	$8.06
Exercised	(385,715)	$5.36	(57,000)	$4.05

Options outstanding at the end of the quarter	2,613,651	$7.41	3,076,266	$7.08

Options exercisable at the end of the quarter	1,685,951	$7.04	1,645,366	$6.34

The weighted-average grant-date fair value of share options granted during the nine months ended September 30, 2008 and 2007 was $4.70 and $2.97, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2.4 million and $122,313, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	September 30,	Remaining	Average	September 30,	Remaining	Average
Exercise Price	2008	Contractual Life	Exercise Price	2008	Contractual Life	Exercise Price
$3.05 to $3.41	44,000	1.0 years	$3.40	44,000	1.0 years	$3.40
3.66 to 5.08	339,200	1.0 years	$4.29	339,200	1.0 years	$4.29
6.10 to 6.73	1,134,576	3.1 years	$6.49	683,376	2.6 years	$6.59
7.22 to 8.84	736,875	3.6 years	$8.45	473,375	3.1 years	$8.65
8.93 to 12.31	359,000	4.1 years	$11.64	146,000	4.0 years	$11.48

$3.05 to $12.31	2,613,651	3.1 years	$7.41	1,685,951	2.5 years	$7.04

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $9.7 million and $6.8 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of September 30, 2008 there was approximately $2.7 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.7 years.
Restricted Stock
During the nine months ended September 30, 2008 and 2007, Brigham issued 109,000 and 379,550, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of September 30, 2008, there was approximately $3.2 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.7 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	653,623	$7.16	391,367	$8.60
Shares granted	109,000	$8.40	379,550	$5.78
Lapse of restrictions	(128,813)	$5.98	(78,131)	$6.46
Forfeitures	(29,940)	$6.58	(27,053)	$8.35

Shares outstanding at the end of the quarter	603,870	$7.67	665,733	$7.25

12. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$15,260	$4,183	$18,304	$8,366
Net (gains) losses included in net income	—	(68)	(177)	(1,231)
Tax benefits (provisions) related to cash flow hedges	—	24	62	431

Other Comprehensive Income, net	$15,260	$4,139	$18,189	$7,566

13. New Accounting Pronouncements
On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on the Brigham’s financial statements.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2007 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month and nine month periods ended September 30, 2008 and September 30, 2007. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2007 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
General Overview
We are an independent exploration, development and production company that utilizes advanced 3-D seismic imaging and drilling and completion technologies to systematically explore for and develop domestic onshore oil and natural gas reserves. We focus our exploration and development activities in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to cost effectively grow reserves and production volumes. Our exploration and development activities are currently concentrated in four provinces: the Rocky Mountains, the onshore Gulf Coast, the Anadarko Basin and West Texas.
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
Overview of Third Quarter and First Nine Months 2008 Financial Results
During the third quarter 2008, Henry Hub natural gas futures prices were highly volatile and front month prices ranged from a high of $13.58 per Mcfe to a low of $7.22 per Mcfe. In particular, prices rapidly decreased after July 4th due to production increases seen in the onshore U.S. and concerns about the long-term pricing of natural gas given the numerous shale resource plays under development. Pricing conditions are likely to remain highly volatile as natural gas storage levels will likely approach last year’s pre-heating season level. Pricing during the fourth quarter 2008 and first quarter 2009 is expected to be highly dependent on weather conditions experienced during the upcoming winter. In particular, volatility can be expected each Thursday with the Energy Information Administration’s (EIA) weekly update on natural gas storage levels. Excluding realized and unrealized derivative hedging results, the average sales price that we received for natural gas in the third quarter and first nine months of 2008 was $10.08 and $10.23 per Mcfe, respectively, which represents a 50% increase from the third quarter 2007 and a 41% increase from the first nine months 2007.

Crude oil futures prices were also highly volatile during the quarter. Front month Cushing, Oklahoma futures prices ranged from a high of $145.29 to a low of $91.15 per barrel. In particular, prices rapidly decreased after July 14th on concerns of demand destruction associated with high oil prices experienced during the first half of 2008, as well as concerns associated with the turmoil in the global credit markets and the potential impact on the U.S. and global economies. Excluding realized and unrealized derivative hedging results, the average sales price that we received for crude oil in the third quarter and first nine months of 2008 was $112.60 and $110.54 per barrel, respectively, which represents a 53% increase from the third quarter 2007 and a 65% increase from the first nine months 2007.
Daily production volumes for the third quarter 2008 averaged 27.6 MMcfe, down 36% from the third quarter 2007. Daily production for the first nine months 2008 averaged 30.0 MMcfe per day, which represents a 31% decrease from the first nine months 2007. These decreases were attributable to the impact of hurricanes Gustav and Ike, which caused delays in hooking up our new Southern Louisiana wells to sales, as well as shut in production along the Texas Gulf Coast and South Texas. Production also decreased due to the natural declines experienced in our Southern Louisiana and South Texas producing areas. These decreases were partially offset by increasing production in the Williston Basin where we are spending the majority of our capital to fund horizontal drilling targeting the Bakken and Three Forks formations.
Third quarter operating income increased 180% to $28.3 million from last year’s third quarter. The primary drivers behind the increase in our operating income were higher unrealized hedging gains and commodity price increases. Operating income also increased because of lower depletion expense. These factors were partially offset by lower production volumes, lower realized hedging settlements and increases in both our lease operating expense and production taxes. First nine months 2008 operating income increased 71% to $39.6 million from the comparable period last year. The drivers behind the increase in operating income were largely consistent with that experienced during the third quarter 2008; however, operating income in the first nine months of 2008 did benefit from the lack of a full cost ceiling test impairment, as we recorded a $6.5 million ($4.1 million after-tax) non-cash expense impairment charge in the second quarter 2007.
For the quarter ended September 30, 2008, we spent $49.4 million on oil and gas capital expenditures, which represents an 87% increase from the third quarter 2007 and a 15% increase from the second quarter 2008.
As of September 30, 2008, we had $8.7 million in cash and $668.3 million in total assets. Our net debt to book capitalization ratio was 45%, which is calculated as debt plus preferred stock divided by book equity plus debt plus preferred stock.
Overview of Third Quarter 2008 Operational Results
Rocky Mountain Province
Williston Basin
In July, we announced the successful completion of our first well in the North Stanley area of Mountrail County, North Dakota, the Johnson 33 #1H, at an early peak flowing rate of 618 barrels of oil equivalent per day. Prior to July 11th, the Johnson 33 #1H flowed oil intermittently as production was apparently hampered by numerous sand plugs in the well bore. Subsequent to a portion of the lateral being cleaned out, the well flowed at an early peak rate of approximately 568 barrels of oil and 300 Mcf of natural gas per day and over a three day period the well flowed at an average rate of approximately 515 barrels of oil and 267 Mcf of natural gas per day.
In late July, we announced the successful completion of the Carkuff 22 #1H, which flowed approximately 1,110 barrels of oil and an estimated 400 to 500 Mcf of natural gas up 7.5 inch casing over 24 hours. The Carkuff 22 #1H was completed with approximately 12 fracture stimulation stages across the horizontal well bore. The increased number of fracture stimulation stages relative to our wells drilled in late 2007 and early 2008, which were completed with approximately 7 stages, appears to be generating improved operational results.
In October, we announced the successful completion of our first Three Forks test, the Adix 25 #1H. The Adix 25 #1H flowed at an initial 24 hour rate of approximately 765 barrels of oil and 760 Mcf of natural gas per day up 7 inch casing. The Adix represents our fifth consecutive completion in the Ross Area. The four prior completions were in the Bakken formation, the most recent of which was the Carkuff 22 #1H.
We are currently operating two drilling rigs in North Dakota, both of which are currently operating west of the Nesson Anticline. We are currently drilling the Olson 10-15 #1H in Williams County, North Dakota and the Figaro 29-32 #1H in McKenzie County, North Dakota. We plan to drill these wells across two sections with horizontal well bore lengths of 8,000 to 9,000 feet. We anticipate completing each of these wells with approximately 20 fracture stimulation stages.

Onshore Gulf Coast
Southern Louisiana Trend
In December 2007, we entered into a joint venture with Clayton Williams Energy, Inc. to operate the drilling of six prospects over 18 months. Five of these prospects are planned for 2008 and target 3-D delineated, primarily amplitude related prospects at depths of 9,000 to 10,500 feet in Plaquemines and Saint Bernard Parishes.
In July, we announced our first joint venture well, Main Pass SL 18826 #1, encountered approximately 100 feet of apparent Miocene pay in four intervals at depths of between 7,140 and 7,680 feet. All intervals were commingled and production tested at a rate of approximately 15.4 MMcf of natural gas per day. Due to delays caused by hurricanes Gustav and Ike, we now anticipate production to sales in November.
Our second joint venture well, the Chandeleur Sound SL 19312 #1, was recently logged and encountered approximately 24 feet of apparent pay. The Chandeleur Sound SL 19312 #1 was flow tested in July at a rate of approximately 2.7 MMcf of natural gas per day. Due to the aforementioned delays, we now anticipate production to sales in January 2009.
Our third joint venture well, the Breton Sound SL 19054 #1, was logged in July and encountered approximately 60 feet of apparent pay. Approximately 15 feet of the pay has apparent porosities greater than 20%, while 45 feet of apparent pay has porosities ranging from 18 to 20%. In September, we announced the Breton Sound SL 19054 #1 was production tested at an initial rate of approximately 6 MMcf of natural gas per day. Due to pipeline permitting delays, we now anticipate production to sales in February 2009.
Our fourth joint venture well, the Romere Pass BLM 013045 #1, was plugged and abandoned as the target sands were wet.
In September, we successfully drilled and completed the Cotten Land #5, which is a joint venture well with Penn Virginia Corporation. The Cotten Land #5 is a twin to our high production rate Cotten Land #3 discovery and targeted the upper 50 feet of apparent pay which remains behind pipe in the Cotten Land #3. The Cotten Land #5 was brought on line in October at an initial production rate of approximately 17.2 MMcfe per day.
Third Quarter and First Nine Months 2008 Results
Comparison of the three month and nine month periods ended September 30, 2008 and 2007.
Production volumes

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Oil (MBbls)	128	32%	97	373	25%	298
Natural gas (MMcf)	1,722	(48%)	3,327	5,861	(41%)	9,997
Total (MMcfe)(1)	2,488	(36%)	3,909	8,097	(31%)	11,784
Average daily production ( MMcfe/d)(2)	27.6	(36%)	43.4	30.0	(31%)	43.6

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production calculated using 30 days per calendar month.
Natural gas represented 69% of our third quarter 2008 production volumes and 72% of our first nine months 2008 volumes, compared to 85% in the third quarter of last year and 85% in the first nine months of last year.

Revenue, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average price including derivative settlements and unrealized gains (losses).

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Oil revenue:
Oil revenue	$14,381	101%	$7,145	$41,178	106%	$19,953
Oil derivative settlement gains (losses)	(1,050)	4900%	(21)	(3,237)	NM	92

Oil revenue including oil derivative settlements	$13,331	87%	$7,124	$37,941	89%	$20,045
Oil derivative unrealized gains (losses)	5,055	NM	(299)	920	NM	(793)

Oil revenue including derivative settlements and unrealized gains (losses)	$18,386	169%	$6,825	$38,861	102%	$19,252
Natural gas revenue:
Natural gas revenue	$17,350	(22%)	$22,336	$59,934	(17%)	$72,297
Natural gas derivative settlement gains (losses)	(1,104)	NM	1,996	(2,336)	NM	3,313

Natural gas revenue including derivative settlements	$16,246	(33%)	$24,332	$57,598	(24%)	$75,610
Natural gas derivative unrealized gains (losses)	12,534	NM	(28)	725	NM	(2,192)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$28,780	18%	$24,304	$58,323	(21%)	$73,418
Oil and natural gas revenue:
Oil and natural gas revenue	$31,731	8%	$29,481	$101,112	10%	$92,250
Oil and natural gas derivative settlement gains (losses)	(2,154)	NM	1,975	(5,573)	NM	3,405

Oil and natural gas revenue including derivative settlement gains (losses)	29,577	(6%)	31,456	95,539	0%	95,655
Oil and natural gas derivative unrealized gains (losses)	17,589	NM	(327)	1,645	NM	(2,985)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	47,166	52%	31,129	97,184	5%	92,670
Other revenue	25	47%	17	104	42%	73

Total revenue	$47,191	52%	$31,146	$97,288	5%	$92,743

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Average oil prices:
Oil price (per Bbl)	$112.60	53%	$73.65	$110.54	65%	$66.95
Oil price including derivative settlement gains (losses) (per Bbl)	104.38	42%	73.43	101.85	51%	67.26
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	143.96	105%	70.35	104.32	61%	64.60
Average natural gas prices:
Natural gas price (per Mcf)	$10.08	50%	$6.71	$10.23	41%	$7.23
Natural gas price including derivative settlement gains (losses) (per Mcf)	9.44	29%	7.31	9.83	30%	7.56
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$16.72	129%	$7.31	$9.95	36%	$7.34
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$12.75	69%	$7.54	$12.49	60%	$7.83
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	11.89	48%	8.05	11.80	45%	8.12
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$18.96	138%	$7.96	$12.00	53%	$7.86

	For the three	For the nine
	month periods	month periods
	ended September 30,	ended September 30,
	2008 and 2007	2008 and 2007

Change in revenue from the sale of oil
Volume variance impact	$2,261	$4,987
Price variance impact	4,975	16,238
Cash settlement of hedging contracts	(1,029)	(3,329)
Unrealized hedge gain or loss	5,354	1,713

Total change	$11,561	$19,609

Change in revenue from the sale of natural gas
Volume variance impact	$(10,784)	$(29,923)
Price variance impact	5,798	17,560
Cash settlement of hedging contracts	(3,100)	(5,649)
Unrealized hedge gain or loss	12,562	2,917

Total change	$4,476	$(15,095)

Change in revenue from the sale of oil and natural gas
Volume variance impact	$(8,523)	$(24,936)
Price variance impact	10,773	33,798
Cash settlement of hedging contracts	(4,129)	(8,978)
Unrealized hedge gain or loss	17,916	4,630

Total change	$16,037	$4,514

Third quarter 2008 oil and natural gas revenues, including derivative cash settlements and unrealized gains (losses), increased $16.0 million, or 52%, when compared to the third quarter 2007. The change in revenues was attributable to the following:
•	a 48% decrease in natural gas production, partially offset by an 32% increase in oil production resulted in an overall $8.5 million decrease in oil and natural gas revenues;

•	a 50% increase in the sales price of natural gas and a 53% increase in the sales price of oil resulted in a $10.8 million increase in oil and natural gas revenues;

•	a $2.1 million derivative settlement loss in the third quarter 2008 versus a $2.0 million derivative settlement gain in third quarter 2007 decreased revenues by $4.1 million; and

•	a $17.6 million unrealized derivative gain in third quarter 2008 versus a $0.3 million unrealized derivative loss in third quarter 2007 increased revenues by $17.9 million.
First nine months 2008 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses), increased $4.5 million, or 5%, compared to the first nine months 2007. The change in revenues was attributable to the following:
•	a 41% decrease in natural gas production partially offset by a 25% increase in oil production resulted in a $24.9 million decrease in oil and natural gas revenues;

•	a 41% increase in the sales price of natural gas and a 65% increase in the sales price of oil resulted in a $33.8 million increase in oil and natural gas revenues;

•	a $5.6 million derivative settlement loss in the first nine months 2008 versus a $3.4 million derivative settlement gain in third quarter 2007 decreased revenues by $9.0 million; and

•	a $1.6 million unrealized derivative gain in first nine months 2008 versus a $3.0 million unrealized derivative loss in the first nine months 2007 increased revenues by $4.6 million.
Hedging. We utilize collars and three way costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.

The following table details derivative contracts that settled during the third quarter and nine months ended 2008 and 2007 and includes the type of derivative contract, the volume hedged, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Oil collars
Volumes (Bbls)	49,000	(16%)	58,500	141,500	(32%)	207,500
Average floor price ($ per Bbl)	$74.92	34%	$56.00	$68.42	22%	$56.01
Average ceiling price ($ per Bbl)	$100.07	22%	$82.00	$92.37	14%	$80.86
Gain (loss) upon settlement ($ in thousands)	$(1,050)	4900%	$(21)	$(3,237)	NM	$92

Total oil
Gain (loss) upon settlement ($ in thousands)	$(1,050)	4900%	$(21)	$(3,237)	NM	$92

Natural gas collars
Volumes (MMbtu)	1,130,000	(46%)	2,090,000	4,020,000	(32%)	5,885,000
Average floor price ($ per MMbtu)	$7.42	5%	$7.10	$7.494	3%	$7.25
Average ceiling price ($ per MMbtu)	$9.95	(9%)	$10.89	$10.751	(14%)	$12.44
Gain (loss) upon settlement ($ in thousands)	$(1,104)	NM	$1,996	$(2,336)	NM	$3,313

Total gas
Gain (loss) upon settlement ($ in thousands)	$(1,104)	NM	$1,996	$(2,336)	NM	$3,313
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

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended September 30,			Three months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Production costs:
Operating & maintenance	$1.07	123%	$0.48	$2,684	45%	$1,847
Expensed workovers	0.04	(43%)	0.07	92	(68%)	292
Ad valorem taxes	0.13	18%	0.11	316	(26%)	425

Lease operating expenses	$1.24	88%	$0.66	$3,092	21%	$2,564

Production taxes	0.56	133%	0.24	1,383	45%	951

Production costs	$1.80	100%	$0.90	$4,475	27%	$3,515

Third quarter 2008 per unit of production costs increased when compared to the third quarter 2007 because of the following:
•	Per unit operating and maintenance (O&M) expense increased by $0.59 per Mcfe, or 123%, from the corresponding period last year because of the impact from our lower production volumes, as well as increased salt water disposal expense, compressor and equipment rental expense and fuel costs;

•	Production tax expense increased $0.32 per Mcfe, or 133%, from the third quarter 2007. The increase was attributable to a $0.3 million decrease in production tax abatements in the third quarter 2008 versus the third quarter 2007 and the migration of our production mix towards a higher production tax environment in North Dakota.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Nine months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007

Production costs:
Operating & maintenance	$0.82	46%	$0.56	$6,542	(1%)	$6,585
Expensed workovers	0.16	220%	0.05	1,316	114%	616
Ad valorem taxes	0.09	(18%)	0.11	768	(39%)	1,257

Lease operating expenses	$1.07	49%	$0.72	$8,626	2%	$8,458

Production taxes	0.51	292%	0.13	4,107	161%	1,573

Production costs	$1.58	86%	$0.85	$12,733	27%	$10,031
First nine months 2008 per unit of production costs increased when compared to the first nine months of last year because of the following:
•	Per unit O&M expense increased by $0.26 per Mcfe, or 46%, because of lower production volumes in the first nine months 2008 versus the first nine months 2007;

•	Workover expense increased $0.11 per Mcfe, or 220% because of an increase in the number and cost of our workovers; and

•	Production taxes increased $0.38 per Mcfe, or 292%, due to a $2.6 million decrease in production tax abatements in the first nine months of 2008 versus the first nine months of 2007, as well as the aforementioned production mix migration towards a higher production tax environment in North Dakota.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands, except per unit measurements)

General and administrative costs	$4,650	0%	$4,636	$14,403	9%	$13,163
Capitalized general and administrative costs	(2,148)	1%	(2,122)	(6,712)	8%	(6,190)

General and administrative expenses	$2,502	0%	$2,514	$7,691	10%	$6,973

General and administrative expense ($ per Mcfe)	$1.01	58%	$0.64	$0.95	61%	$0.59
Our general and administrative (G&A) costs for the third quarter 2008 were in line with the third quarter of last year. Lower production volumes resulted in a 58% increase in per Mcfe expenses.
G&A costs for the first nine months 2008 were 9% higher than the first nine months of last year. G&A costs increased because of higher payroll expenses associated with new hires and retention costs and higher audit and tax fees. Decreased production was the primary factor resulting in our G&A expenses increasing on a per unit basis by 61% to $0.95 per Mcfe.

Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$11,718	(21%)	$14,776	$36,566	(19%)	$45,347
Depletion of oil and natural gas properties ($ per Mcfe)	$4.71	25%	$3.78	$4.52	17%	$3.85
Our depletion expense for the third quarter 2008 was $3.1 million lower than that in the third quarter 2007. Reduced production volumes decreased depletion expense by $5.4 million, while a higher depletion rate increased depletion expense by $2.3 million. Our depletion expense for the first nine months 2008 was $8.8 million lower than that in the comparable period in 2007. Reduced production volumes decreased depletion expense by $14.2 million, while a higher depletion rate increased depletion expense by $5.4 million.
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
The risk that we will experience a ceiling test write-down increases when oil and gas prices are depressed or if we have substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect on September 30, 2008 ($7.12 per MMBtu for Henry Hub gas and $100.64 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties did not exceed the ceiling limit and we therefore did not record an impairment to our oil and gas properties.
During the first nine months of 2007, we recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties. The unamortized costs of our oil and gas properties based on the oil and gas prices in effect at the end of June 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials) exceeded the ceiling limit causing the impairment change in the second quarter 2007.
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

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands)

Interest on Senior Notes	$3,851	10%	$3,490	$11,551	12%	$10,273
Interest on senior credit facility	612	(25%)	811	1,112	(48%)	2,159
Commitment fees	64	12%	57	198	26%	157
Dividend on mandatorily redeemable preferred stock	153	0%	153	455	0%	453
Amortization of deferred loan and debt issuance costs	261	7%	243	759	11%	686
Other general interest expense	0	(100%)	1	0	(100%)	2
Capitalized interest expense	(1,179)	51%	(779)	(3,412)	28%	(2,659)

Net interest expense	$3,762	(5%)	$3,976	$10,663	(4%)	$11,071

Weighted average debt outstanding	$231,399	18%	$196,663	$206,676	7%	$193,275
Average interest rate on outstanding indebtedness (a)	8.0%	(12%)	9.1%	8.6%	(4%)	9.0%

(a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Third quarter 2008 net interest expense was $0.2 million lower than the corresponding period last year primarily due to a 51% increase in our capitalized interest expense, which reduced net interest expense by $0.4 million. First nine months 2008 interest expense was $0.4 million lower than the comparable period in 2007 because of a 28% increase in our capitalized interest expense.
We made $0.6 million in cash payments for interest during the third quarter 2008. For the first nine months of 2008, we made $8.9 million in aggregate cash payments for interest.
Other income (expense).
Other income (expense) included:

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(In thousands)
Other income (expense):
Non-cash gain (loss)	—	NM	—	—	(100%)	40
Cash income (expense)	16	(85%)	105	419	(57%)	967

Total other income	$16	(85%)	$105	$419	(58%)	$1,007

Nine months ended 2007 cash income includes $0.4 million related to the receipt of a bankruptcy claim that had previously been written down and $0.l million related to the sale of a production barge.
Income taxes. We recorded deferred federal income tax expense of $10.3 million in the nine months ended September 30, 2008, compared to deferred federal income tax expense of $4.9 million in the nine months ended September 30, 2007. We also recorded deferred state income tax expense of $0.9 million in the nine months ended September 30, 2008, compared to deferred state income tax expense of $0.3 million in the nine months ended September 30, 2007. The increases in the deferred federal and state income tax expenses were primarily due to higher income before income taxes for the nine months ended September 30, 2008. For the first nine months of 2008, our effective tax rate was 37.9%, which was higher than the statutory rate of 35% primarily due to state income taxes and non-deductibility of preferred stock dividends and certain portions of our non-cash stock compensation expense for federal income tax purposes.

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
As a result of the acceleration of our drilling in the Williston Basin from one operated rig to two operated rigs in September 2008 and increased levels of acreage acquisitions in the area, exploration and development capital expenditures in the Williston Basin are expected to increase to $109 million in 2008 relative to the originally budgeted $48 million. Our overall capital expenditure budget is expected to increase to $189 million from the originally budgeted $134 million. The table below summarizes our 2008 oil and gas capital expenditure budget, the amount spent through September 30, 2008 and the amount of our 2008 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2008	Spent Through	Amount
	Budget	September 30, 2008	Remaining (a)
	(In millions)
Drilling	$140,633	$99,433	$41,200
Net land and seismic	34,191	28,230	5,961
Capitalized costs (b)	13,636	10,128	3,508
Asset retirement obligation	491	267	224

Total oil and gas capital expenditures (c)	$188,951	$138,058	$50,893

(a)	Calculated based on the revised 2008 capital expenditure budget announced in July 2008 less amount spent through September 30, 2008.

(b)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(c)	Excludes other property capital expenditures.
Determination of Capital Expenditure Budget
The capital that funds our drilling activities is allocated to individual prospects based on the value potential of a prospect, as measured by a risked net present value analysis. We start each year with a budget and reevaluate this budget monthly. Furthermore, as we move through the year, we continue to add drilling prospects to our inventory. The outcome of our monthly analysis results in a reprioritization of our drilling schedule to ensure that we are optimizing our capital expenditure plan.
This value creation measure and the final determination with respect to our 2008 budgeted expenditures will depend on a number of factors, including:
•	changes in commodity prices;

•	variances in forecasted production and the resulting production of our newly drilled wells;

•	variances in our production levels from our existing oil and gas properties;

•	variances in a prospect’s risked reserve size;

•	variances in drilling and completion costs, service costs and the availability of drilling equipment;

•	variances in the availability and timing of drilling and completion services;

•	economic and industry conditions at the time of drilling;

•	the availability of more economically attractive prospects; and

•	the ability to access external sources of capital.
There can be no assurance that the budgeted wells will, if drilled, encounter commercial quantities of natural gas or oil.
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2008, we anticipate funding our capital expenditure program and contractual commitments with cash flows from operations, borrowings under our senior credit agreement, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources. Continued turmoil in the both the credit and equity markets as well as uncertainty regarding the timing of a recovery will make it more difficult for us to secure external sources of capital, which would enable us to outspend our cash flow during the remainder of 2008 and into 2009. If available, costs for such funding sources may increase.
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
Additionally, the indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of September 30, 2008.
Senior Credit Agreement
Our senior credit agreement provides for revolving credit borrowings up to $200 million and matures June 2010. In May 2008, in conjunction with our regularly scheduled semi-annual redetermination, the borrowing base was reset to $135 million. In November, our banking group agreed to and provided commitments for an increase in our borrowing base from $135 million to $145 million. We are currently in the documentation stage of closing on the increase.
As of September 30, 2008, we had $72.9 million outstanding under our senior credit facility and we issued $6.9 million in letters of credit related to pipe purchases, which expire December 31, 2008. Without taking into account the letters of credit, we had $62.1 million of unused committed borrowing capacity available under our senior credit agreement at the end of September. We strive to manage the amounts we borrow under our senior credit agreement in order to maintain excess borrowing capacity.

Since the borrowing base for our senior credit agreement is redetermined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement can fluctuate. While we do not expect the amount that we have borrowed under our senior credit agreement to exceed the borrowing base, in the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to carry out our planned spending for exploration and development activities. The next semi-annual borrowing base redetermination is anticipated to occur in May 2009.
Borrowings under our senior credit agreement bear interest, at our election, at a base rate or a Eurodollar rate, plus an applicable margin. The applicable margin table below was increased by 0.25% for each of the percent utilization categories below as a part of our increase in the borrowing base from $135 million to $145 million. These margins are reset quarterly based on the percent of the borrowing base utilized. The margins are shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
<50%	1.500%	0.000%
50% and < 75%	1.750%	0.250%
75% and < 90%	2.000%	0.500%
90%	2.250%	0.750%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the highest of: (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Eurodollar Rate with respect to Interest Periods of one month plus 1.50% and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The commitment fee that we pay was increased by 0.05% for less than 50% utilization and by 0.125% for the remaining utilization categories as a part of our increase in the borrowing base from $135 million to $145 million. The margins and commitment fees that we pay are as follows:

Percent of
Borrowing Base	Quarterly
Utilized	Commitment Fee
<50%	0.300%
50% and < 75%	0.375%
75% and < 90%	0.500%
90%	0.500%
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at September 30, 2008 and interest coverage ratio for the twelve-month period ended September 30, 2008 were 1.6 to 1 and 7.1 to 1, respectively. As of September 30, 2008, we were in compliance with all covenant requirements in connection with our senior credit agreement.
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

Mandatorily Redeemable Preferred Stock
As of September 30, 2008, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.
Access to Capital Markets
We currently have two effective universal shelf registration statements covering the sale, from time to time, of our common stock, preferred stock, depositary shares, warrants and debt securities, or a combination of any of these securities. One of our universal shelf registration statements has not been utilized to date and has $300 million available. Our other shelf registration statement has $73.4 million remaining available and expires on December 1, 2008.
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
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Nine months ended September 30,
	2008	% Change	2007
	(In thousands)

Net income	$18,304	119%	$8,366
Non-cash items	48,871	(22%)	62,994
Changes in working capital and other items	6,463	224%	1,992

Cash flows provided by operating activities	$73,638	0%	$73,352
Cash flows used by investing activities	(143,251)	91%	(75,163)
Cash flows provided by financing activities	64,413	704%	8,007

Net increase in cash and cash equivalents	$(5,200)	NM	$6,196

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
For the first nine months of 2008, cash flow provided by operating activities was in line with the comparable period last year. Our net income for the first nine months 2008 was higher than the comparable period last year primarily because of higher realized prices and higher unrealized hedging gains. These items were partially offset by a decrease in our production volumes. Our non-cash items decreased due to the $6.5 million impairment charge taken in 2007 and an $8.8 million decrease in depletion expense in 2008. These decreases were slightly offset by a $6.0 million increase in deferred income taxes. Changes in working capital were higher in 2008 as we experienced a $21.4 million increase in accounts payable from the third quarter 2007 to the third quarter 2008, while accounts receivable and other current assets only increased $14.2 million and $3.3 million respectively over the same time period.

Analysis of changes in cash flows used in investing activities

	Nine months ended September 30,
	2008	% Change	2007
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$99,433	40%	$71,068
Net land and seismic	28,230	183%	9,969
Capitalized cost	10,128	14%	8,849
Capitalized asset retirement obligation	267	(18%)	325

Total	$138,058	53%	$90,211

Reconciling Items:
Asset Sale Proceeds including ARO liability reduction	$—	(100%)	$(36,050)
Change in accrued drilling costs	59	(100%)	19,742
Change in drilling advances paid	3,061	98%	1,545
Change in restricted cash	2,562	NM	—
Other	(489)	72%	(285)

Total Reconciling Items	5,193	NM	(15,048)

Net cash used in investing activities	$143,251	91%	$75,163
Net cash used by investing activities in the first nine months 2008 increased by 91% over the comparable period in 2007 due to the following:
•	Drilling capital expenditures increased by $28.4 million primarily because of increased drilling activity in the Williston Basin versus the corresponding period last year;

•	Land and seismic expenditures increased by $18.3 million due to an increased level of land and seismic acquisitions in the Williston Basin;

•	Asset sale proceeds decreased by $36 million in the first nine months of 2008 due to the impact of our Granite Wash asset sale, which was completed in September 2007;

•	Drilling advances increased by $1.5 million associated with a higher level of non-operated activity in the Williston Basin;

•	Restricted cash increased by $2.6 million associated with the escrowing of funds for a fixed cost drilling contract; and

•	Offsetting the aforementioned increases was a $19.6 million decrease in our accrued drilling costs.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first nine months 2008 was 704% higher than the first nine months 2007. During the first nine months of 2008, we borrowed approximately $56.4 million more than the comparable period last year primarily because of our increased levels of drilling activity and land acquisitions.

Common Stock Transactions
The following is a list of common stock transactions that occurred in the nine months ended September 30, 2008 and 2007.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2008 common stock transactions:
Exercise of employee stock options	385,715	$2,072

2007 common stock transactions:
Exercise of employee stock options	57,000	$231
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

Forward-Looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2008 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2007 including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.
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
During 2007 and 2008, we were party to natural gas costless collars, natural gas three-way costless collars and oil costless collars.
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
The following tables reflect our open natural gas and oil derivative contracts as of September 30, 2008, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/08 – 10/31/08	50,000	7.25	10.40
10/01/08 – 12/31/08	240,000	9.75	11.50
10/01/08 – 03/31/09	300,000	7.75	9.82
10/01/08 – 03/31/09	180,000	8.00	10.20
10/01/08 – 03/31/09	300,000	8.00	11.20
01/01/09 – 01/31/09	80,000	10.25	12.25
02/01/09 – 03/31/09	140,000	10.25	12.25
04/01/09 – 09/30/09	300,000	7.00	9.73
04/01/09 – 09/30/09	120,000	7.25	9.80
04/01/09 – 09/30/09	420,000	8.00	10.70

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/08 – 03/31/09	300,000	$8.00	$10.35	$5.50

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
10/01/08 – 12/31/08	6,000	85.00	117.00
10/01/08 – 10/31/08	6,000	90.00	120.00
10/01/08 – 12/31/08	6,000	57.50	76.00
10/01/08 – 10/31/08	3,000	65.70	90.00
10/01/08 – 12/31/08	6,000	57.50	75.50
11/01/08 – 06/30/09	24,000	62.00	81.75
11/01/08 – 12/31/08	8,000	87.75	120.00
01/01/09 – 03/31/09	21,000	86.50	120.00

The following tables reflects commodity derivative contracts entered into subsequent to September 30, 2008, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/09 – 03/31/10	420,000	$8.00	$10.00	$5.50

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in Note 4 of Notes to the Consolidated Financial Statements included in Part I. Financial Information, we are party to various legal actions arising in the ordinary course of business and do not expect these matters to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In 2008, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
July 2008	5,516	$15.50
September 2008	9,779	$11.09
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2008.

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