Form 10-K
period 2008-12-31
BRIGHAM EXPLORATION CO
filed 2009-03-13
CIK 1034755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________ to ___________
Commission file number: 001-34224

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑
As of June 30, 2008, the registrant had 46,251,776 shares of voting common stock outstanding. The aggregate market value of the registrants outstanding shares of voting common stock held by non-affiliates, based on the closing price of these shares on June 30, 2008 of $15.83 per share as reported on The NASDAQ Global Select Market, was $554 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2009, the registrant had 46,136,710 shares of voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders to be held on May 28, 2009, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.

BRIGHAM EXPLORATION COMPANY

BRIGHAM EXPLORATION COMPANY
2008 ANNUAL REPORT ON FORM 10-K
PART I
Item 1. Business
Overview
We are an independent exploration, development and production company that utilizes advanced 3-D seismic imaging, drilling and completion technologies to systematically explore for and develop domestic onshore oil and natural gas reserves. We focus our exploration and development activities in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to grow reserves and production volumes. Our exploration and development activities are currently concentrated in four provinces: the Rocky Mountains, the Onshore Gulf Coast, the Anadarko Basin, and West Texas.
We regularly evaluate opportunities to expand our activities to other areas that may offer attractive exploration and development potential, with a particular interest in those areas with plays that complement our current exploration, development and production activities. As a result of this strategy, since late 2005, we have been accumulating significant acreage positions in the Williston and Powder River Basins. Operations within these two basins are included in and constitute the bulk of our activity in our Rocky Mountains province. We have also entered into four joint ventures in Southern Louisiana over the last three years. We consider these joint ventures to be logical extensions of our prospect generating activities along the onshore Texas Gulf Coast.
At December 31, 2008, our estimated proved reserves of 137.1 Bcfe had a standardized measure of $279.3 million and a pre-tax PV10% value of $288.0 million. Approximately 69% of our proved reserves are natural gas and we operate approximately 70% of our proved reserves. Our average daily production for 2008 was 31.8 MMcfe, which represents a 23% decrease from 2007. Our average daily production in the fourth quarter 2008 was 37.4 MMcfe, which represents a 5% increase from the fourth quarter 2007.
The following table provides information regarding our assets and operations located in our core areas.

	At December 31, 2008						2008
			%	Productive		3-D	Average
	Proved	Pre-tax	Natural	Wells		Seismic	Daily
Province	Reserves	PV10%(a)(b)	Gas	Gross	Net	Data	Production
	(Bcfe)	(Millions)				(Sq. Miles)	(MMcfe)
Onshore Gulf Coast	75.8	$198.3	83%	94	48.2	4,459	19.3
Anadarko Basin	30.3	48.4	94%	96	26.8	2,381	5.5
Rocky Mountains	24.5	28.2	10%	62	15.8	1,386	5.0
West Texas and Other	6.5	13.1	12%	92	26.2	4,698	2.0

Total	137.1	$288.0	69%	344	117.0	12,924	31.8

(a)	The prices used to calculate this measure were $44.60 per barrel of oil and $5.71 per MMbtu of natural gas, both as of December 31, 2008.

(b)	The standardized measure for our proved reserves at December 31, 2008 was $279.3 million. See “Item 2. Properties — Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

As part of our exploration activities, we have accumulated 3-D seismic data covering approximately 12,924 square miles (8.3 million acres) in 11 states. Our geologic and geophysical staff generally focus our 3-D seismic acquisition efforts in and around existing producing fields where we can benefit from the imaging of producing analog wells. These 3-D defined analogs, combined with our experience in drilling 831 wells in our project areas, provide us with a knowledge base to evaluate other potential geologic trends, 3-D seismic projects within these trends and prospective drilling locations. Combining our geologic and geophysical expertise with a sophisticated land effort, we manage a significant majority of our projects from conception through leasing. Because we generate most of our projects, we can often control the size of the working interest that we retain as well as the selection of the operator and the non-operating participants.
As a result of our exploration and development activities, since inception we have drilled, completed, or are completing 831 gross wells, consisting of 522 exploration and 309 development wells with an average completion rate of 74%. Over the three year period ended December 31, 2008, we drilled, completed, or were completing 143 gross wells, consisting of 40 exploratory and 103 development wells with an average completion rate of 85%. During 2008, we drilled, completed or were completing 71 gross wells, consisting of seven exploratory wells and 64 development wells with an average completion rate of 98%. Our higher level of gross wells drilled in 2008 relative to the two prior years was a result of our increased level of activity in the Williston Basin, where we participated in 56 gross wells during 2008. Our higher level of development drilling and higher completion rate in 2008 as compared to the two prior years is attributable to our increased level of activity in the Williston Basin where we are drilling Bakken wells, which we consider to be largely development drilling locations given the continuous Bakken reservoir.
Since inception, we have retained an average working interest of 35% in our wells. Over the last three years, we have retained an average working interest 41% in our wells. In 2008, we retained an average 25% working interest in our wells. The decrease in working interest drilled during 2008 was attributable to our increased level of non-operated activity in the Williston Basin, where we participated in a number of lower working interest wells in Mountrail County, North Dakota.
Over the three year period ended December 31, 2008, we spent $375.3 million on drilling capital expenditures and $85.0 million on land and seismic. In 2008, we spent a total of $136.2 million on drilling capital expenditures and $35.8 million on land and seismic. Our 2008 spending on drilling, land and seismic represents a 50% increase from 2007. The increase in drilling expenditures is largely due to increased levels of activity in the Williston Basin as we had one rig active throughout 2008 and picked up a second rig in September 2008. In 2008, our land and seismic expenditures increased by $18.3 million, which was also attributable to our increased levels of land acquisitions and two seismic shoots in the Williston Basin. For 2009, we anticipate spending $37.1 million on total capital expenditures. The decrease in our 2009 capital expenditure budget as compared to 2008 is a result of the decrease in commodity prices experienced since mid-year 2008 combined with the current financial crisis, which has limited access to external sources of capital.
Business Strategy
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital. Key elements of our business strategy include:
•	Focus on Core Provinces and Trends. We have built our multi-year inventory of drilling prospects by leveraging our staff’s strong technical knowledge base in the following four core provinces and associated trends: 1) our Rocky Mountains province, which includes the Williston Basin in North Dakota and Montana and the Powder River Basin in Wyoming; 2) our Onshore Gulf Coast province, which includes the Vicksburg trend in South Texas, the Miocene and Upper Oligocene trends in Southern Louisiana and the Frio trend in and around Matagorda County, Texas; 3) our Anadarko Basin province in the Texas Panhandle and northwest Oklahoma, including the Hunton and Springer trends; and 4) our West Texas province. Further, we believe our focus on these four core provinces and associated trends provides us with important drilling investment diversification. Since 1999, our exploration success in these trends has resulted in nine significant field discoveries and a resulting multi-year inventory of development drilling locations. We plan to focus the majority of our near term capital expenditures in our Rocky Mountain and Onshore Gulf Coast provinces, where we believe our accumulated knowledge base provides us with a substantial competitive advantage.

•	Internally Generate Inventory of High Quality Exploratory Prospects. Utilizing 3-D seismic data and other advanced technologies, our highly skilled staff of 11 geologists and seven geophysicists generates the majority of our drilling prospects. We believe that our nine significant field discoveries reflect the quality and depth of our prospect inventory as well our ability to continue to generate such opportunities.
•	Leverage our Operational Expertise. Our staff is very proficient with state-of-the-art drilling and completion techniques in difficult drilling environments, including directional drilling, horizontal drilling and multi-stage fracture stimulations utilizing swell packers. We have demonstrated a successful track record of drilling in deep and highly pressured environments in the Vicksburg trend of South Texas and the Miocene and Oligocene trends of Southern Louisiana. Additionally, we have successfully utilized directional drilling techniques in the deep Hunton trend in the Texas Panhandle. Finally, in the Williston Basin, we have successfully utilized the latest horizontal drilling and multi-stage fracture stimulation completion techniques to drill and complete our Bakken and Three Forks wells.
•	Evaluate and Selectively Pursue New Potential Plays. We have an 18 year track record of successfully identifying, evaluating and initiating new oil and natural gas plays. We are particularly interested in those plays with attractive exploration and development potential that complement our current exploration, development and production activities. After identifying such a play, we will often selectively build an acreage position in the play. Our current Vicksburg and Hunton plays are examples of successful plays where our position in the play was identified and originated by us. We believe our activities to date in the Williston Basin located in North Dakota and Montana have generated an exciting new play with tremendous reserve potential and that our efforts there will soon lead to growth in our reserves and production. For 2009, we currently plan to spend approximately $19.6 million, or approximately 81% of our 2009 exploration and development expenditures, in the Williston Basin.
•	Capitalize on Exploration Successes Through Development of Field Discoveries. From 1990 to 1999, we grew our reserves and production volumes primarily through successful 3-D delineated exploration drilling. In recent years, our conventional exploratory drilling successes have generated a multi-year inventory of development drilling locations. Over the three year period ended December 31, 2008, approximately 71% of our drilling expenditures were spent on development activities. Our unconventional drilling successes in 2008 in the Bakken have further supplemented our development drilling inventory. We believe our ability to balance our higher risk exploratory drilling with lower risk development drilling has reduced our risk profile. For 2009, approximately 86% of the planned drilling capital expenditures that we announced at the beginning of the year will fund development activities.
•	Enhance Returns Through Operational Control. We seek to maintain operational control of our exploration and drilling activities. As operator, we retain more control over the timing and selection of drilling prospects, which enhances our ability to maximize our return on invested capital. Since we generate most of our projects, we generally have the ability to retain operational control over all phases of our exploration and development activities. As of December 31, 2008, we operated approximately 70% of our proved reserves. Further, in 2008 we operated 77% of the net wells we drilled, representing 84% of our drilling capital expenditures. We expect to operate approximately 80% of our planned 2009 drilling capital expenditures.
Exploration and Development Staff
Our experienced exploration staff includes 11 geologists, seven geophysicists, two computer applications specialists and five geological technicians. Our geologists and geophysicists have varied, but complementary backgrounds. Their diversity of experience in a wide-range of geological and geophysical settings, combined with various technical specializations (from hardware and systems to software and seismic data processing), provides us with valuable technical, intellectual resources. Our geologists and geophysicists have an average of more than 18 years of experience in the industry. We have assembled our team of geologists and geophysicists with backgrounds that complement the areas where we focus our exploration and development activities. By integrating both geologic and geophysical expertise within our project teams, we believe we possess a competitive advantage in our exploration approach.

Our land department staff includes four landmen with an average of more than 21 years of experience, primarily within our core provinces, and four lease and division order analysts. Our land department contributed to pioneering many of the innovations that have facilitated exploration using large 3-D seismic projects.
Operations and Operations Staff
In an effort to retain better control of our project timing, drilling, operational costs and production volumes, we have significantly increased the percentage of the wells that we operate. We operated 30% of the gross wells and 77% of the net wells that we drilled during 2008, as compared with 10% of the gross wells and 17% of the net wells we drilled during 1996. As a result of our increased operational control, wells operated by us constituted 70% of our proved reserves at year-end 2008, as compared to only 5% at year-end 1996.
Our operations staff includes seven engineers who have an average of 14 years of experience in drilling, reservoir, operations or environmental engineering primarily within our four core operating provinces. These engineers work closely with our geologists and geophysicists and are integrally involved in all phases of the exploration and development process, including preparation of pre- and post-drill reserve estimates, well design, production management and analysis of full cycle risked drilling economics. We conduct field operations for our operated oil and natural gas properties through our field production superintendent and third party contract personnel.
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
We sell our oil and condensate at the lease to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market base price, which incorporates regional differentials that include but are not limited to transportation costs and adjustments for product quality.
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

Although we are not currently experiencing any significant involuntary curtailment of our oil or natural gas production, market, economic and regulatory factors may in the future materially affect our ability to sell our oil or natural gas production. See “Item 1A. Risk Factors — The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could affect market-based prices or result in a curtailment of production and revenues.”
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
Operating Hazards and Uninsured Risks
Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including low oil and natural gas prices, title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors — Our exploration, development and drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns”, “Item 1A. Risk Factors — Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts”, “Item 1A. Risk Factors — Although our oil and natural gas reserve data is independently estimated, these estimates may still prove to be inaccurate” and “Item 1A. Risk Factors — The lack of availability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.”
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
Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil and natural gas leases, loss of surface equipment at well locations, trespass during 3-D survey acquisition or surface damage attributable to seismic operations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. Furthermore, in certain circumstances in which insurance is available, we may not purchase it. The occurrence of an event that is not covered, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur. See “Item 1A. Risk Factors — We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues” and “Item 1A. Risk Factors — We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.”

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
Employees
As of December 31, 2008, we had 72 full-time employees and 1 part-time employee. As of the end of 2008, none of our employees were represented by labor unions and we believe relations with them are good.
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
Our revenues, operating results and future growth rate depend highly upon the prices we receive for our oil and natural gas production. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.
The NYMEX daily settlement price for the prompt month natural gas contract in 2008 ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu. In 2007, the same index ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.
The NYMEX daily settlement price for the prompt month oil contract in 2008 ranged from a high of $145.29 per barrel to a low of $33.87 per barrel. In 2007, the same index ranged from a high of $98.18 per barrel to a low of $50.48 per barrel.
The markets and prices for oil and natural gas depend on numerous factors beyond our control. These factors include demand for oil and natural gas, which fluctuate with changes in market and economic conditions and other factors, including:
•	worldwide and domestic supplies of oil and natural gas;
•	actions taken by foreign oil and natural gas producing nations;
•	political conditions and events (including instability or armed conflict) in oil-producing or natural gas-producing regions;
•	the level of global and domestic oil and natural gas inventories;
•	the price and level of foreign imports, including liquefied natural gas imports;
•	the level of global and domestic demand;
•	the price and availability of alternative fuels;
•	the availability of pipeline or other takeaway capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall worldwide and domestic economic environment.

Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:
•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reduce the amount of oil and natural gas that we can produce economically;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow;
•	reduce the carrying value of our oil and natural gas properties; and
•	limit our access to sources of capital, such as equity and long-term debt.
The current financial crisis and recession have negatively impacted the price for oil and natural gas, limited access to the credit and equity markets, increased the cost of capital and may have other negative consequences that we cannot predict.
The current financial crisis has affected the worldwide demand for oil and natural gas and has negatively affected oil and natural gas prices, which in turn impacts our revenues, operating results and growth rate. Lower prices could also adversely affect the collectability of our trade receivables and cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. In response to declining oil and natural gas prices, we have reduced and refocused our 2009 capital budget. Our ability to access the capital markets has been restricted as a result of the financial crisis and may continue to be restricted at a time when we would like, or need, to raise capital. If our internally generated cash flow is less than anticipated and our access to capital is restricted, we may be required to further reduce our 2009 capital budget, which could have a material adverse effect on our results and future operations. The financial crisis may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult to consummate and less economic.
Our level of indebtedness may adversely affect our cash available for operations, which would limit our growth, our ability to make interest and principal payments on our indebtedness as they become due and our flexibility to respond to market changes.
As of December 31, 2008, we had indebtedness of $158.7 million outstanding under our 9 5/8% Senior Notes due 2014 (the “Senior Notes”), $145 million outstanding under our senior credit facility, and $10.1 million of Series A preferred stock. Our level of indebtedness will have several important effects on our operations, including those listed below.
•	we will dedicate a portion of our internally generated cash flow to the payment of interest on our indebtedness and to the payment of our other current obligations and will not have these cash flows available for other purposes;
•	our debt agreements limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions;
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•	we may be more vulnerable to economic downturns and our ability to withstand sustained declines in oil and natural gas prices may be impaired;
•	since a portion of our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates; and
•	our flexibility in planning for or reacting to changes in market conditions may be limited.
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

The indenture governing the Senior Notes and our senior credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
The indenture governing the Senior Notes and our senior credit facility contain customary restrictions on our activities, including covenants that restrict our and our subsidiaries’ ability to:
•	incur additional debt;
•	pay dividends on, redeem or repurchase stock;
•	create liens;
•	make specified types of investments;
•	apply net proceeds from certain asset sales;
•	engage in transactions with our affiliates;
•	engage in sale and leaseback transactions;
•	merge or consolidate;
•	restrict dividends or other payments from subsidiaries;
•	sell equity interests of subsidiaries; and
•	sell, assign, transfer, lease, convey or dispose of assets.
Our senior credit facility also requires us to meet a minimum current ratio and a minimum interest coverage ratio. Our indenture contains certain incurrence-based covenants that limit our ability to incur debt and engage in other transactions. We may not be able to maintain or comply with these ratios, and if we fail to be in compliance with these tests, we will not be able to borrow funds under our senior credit facility, which would make it difficult for us to operate our business. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
The breach of any of these covenants and restrictions could result in a default under the indenture governing the Senior Notes or under our senior credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay such indebtedness, lenders having secured obligations, such as the lenders under our senior credit facility, could proceed against the collateral securing the debt. Because the indenture governing the Senior Notes and our senior credit facility have customary cross-default provisions, if the indebtedness under the Senior Notes or under our senior credit facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.
The restrictions in the indenture governing the Senior Notes and our senior credit facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
Availability under our senior credit facility is based on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our senior credit facility.
Under the terms of our senior credit facility, our borrowing base is subject to semi-annual redetermination by our lenders based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our lenders may request one additional borrowing base redetermination during any 12-month period. In the event the amount outstanding under our senior credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. Our current outstanding borrowings under our senior credit facility equal the current borrowing base of $145 million. Our next borrowing base redetermination is scheduled to begin in April 2009 and we anticipate it will conclude in May 2009. If our borrowing base is reduced as a result of a redetermination, we may be required to repay a portion of our outstanding borrowings. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our revolving credit facility or sell assets or additional shares of common stock. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to make the required repayment could result in a default under our senior credit facility, which could adversely affect our business, financial condition and results of operations.

We may incur additional indebtedness. This could further exacerbate the risks associated with our substantial leverage.
We may incur substantial additional indebtedness in the future. The indenture governing the Senior Notes and our senior credit facility contain restrictions on our ability to incur indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness under the indenture and the senior credit facility. If we incur indebtedness above our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our debt obligations. Failure to meet these obligations could result in a default under our debt documents, which could adversely affect our business, financial condition and results of operations.
To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Failure to generate sufficient cash to service our indebtedness could adversely affect our business, financial condition and results of operations.
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
If we are unable to meet our debt service obligations we may be required to seek a waiver or amendment from our debt-holders, refinance such debt obligations or sell assets or additional shares of common stock. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to meet our debt obligations could result in a default under the agreements governing our indebtedness. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay such indebtedness, lenders having secured obligations, such as the lenders under our senior credit facility, could proceed against the collateral securing the debt. Because the indenture governing the Senior Notes and our senior credit facility have customary cross-default provisions, if the indebtedness under the Senior Notes or under our senior credit facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.
Lower oil and natural gas prices may cause us to record ceiling limitation write-downs, which would reduce our stockholders’ equity.
We use the full cost method of accounting to account for our oil and natural gas investments. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation write-down.” The risk that we will experience a ceiling test write-down increases when oil and gas prices are depressed or if we have substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect on December 31, 2008 ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $237.2 million ($148.6 million after tax) impairment to our oil and gas properties. Based on oil and gas prices in effect on June 30, 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date. Write-downs required by these rules do not impact our cash flow from operating activities, but do reduce net income and stockholders’ equity.

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
Part of our strategy involves drilling in existing or emerging shale plays using the latest available horizontal drilling and completion techniques. The results of our planned exploratory drilling in these plays are subject to drilling and completion technique risks and drilling results may not meet our expectations for reserves or production.
Operations in our shale plays, such as the Bakken and the Three Forks, involve utilizing the latest drilling and completion techniques as developed by ourselves and our service providers in order to generate the highest possible cumulative recoveries and therefore generate the highest possible returns. Risks that we face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the shale formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage. Ultimately, success of these latest drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period.
Operating in less developed basins such as the Williston Basin exposes us to risks that include, but are not limited to, securing access to takeaway capacity and securing access to equipment and service providers on a timely and cost effective basis.
Access to adequate gathering systems or pipeline takeaway capacity can be limited in less developed basins. In order to secure takeaway capacity for our oil and natural gas, we may be forced to enter into arrangements that are not as favorable as other areas where we operate. Furthermore, the availability of drilling rigs and other services may be more challenging in newer basins. If we are unable to execute on our drilling program because of takeaway capacity or access to equipment, we potentially could be faced with lease expirations and the value of our undeveloped acreage could decline.
We may not be able to drill wells on a substantial portion of our resource play acreage.
We may not be able to drill all or even a portion of the locations available to us in our resource play inventory for various reasons. Our actual drilling activities and future drilling budget will depend on drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, lease expirations, gathering system and pipeline transportation constraints, regulatory approvals and other factors. If we are unable to drill on our acreage prior to the expiration of its initial term, there can be no guarantee that we will be able to extend the lease term with the land owner or have the capital available to extend the lease term if an agreement can be reached with the land owner. If leases expire, we may face material adverse effects to our business and operating results and the value of our acreage could decline.

Our exploration, development and drilling efforts and the operation of our wells may not be profitable or achieve our targeted returns.
We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled by us in provinces that we pursue will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results is dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost. We rely to an extent on 3-D seismic data and other advanced technologies to identify leasehold acreage prospects and to conduct our exploration activities. The 3-D seismic data and other technologies we use do not allow us to know conclusively prior to the acquisition of leasehold acreage or the drilling of a well whether oil or natural gas is present or may be produced economically. The use of 3-D seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies.
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
Finally, recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations. At December 31, 2008, approximately 54% of our estimated proved reserves were classified as undeveloped. At December 31, 2008, we estimated that it would require additional capital expenditures of approximately $160.3 million to develop our proved undeveloped reserves. Our reserve estimates assume that we can and will make these expenditures and conduct these operations successfully, which may not occur.
We need to replace our reserves at a faster rate than companies whose reserves have longer production lives. Our failure to replace our reserves would result in decreasing reserves and production over time.
In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics, which are usually different to some degree for each well that we drill. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves and production will decline as reserves are produced.
We may not be able to find, develop or acquire additional reserves to replace our current and future production. Accordingly, our future oil and natural gas reserves and production and therefore our future cash flow and income, are dependent upon our success in finding or acquiring new, economically viable reserves and efficiently developing our existing reserves.
Our reserves in the Gulf Coast have high initial production rates followed by steep declines in production, resulting in a reserve life for wells in this area that is shorter than the industry average. This production volatility has impacted and, in the future, may continue to impact our quarterly and annual production levels.
We generally must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, our reserves and revenues will decline rapidly. We may not be successful in extending the reserve life of our properties generally and our Gulf Coast properties in particular. Our current strategy includes increasing our reserve life by drilling in formations such as the Bakken and Three Forks where reserve lives are considered to be longer than average. Our existing and future exploration and development projects may not result in significant additional reserves and we may not be able to drill productive wells at economically viable costs.
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
Our drilling locations are in various stages of evaluation, ranging from locations that are ready to be drilled to locations that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover our drilling or completion costs or be economically viable. Our use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil and natural gas will be present or, if present, whether oil and natural gas will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling locations. As a result, we may not find commercially viable quantities of oil and natural gas and, therefore, we may not achieve a targeted rate of return or have a positive return on investment.

The lack of availability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services has increased, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in North Dakota, Montana, Texas, Southern Louisiana, Oklahoma, or Wyoming, we could be materially and adversely affected because our operations and properties are concentrated in those areas.
The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could affect market-based prices or result in a curtailment of production and revenues.
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering and transportation systems, pipelines and processing facilities. We generally deliver oil at our lease under short-term contracts. Counterparties to our short-term contracts rely on access to regional transportation systems and pipelines. If transportation systems or pipeline capacity is constrained, we would be required to find alternative transportation modes, which would impact our market-based price, or temporarily curtail production. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our natural gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the natural gas, which could increase our costs and reduce the revenues we might obtain from the sale of the natural gas. For example, in 2008, Hurricanes Gustav and Ike disrupted our Gulf Coast operations forcing us to temporarily curtail production and delayed bringing new wells on-line. Hurricane Ike forced us to curtail approximately 1.0 MMcfe per day of production during the third quarter 2008. Furthermore, both Hurricanes Gustav and Ike delayed our completion operations on our Southern Louisiana wells reducing third quarter production by an estimated 1.8 MMcfe per day.
We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.
Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:
•	fires;
•	natural disasters;
•	formations with abnormal pressures;
•	blowouts, craterings and explosions; and
•	pipeline ruptures and spills.
Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.
We maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We may elect not to carry insurance if our management believes that the cost of insurance is excessive relative to the risks presented. If an event occurs that is not covered, or not fully covered by insurance, it could harm our financial condition, results of operations and cash flows. In addition, we cannot fully insure against pollution and environmental risks.
We cannot control activities on properties we do not operate. Failure to fund capital expenditure requirements may result in reduction or forfeiture of our interests in some of our non-operated projects.
We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2008, approximately 30% of our oil and natural gas proved reserves were operated by other companies. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.
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
We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production. We face intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies in a number of areas such as:
•	acquiring desirable producing properties or new leases for future exploration;
•	marketing our oil and natural gas production; and
•	acquiring the equipment and expertise necessary to operate and develop those properties.
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
Our business is subject to laws and regulations promulgated by federal, state and local authorities, including but not limited to the FERC, the EPA, the BLM, the TRRC, the TCEQ, the OCC, the LDNR, the NDIC, the WOGCC and the MBOGC relating to the exploration for, and the development, production and marketing of oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.
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
Sales of substantial amounts of common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. As of December 31, 2008, one of our stockholders, together with its affiliates, owned 16.2% of our outstanding common stock.
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
Our certificate of incorporation authorizes our Board of Directors to issue up to 10 million shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. In addition, our Series A preferred stock, our senior credit facility and our indenture governing our Senior Notes contain terms restricting our ability to enter into change of control transactions, including requirements to redeem or repay upon a change in control our outstanding Series A preferred stock, the amounts borrowed under our senior credit facility and Senior Notes. Further, we have adopted a stockholder rights plan, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. These provisions, alone or in combination with the other matters described in the preceding paragraph, may discourage transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We are also subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Historically, our exploration and development activities have been focused in the Onshore Gulf Coast, the Anadarko Basin, which encompasses the Texas Panhandle and western Oklahoma, and West Texas. We focus our activity in provinces where we believe technology and the knowledge of our technical staff can be effectively used to maximize our return on invested capital by reducing drilling risk and enhancing our ability to grow reserves and production volumes. We also regularly evaluate opportunities to expand our activities to areas that may offer attractive exploration and development potential, with a particular interest in those plays that complement our current exploration, development and production activities. Expansion initiatives that began in late 2005 included our acquisition of acreage in both the Williston Basin located in North Dakota and Montana and the Powder River Basin located in Wyoming. Beginning in late 2007, the majority of our capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin where we are targeting Bakken, Three Forks and Red River objectives. In 2008, we drilled 56 wells on our Williston Basin acreage investing a total of $117.4 million in land, seismic and drilling in this basin. In addition, over the last three years, we have entered into four joint ventures in Southern Louisiana, which we view as a logical extension of our onshore Texas Gulf Coast exploration activities. During 2008, we spent $27.2 million to drill six wells and acquire land and seismic in Southern Louisiana.

For the three-year period ended December 31, 2008, we completed 103 gross wells (38.8 net) in 121 attempts for a completion rate of 85%. We also had seven development wells and one exploratory well that were completing and four development wells and two exploratory wells that were drilling as of December 31, 2008. During 2009, we plan to spend approximately $26.7 million to drill seven development wells and drill and complete wells that were in progress at December 31, 2008. We currently expect to receive net land and seismic reimbursements totaling $2.4 million and plan to spend $12.5 million for capitalized costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Capital Expenditures.” The following is a summary of our properties by major province as of December 31, 2008, unless otherwise noted.

	Onshore	Anadarko	Rocky	West Texas
	Gulf Coast	Basin	Mountains (a)	& Other (b)	Total
Capital expenditures for drilling, land and seismic in 2008 (in millions)	$46.0	$2.3	$121.0	$2.7	$172.0

Proved Reserves at December 31, 2008
Pre-tax PV10% (in millions) (c)	$198.3	$48.4	$28.2	$13.1	$288.0
Oil (MMBbls)	2.1	0.3	3.7	1.0	7.1
Natural gas (Bcf)	63.2	28.3	2.4	0.8	94.7
Natural gas equivalents (Bcfe)	75.8	30.3	24.5	6.5	137.1
% Natural gas	83%	94%	10%	12%	69%

Average daily production (MMcfe/d)	19.3	5.5	5.0	2.0	31.8

Productive wells at December 31, 2008
Gross	94	96	62	92	344
Net	48.2	26.8	15.8	26.2	117.0
3-D Seismic Data (square miles)	4,459	2,381	1,386	4,698	12,924

(a)	Includes the Williston Basin located in North Dakota and Montana and the Powder River Basin located in Wyoming.

(b)	Capital expenditures for drilling, land and seismic in 2008 for West Texas & Other includes capital associated with the Barnett Shale.

(c)	The standardized measure for our proved reserves at December 31, 2008, was $279.3 million. See “- Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.
Rocky Mountains Province
We regularly evaluate opportunities to expand our activities to areas that may offer attractive exploration and development potential, with a particular interest in those plays that complement our current exploration, development and production activities. In late 2005, we began accumulating acreage in the Williston Basin located in North Dakota and Montana and in early 2006 entered into a joint venture agreement in the Powder River Basin located in Wyoming. During 2008, we invested approximately $121.0 million in drilling, land and seismic in the Williston and Powder River Basins. During 2008, we spud 56 gross wells in the province with six wells completing and five wells still drilling at year-end.

Williston Basin
The Williston Basin is spread across North Dakota, Montana and parts of southern Canada with the United States portion of the basin encompassing approximately 143,000 square miles. The basin produces oil and gas from numerous producing horizons including, but not limited to, the Bakken, Three Forks and Red River formations, which are currently our primary objectives.
The Bakken is an unconventional oil shale play at depths of approximately 8,500 to 10,500 feet that is primarily exploited via horizontal drilling and advanced completion techniques. Advanced completion techniques include the use of swell packers and multi-stage fracture stimulations, which help to fracture the shales and increase oil flow to the well bore. To date, much of the Bakken drilling in North Dakota has occurred east of the Nesson Anticline in and around Mountrail County. Additional activity is ongoing south of the Nesson Anticline in Dunn County and permitting and drilling activity has accelerated west of the Nesson Anticline in McKenzie and Williams Counties, North Dakota.
The Three Forks appears to be a unconventional carbonate play that lies just below the Bakken. Similar to the Bakken, the Three Forks is primarily exploited using horizontal drilling and advanced completion techniques. Drilling in the Three Forks began in mid-2008 and a number of operators including ourselves are targeting this objective. Drilling in this objective is early, but initial results appear to indicate that the Three Forks is apparently a separate reservoir from the Bakken and thereby increases our exposure to oil reserves in the basin. Over time, further drilling of both Bakken and Three Forks wells in the same section will help to delineate whether the Bakken and Three Forks are separate reservoirs.
The Red River is a conventional oil resource at a depth of approximately 12,000 feet. The Red River is exploited via vertical well bores with minimal completion procedures. Targets are identified using 3-D seismic attribute analysis which we believe is a propriety methodology. Since late 2007, we have drilled and completed three Red River discoveries in Sheridan County, Montana.
In January 2008, we completed a number of operated wells including the Bergstrom Family Trust 26 #1H, which was our first well east of the Nesson Anticline in Mountrail County, North Dakota, the Hynek 2 #1H and the Bakke 23 #1H.
In March 2008, we completed the operated Hallingstad 27 #1H, which is located approximately one mile west of the Bergstrom Family Trust 26 #1H well.
After completing the Hallingstad 27 #1H, we moved our rig to a location proximal to the Hynek 2 #1H to drill the operated Manitou State 36 #1H.
In July 2008, we successfully completed the sidetrack of our operated Mrachek 15-22 #1H well, located west of the Nesson Anticline in McKenzie County, North Dakota. The Mrachek was completed using seven fracture stimulations and we experienced significantly improved results as compared to the Field 18-19 1-H and Erickson 8-17 1-H, which are also west of the Nesson Anticline. The Field and Erickson were drilled and completed using one large fracture stimulation in the second half of 2006 and were our first horizontal Bakken wells. We believe the improved well results west of the Nesson are attributable to improved completion techniques that incorporated swell packers and multiple stage fracture stimulations.
In July 2008, we also successfully completed our operated Johnson 33 #1H in the North Stanley area of Mountrail County, North Dakota, which is approximately 12 miles northeast of our Manitou State well. The Johnson 33 #1H was completed with a 10 stage fracture stimulation.
In late July, we successfully completed our operated Carkuff 22 #1H, which was completed with a 12 stage fracture stimulation. The Carkuff 22 #1H is located approximately one mile west of the Bakke 23 #1H which was completed with 7 fracture stimulations. We believe the improvement in the initial production rate of the Carkuff relative to the Bakke is attributable to the increase number of fracture stimulation stages as well as the use of the perf and plug completion technique versus the sliding sleeve technique.

In October, we successfully completed our first Three Forks test, the Adix 25 #1H, which is located approximately one mile southeast of the Bakke 23 #1H. The Adix 25 #1H, at that point, represented our fifth consecutive completion in the Ross Area. The four prior completions were in the Bakken formation.
In late October 2008, a number of our higher working interest non-operated wells were completed in the Parshall/Austin area of Mountrail County, North Dakota. We participated with a 25% working interest in the EOG Austin 25-35H and participated with a 25% working interest in the EOG Wayzetta 13-01H. We also participated with a 18% working interest in the Slawson Payara #1-2H. Also in late October, we successfully completed our Kvamme 2 #1H, which we operated with a 50% working interest.
In February 2009, we announced the successful completion of our operated Olson 10-15 #1H, a long lateral, approximately 9,000 feet, completed with 20 fracture stimulations. The Olson well is located between the Field 18-19H and Erickson 8-17H in Williams County. We own a 100% working interest and an approximate 80% revenue interest in the well. Another late 2008 long lateral Bakken well, our operated Figaro 29-32 #1H well, is located in McKenzie County and is waiting on completion.
Also in February 2009, we announced the successful completion of our operated Friedrich Trust 31 #1, a Red River well located approximately 1 mile from our Richardson 25 #1 in Sheridan County, Montana. The well was successfully drill-stem tested with 100% oil collected in the test chamber. We own a 77% working interest and an approximate 59% revenue interest in the Friedrich Trust. The well is expected to come on-line to production by the end of March.
Subsequent to drilling the Olson and Figaro, we moved both of our operated rigs east of the Nesson Anticline to drill the Strobeck 27-34 #1H, which will be a Three Forks test completed with twenty fracture stimulation stages, and the Anderson 28-33 #1H, which will be a Bakken well. The Strobeck 27-34 #1H is located less than two miles west of the Adix 25 #1H. The Anderson 28-33 #1H will be a long lateral well and we also plan to complete the well with 20 fracture stimulation stages. The Anderson 28-33 #1H is located approximately 2 miles west of our Carkuff 22 #1H. We are awaiting declines in service costs prior to completing both the Strobeck and Anderson wells.
During 2009, we currently expect to spend approximately $21.2 million to drill and complete wells that were in progress at year end and on other activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Overview of Activity.”
Powder River Basin
In February 2006, we signed a letter of intent to acquire a 50% working interest in an unconventional shale play in the Powder River Basin located in Wyoming. Eighteen vertical wells in the area, which date as far back as 1951, targeted the approximate 175 foot Mowry shale at depths of about 7,500 feet. Individual wells produced between 8 to 189 barrels of oil per day. Our obligations to carry our partners for the drilling and completion of two horizontal wells and $1.0 million of land acquisition costs were fulfilled in 2007 resulting in us earning a 50% working interest in approximately 54,000 net acres. In 2008, we spent $3.6 million in the Powder River Basin.
In November 2007, we spud the Krejci Federal #1-32H well, which is proximate to our first well in the basin, the Krejci Federal 29 #3H. In June, we announced that the well was flowing approximately 25 barrels of oil per day. We do not currently have any plans to drill additional wells in the Powder River Basin.
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

Key operating trends within this province include the Vicksburg trend in Brooks County, Texas, the Miocene and Upper Oligocene trends in Southern Louisiana and the Frio trend in and around Matagorda County, Texas.
Over the three year period ended December 31, 2008, approximately 43% of our total capital expenditures for drilling, land and seismic were allocated to our Onshore Gulf Coast province, where we completed 24 gross wells (18.6 net) in 34 attempts for a completion rate of 71%.
During 2008, we completed five gross wells (4.0 net) in six attempts for a completion rate of 83% in this province. Four of the five completed wells were development wells. We also had one exploratory well that was drilling as of December 31, 2008. Subsequent to year-end, this well was plugged and abandoned. We operated 100% of the wells that we drilled in this province during 2008. For 2008, we spent $46.0 million on drilling, land and seismic in our Onshore Gulf Coast province. Approximately 37% of the drilling, land and seismic was allocated to the Vicksburg, 59% to Southern Louisiana, 2% to the Frio and 2% to other areas in the province.
For 2009, we currently plan to spend $5.3 million in our Onshore Gulf Coast province. Approximately $5.0 million of this spending has been allocated to drilling, with the remaining $0.3 million allocated to capital spending for land and seismic activities. We anticipate that approximately 40% of the drilling, land and seismic will be allocated to the Southern Louisiana, 49% to the Frio, and 11% to other areas in the province.
Vicksburg Trend
Our Vicksburg activity is focused principally in Brooks County, Texas, in our Home Run, Triple Crowne, and Floyd Fields. We discovered these fields in 1999, 2001 and 2002, respectively. Since 1999, we have drilled 43 Vicksburg wells and we have completed 41 of those wells. We believe we have a multi-year inventory of proved, probable and possible drilling locations in our Home Run, Triple Crown and Floyd Fault Block Fields.
Subsequent to completing the Sullivan C-36 in August 2007, we temporarily halted drilling activity in the Vicksburg in order to have time to reprocess our 3-D seismic and update our structural interpretation of the fields. In February 2008, we resumed our Vicksburg drilling program and spud the Floyd Field Sullivan C-38, a development well, which was an attempt to extend the prolific Floyd fault block to the north. In April 2008, we completed the well.
In June 2008, we successfully completed the Sullivan F-35 in our Triple Crowne Field from the Dawson Sand.
Subsequent to the F-35, we completed the Sullivan C-39 in our Home Run Field. The Sullivan C-39 was completed in the Vicksburg 8 and Lower Vicksburg 7 intervals. The best apparent pay, in the Vicksburg 6 and Upper 7 intervals, remains behind pipe for future completion.
Southern Louisiana Trend
In Southern Louisiana, we utilize our geophysical, geological and operational expertise to explore for hydrocarbon bearing Miocene and Oligocene reservoirs. These reservoirs are generally on trend with the Texas Gulf Coast Frio and are therefore logical extensions of our drilling activities. During 2008, we drilled six wells with drilling, land and seismic expenditures totaling $27.2 million.
In December 2007, we entered into a joint venture with Clayton Williams Energy Inc. to operate the drilling of at least five prospects over the subsequent 18 months, earning a 50% working interest. Five prospects were planned for 2008 targeting 3-D delineated, primarily amplitude related, prospects at depths of 9,000 to 10,500 feet in Plaquemines and Saint Bernard Parish.

In July, we announced our first joint venture well, the Main Pass SL 18826 #1, encountered approximately 100 feet of apparent Miocene pay in four intervals at depths of between 7,140 and 7,680 feet. All intervals were commingled and commenced production to sales in early December.
Our second joint venture well, the Chandeleur Sound SL 19312 #1, encountered approximately 24 feet of apparent pay. The Chandeleur Sound SL 19312 #1 was flow tested in July at a rate of approximately 2.7 MMcf of natural gas per day. The Chandeleur Sound well commenced production to sales in January 2009.
Our third joint venture well, the Breton Sound SL 19054 #1, was logged in July and encountered approximately 60 feet of apparent pay. Approximately 15 feet of the pay has apparent porosities greater than 20%, while 45 feet of apparent pay has porosities ranging from 18 to 20%. In September, we announced the Breton Sound SL 19054 #1 was production tested at an initial rate of approximately 6 MMcf of natural gas per day. The Breton Sound well is expected to commence production to sales in late March or early April.
Our fourth joint venture well, the Romere Pass BLM 013045 #1, was plugged and abandoned as the target sands were wet. Our fifth joint venture well, the Tiger Pass SL 18877#1, was drilling at year-end and was subsequently plugged and abandoned.
In September, we successfully drilled and completed the Cotten Land #5, which is a joint venture well with Penn Virginia Corporation. The Cotten Land #5 is a twin to our high production rate Cotten Land #3 discovery and targeted the upper 50 feet of apparent pay which remains behind pipe in the Cotten Land #3. The Cotten Land #5 was brought on line in October.
In 2009, we plan to spend approximately $2.1 million to complete wells in progress at December 31, 2008 and for other activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Overview of Activity.”
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
The stratigraphic and structural objectives in the Anadarko Basin can provide excellent targets for 3-D seismic imaging. In addition, drilling economics in the Anadarko Basin are enhanced by the multi-pay nature of many of the prospects, with secondary or tertiary targets serving as either incremental value or as alternatives if the primary target zone is not productive. Our recent activity has been focused primarily in the Hunton, Springer Channel, Springer Bar and Granite Wash trends. However, we currently do not anticipate spending any drilling capital in the Anadarko Basin in 2009.
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
During 2008, we completed four gross well in four attempts for a 100% completion rate and spent a total of $2.7 million on drilling, land and seismic. We currently do not anticipate spending any drilling capital in West Texas in 2009.

Title to Properties
We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to royalty interests, standard liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. Substantially all of our proved oil and natural gas properties are pledged as collateral for borrowings under our senior credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Senior Credit Agreement” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 9 5/8% Senior Notes due 2014.”
Oil and Natural Gas Reserves
Our estimated total net proved reserves of oil and natural gas as of December 31, 2008, 2007 and 2006, pre-tax PV10% value, standardized measure and the estimated future development cost attributable to these reserves as of those dates were as follows.

	At December 31,
	2008	2007	2006
Estimated Net Proved Reserves:
Oil (MBbls)	7,065	5,593	4,494
Natural gas (MMcf)	94,679	106,643	119,486
Natural gas equivalent (MMcfe)	137,070	140,202	146,452
Proved developed reserves as a percentage of net proved reserves	46%	49%	55%
Pre-tax PV10% (in millions)(a)	$288.0	$491.6	$338.5
Standardized measure (in millions)	279.3	394.5	302.7
Estimated future development cost (in millions)	160.3	160.5	145.9
Base price used to calculate reserves(b):
Natural gas (per MMbtu)	$5.71	$7.10	$5.48
Oil (per Bbl)	44.60	96.01	61.06

(a)	See “— Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

(b)	These base prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate our reserves at these dates.
The reserve estimates reflected above were prepared by Cawley, Gillespie & Associates, Inc., our independent petroleum consultants, and are part of reports on our oil and natural gas properties prepared by them.
In accordance with applicable requirements of the Securities and Exchange Commission (SEC), estimates of our net proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of net proved reserves and future net revenues there from are affected by oil and natural gas prices, which have fluctuated widely in recent years. However, the SEC recently adopted final rules amending its oil and gas reporting requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — SEC Rulemaking.”

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
Reconciliation of Standardized Measure to Pre-tax PV10%
Pre-tax PV10% is the estimated present value of the future net revenues from our proved oil and natural gas reserves before income taxes discounted using a 10% discount rate. Pre-tax PV10% is considered a non-GAAP financial measure under SEC regulations because it does not include the effects of future income taxes, as is required in computing the standardized measure of discounted future net cash flows. We believe that pre-tax PV10% is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties and that pre-tax PV10% is widely used by securities analysts and investors when evaluating oil and natural gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes to be paid, the use of a pre-tax measure provides greater comparability of assets when evaluating companies. We believe that most other companies in the oil and natural gas industry calculate pre-tax PV10% on the same basis. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting income taxes. The table below provides a reconciliation of our standardized measure of discounted future net cash flows to our pre-tax PV10% value (in millions).

	At December 31,
	2008	2007	2006
Standardized measure of discounted future net cash flows	$279.3	$394.5	$302.7
Add present value of future income tax discounted at 10%	8.7	97.1	34.6
FAS 143 assumption differences	—	—	1.2

Pre-tax PV10%	$288.0	$491.6	$338.5

Drilling Activities
We drilled, or participated in the drilling of, the following wells during the periods indicated.

	Year Ended December 31,
	2008 (a)		2007 (b)		2006 (c)
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Natural gas	3	0.8	0	0.0	4	1.4
Oil	0	0.0	2	1.0	6	4.6
Non-productive	1	0.5	6	3.2	10	5.2

Total	4	1.3	8	4.2	20	11.2

Development wells:
Natural gas	26	6.7	8	5.7	13	9.7
Oil	27	3.4	5	1.0	1	0.0
Non-productive	0	0.0	0	0.0	3	1.4

Total	53	10.1	13	6.7	17	11.1

(a)	Excludes two (1.3 net) exploratory wells and four (1.4 net) development wells that were drilling and one (0.5 net) exploratory well and seven (3.0 net) development wells that were completing.

(b)	Excludes two (0.6 net) exploratory wells and two (1.0 net) development wells that were drilling and four (2.2 net) development wells that were completing at year end.

(c)	Excludes three (1.9 net) exploratory and two (0.8 net) development wells that were completing and one (0.4 net) development well that was drilling at year end.
We do not own drilling rigs and all of our drilling activities have been conducted by independent contractors or by industry participant operators under standard drilling contracts.
Productive Wells and Acreage
Productive Wells
The following table sets forth our ownership interest at December 31, 2008 in productive oil and natural gas wells in the areas indicated. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells are the total number of producing wells in which we have an interest, and net wells are determined by multiplying gross wells by our average working interest.

	Natural Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
Onshore Gulf Coast	74	43.4	20	4.8	94	48.2
Anadarko Basin	83	23.8	13	3.0	96	26.8
Rocky Mountains	0	0	62	15.8	62	15.8
West Texas and Other	13	2.0	79	24.2	92	26.2

Total	170	69.2	174	47.8	344	117.0

Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, two had multiple completions.

Acreage
Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. The following table sets forth the approximate developed and undeveloped acreage that we held a leasehold interest in at December 31, 2008.

	Developed(a)		Undeveloped(a)		Total
	Gross	Net	Gross	Net	Gross	Net
Onshore Gulf Coast	20,064	9,426	22,549	14,867	42,613	24,293
Anadarko Basin	48,375	17,644	14,222	13,804	62,597	31,448
Rocky Mountains	24,068	19,670	374,426	316,509	398,494	336,179
West Texas & Other	15,420	5,682	7,460	1,878	22,880	7,560

Total	107,927	52,422	418,657	347,058	526,584	399,480

(a)	Does not include acreage for which assignments have not been received.
All of our leases for undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless we renew the existing leases, we establish production from the acreage, or some other “savings clause” is exercised. The following table sets forth the minimum remaining lease terms for our gross and net undeveloped acreage.

	Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2009	73,420	57,236
December 31, 2010	63,641	48,513
December 31, 2011	111,877	92,653
December 31, 2012	81,588	71,523
December 31, 2013	39,077	39,077
Thereafter	49,054	38,056

Total	418,657	347,058

In addition, as of December 31, 2008, we had mineral interests covering approximately 5,825 gross and 5,211 net acres. The mineral acres will continue into perpetuity and will not expire.
In addition, as of December 31, 2008, we had lease options and rights of first refusal to acquire 3,775 additional acres. If not exercised, all of those options will expire by the end of 2009.
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

	Year Ended December 31,
	2008	2007	2006
Production:
Oil (MBbls)	578	392	442
Natural gas (MMcf)	7,996	12,626	10,603
Natural gas equivalent (MMcfe)	11,463	14,978	13,254

Average oil prices:
Oil price (per Bbl)	$89.06	$72.30	$64.04
Oil price including derivative settlement gains (losses) (per Bbl)	$84.63	$71.51	$64.39
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$89.79	$65.57	$64.79

Average natural gas prices:
Natural gas price (per Mcf)	$9.21	$7.30	$6.74
Natural gas price including derivative settlement gains (losses) (per Mcf)	$9.08	$7.66	$7.09
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$9.48	$7.38	$7.31

Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$10.91	$8.05	$7.53
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	$10.60	$8.33	$7.82
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$11.14	$7.94	$8.01

Average production costs (per Mcfe):
Lease operating expenses (includes costs for operating and maintenance and expensed workovers)	$0.98	$0.61	$0.69
Ad valorem taxes	$0.10	$0.10	$0.12
Production taxes	$0.47	$0.17	$0.30
Item 3. Legal Proceedings
We are, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial condition, results of operations or cash flows.
As of December 31, 2008, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on our capital expenditures.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of the Registrant
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The following are our executive officers as of March 12, 2009.

Name	Age	Position
Ben M. Brigham	49	Chief Executive Officer, President and Chairman
Eugene B. Shepherd, Jr.	50	Executive Vice President and Chief Financial Officer
David T. Brigham	48	Executive Vice President — Land and Administration and Director
A. Lance Langford	46	Executive Vice President — Operations
Jeffery E. Larson	50	Executive Vice President — Exploration
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
Eugene B. Shepherd, Jr. has served as Executive Vice President and Chief Financial Officer since October 2003, and previously served as Chief Financial Officer from June 2002 to October 2003. Mr. Shepherd has approximately 26 years of financial and operational experience in the energy industry. Prior to joining us, Mr. Shepherd served as Integrated Energy Managing Director for the investment banking division of ABN AMRO Bank, where he executed merger and acquisition advisory, capital markets and syndicated loan transactions for energy companies. Prior to joining ABN AMRO, Mr. Shepherd spent fourteen years as an investment banker for Prudential Securities Incorporated, Stephens Inc. and Merrill Lynch Capital Markets. Mr. Shepherd worked as a petroleum engineer for over four years for both Amoco Production Company and the Railroad Commission of Texas. He holds a B.S. in Petroleum Engineering and an MBA, both from the University of Texas at Austin.
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
A. Lance Langford joined us in 1995 as Manager of Operations, served as Vice President - Operations from January 1997 to March 2001, served as Senior Vice President — Operations from March 2001 to September 2003 and has served as Executive Vice President — Operations since September 2003. From 1987 to 1995, Mr. Langford served in various engineering capacities with Meridian Oil Inc., handling a variety of reservoir, production and drilling responsibilities. Mr. Langford holds a B.S. in Petroleum Engineering from Texas Tech University.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock, Performance Graph, and Dividend Policy
Our common stock commenced trading on the NASDAQ Global Select Market (formerly the NASDAQ National Market) on May 8, 1997 under the symbol “BEXP.” The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated on the NASDAQ Global Select Market for the periods indicated. The sales information below reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
2007:
First Quarter	$7.44	$5.30
Second Quarter	6.85	5.61
Third Quarter	6.12	4.17
Fourth Quarter	8.08	5.66
2008:
First Quarter	$8.16	$4.86
Second Quarter	18.29	5.76
Third Quarter	17.62	10.00
Fourth Quarter	10.91	2.30
The closing market price of our common stock on March 11, 2009 was $1.45 per share. As of March 11, 2009, there were an estimated 179 record owners of our common stock.
The following graph is a comparison of cumulative total returns. It assumes that $100 was invested in our common stock, the Nasdaq Market Index, the Hemscott Group Index, and the S&P Oil & Gas E&P Select Industry Index at the beginning of 2003 and remained invested through year-end 2008. The Indexes and the graph were prepared by an independent third party. The Hemscott Group Index is an index of independent oil and gas companies primarily engaged in the exploration, development and production of crude petroleum and natural gas. The NASDAQ Market Index is calculated using all companies, which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select, including both domestic and foreign companies. The S&P Oil & Gas E&P Select Industry Index (SPSIOP) represents the oil and gas exploration and production sub-industry portion of the S&P Total Market Index.

No dividends have been declared or paid on our common stock to date. We intend to retain all future earnings for the development of our business. Our senior credit agreement, Senior Notes, and Series A preferred stock restrict our ability to pay dividends on our common stock.
We are obligated to pay cash dividends on our Series A preferred stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Mandatorily Redeemable Preferred Stock.”

Securities Authorized for Issuance under Equity Compensation Plans
The following table includes information regarding our equity compensation plans as of the year ended December 31, 2008.

Number of
Securities
	Number of		Remaining
	Securities to be		Available for
	Issued upon	Weighted-	Future Issuance
	Exercise of	Average Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders(a)	3,128,651	$7.00	686,363
Equity compensation plans not approved by security holders	—	NA	—

Total	3,128,651	$7.00	686,363

(a)	Does not include 593,260 shares of restricted stock issued and outstanding at December 31, 2008.
Issuer Purchases of Equity Securities
In 2008, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
October 2008	2,420	$5.08
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

We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2008, 2007 and 2006, and balance sheet data as of December 31, 2008 and 2007 from the audited consolidated financial statements included in this report. We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004, from our accounting books and records.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share information)
Statement of Operations Data:
Revenues:
Oil and natural gas sales	$125,108	$120,557	$102,835	$96,820	$71,713
Gain (loss) on derivatives, net	2,548	(1,664)	3,335	—	—
Other revenue	132	88	127	220	515

Total revenues	127,788	118,981	106,297	97,040	72,228

Costs and expenses:
Lease operating	12,363	10,704	10,701	7,161	6,173
Production taxes	5,374	2,541	4,021	3,353	3,107
General and administrative	9,557	9,276	7,887	5,533	5,392
Depletion of oil and natural gas properties	53,498	59,079	46,386	33,268	23,844
Impairment of oil and natural gas properties	237,180	6,505	—	—	—
Depreciation and amortization	629	613	537	762	722
Accretion of discount on asset retirement obligations	361	379	317	180	159

Total costs and expenses	318,962	89,097	69,849	50,257	39,397

Operating income (loss)	(191,174)	29,884	36,448	46,783	32,831

Other income (expense):
Interest income	191	654	1,207	245	84
Interest expense, net	(14,495)	(14,622)	(9,688)	(3,980)	(3,144)
Gain loss on derivatives, net	—	—	3,213	(814)	625
Other income (expense)	530	1,022	1,352	238	117

Total other income (expense )	(13,774)	(12,946)	(3,916)	(4,311)	(2,318)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(204,948)	$16,938	$32,532	$42,472	$30,513
Income tax benefit (expense):
Current	—	—	—	—	—
Deferred	42,701	(6,728)	(12,744)	(15,037)	(10,863)

	42,701	(6,728)	(12,744)	(15,037)	(10,863)
Net income (loss) available to common stockholders	$(162,247)	$10,210	$19,788	$27,435	$19,650

Net income (loss) per share available to common shareholders:
Basic	$(3.57)	$0.23	$0.44	$0.65	$0.49
Diluted	(3.57)	0.22	0.43	0.63	0.47
Weighted average shares outstanding:
Basic	45,441	45,110	45,017	42,481	40,445
Diluted	45,441	45,531	45,597	43,728	41,616

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Statement of Cash Flows Data:
Net cash provided (used) by:
Operating activities	$69,630	$90,449	$88,687	$64,379	$56,381
Investing activities	(179,866)	(99,093)	(171,747)	(113,220)	(84,645)
Financing activities	136,416	18,207	83,385	50,535	24,766
Balance Sheet Data:
Cash and cash equivalents	$40,043	$13,863	$4,300	$3,975	$2,281
Oil and natural gas properties, using the full cost method of accounting, net	404,839	510,207	485,525	347,329	261,979
Total assets	489,056	548,428	522,587	380,427	286,307
Long-term debt	303,730	168,492	149,334	63,100	41,000
Series A preferred stock, mandatorily redeemable	10,101	10,101	10,101	10,101	9,520
Total stockholders’ equity	121,269	279,027	266,015	241,640	183,276

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
—	Lease operating expenses are generally comprised of several components including: the cost of labor and supervision to operate our wells and related equipment; repairs and maintenance; fluid treatment and disposal; related materials, supplies, and fuel; and insurance applicable to our wells and related facilities and equipment. Lease operating expenses also include the cost for expensed workovers. Lease operating expenses are driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas.
—	Lease operating expenses also include ad valorem taxes, which are imposed by local taxing authorities such as school districts, cities, and counties or boroughs. The amount of tax we pay is based on a percent of value of the property assessed or determined by the taxing authority on an annual basis. When oil and natural gas prices rise, the value of our underlying property interests increase, which results in higher ad valorem taxes.

—	In the U.S., there are a variety of state and federal taxes levied on the production of oil and natural gas. These are commonly grouped together and referred to as production taxes. The majority of our production tax expense is based on a percent of gross value realized at the wellhead at the time the production is sold or removed from the lease. As a result, our production tax expense increases when oil and gas prices rise.
—	Historically, taxing authorities have occasionally encouraged the oil and natural gas industry to explore for new oil and natural gas reserves, or to develop high cost reserves, through reduced tax rates or tax credits. These incentives have been narrow in scope and short-lived. A small number of our wells have qualified for reduced production taxes because they were discoveries based on the use of 3-D seismic or they are high cost wells.
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
Income Taxes. We are generally subject to a 35% federal income tax rate. For income tax purposes, we are allowed deductions for accelerated depreciation, depletion, intangible drilling costs, and state taxes. Through 2008, all of our federal and state income taxes were deferred.
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
Overview of Activity
We commenced drilling on our Williston Basin acreage east of the Nesson Anticline in late 2007 and brought our first wells on-line during early 2008. Our improving operational results experienced during 2008, largely attributable to increasing the number of fracture stimulation stages in each horizontal wellbore, led us to increase our budget in the Williston Basin and reduce our activity in our conventional portfolio except for our drilling activity in Southern Louisiana. In the second half of 2008, we added a second rig in the Bakken in order to accelerate our drilling east of the Nesson Anticline in Mountrail County, North Dakota as well as to begin development of our acreage west of the Nesson Anticline in Williams and McKenzie Counties, North Dakota.

In the second half of 2008, commodity prices began to rapidly decrease due to demand destruction experienced in the first half of 2008 as well as the onset of the current worldwide financial crisis. In response, we have reduced our anticipated level of capital expenditures for 2009. This includes releasing both of our operated rigs in the Williston Basin in order to conserve liquidity. Our reduced level of activity also includes pushing out the completion of wells drilled in late 2008 and in early 2009 until later in 2009. We anticipate that service costs will decrease during 2009 as other exploration and production companies reduce their drilling activity and therefore believe that by pushing out the completion of several of our recently drilled wells we can reduce our drilling and completion costs. Finally, we have been very selective about the non-operated wells we participated in during 2009. We are currently electing to participate in only the highest rate of return non-operated locations, which includes our acreage in the Parshall, Austin and Sanish fields.
We would like to be in the position to resume our drilling activity in the either the Williston Basin or the Vicksburg in the second half of 2009 subject to service costs reductions and a rebound in commodity prices. Depending on the relative movement of oil and natural gas prices, we will either drill in our oil weighted properties in the Williston Basin or our natural gas weighted properties in the Vicksburg. In order to focus our efforts on drilling our acreage during the second half of 2009, we anticipate dramatically reducing our levels of land and seismic acquisition costs. Other efforts to enhance our liquidity and therefore accelerate our drilling include potentially forming a joint venture with another exploration and production company in the Williston Basin, selling a portion of our acreage position in the Williston Basin, selling our mineral acreage interests in the Williston Basin or another potential divestiture transaction.

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
The financial crisis and dramatic downturn in commodity prices has caused us to dramatically reduce our planned capital expenditure budget for 2009. Further, the high level of service costs in effect at year-end relative to commodity prices during the first two months of 2009 negatively impacted drilling returns. As a consequence, after completing the drilling phase of wells that were in progress at year-end 2008, we have elected to shut down all drilling activity. The capital budget outlined below is very conservative plan for 2009, mainly consisting of completing wells that were in progress at year-end 2008 and participating in non-operated wells in the Parshall, Austin and Sanish fields, which are located east of the Nesson Anticline in Mountrail County, North Dakota. Factors that could cause us to increase our level of activity in 2009 include an appropriate decline in service costs that are commensurate with commodity prices at the time, the formation of a joint venture with another exploration and production company, the completion of a sale of a portion of our acreage position, the completion of a financing transaction, or the rebound in commodity prices.
Our budgeted capital expenditures for 2009 are as follows:

2009
(In millions)
Drilling	$26.7
Net land and seismic	(2.4)
Capitalized costs	12.5
Other non-oil & gas assets	0.3

Total	$37.1

The final determination with respect to our 2009 budgeted expenditures will depend on a number of factors, including:
•	commodity prices;
•	production from our existing producing wells;
•	the results of our current exploration and development drilling efforts;
•	economic conditions at the time of drilling;
•	industry conditions at the time of drilling, including the availability of drilling and completion equipment;
•	our liquidity and the availability of external sources of financing; and
•	the availability of more economically attractive prospects.
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
To support our prospect generation activities, we allocate a portion of our capital expenditures to land and seismic. Over the past three years, we have spent $85.0 million on land and seismic activities.

For a more in depth discussion of our 2008 capital expenditures see “Item 2. Properties.”
Contractual Obligations
The following schedule summarizes our known contractual cash obligations at December 31, 2008 and the effect these obligations are expected to have on our future cash flow and liquidity.

	Payments Due by Year
				2011-	2013 and
	Total	2009	2010	2012	Thereafter
	(In thousands)
Debt:
Senior Notes	$160,000	$—	$—	$—	$160,000
Senior credit agreement	145,000	—	145,000	—	—
Mandatorily redeemable, Series A preferred stock	10,101	—	10,101	—	—

Total	$315,101	$—	$155,101	$—	$160,000
Other commitments:
Interest, Senior Notes(a)	$84,700	$15,400	$15,400	$30,800	$23,100
Interest, senior credit agreement(b)	5,813	$3,900	$1,913	—	—
Dividend Mandatorily redeemable, Series A preferred stock(c)	1,110	606	504	—	—
Non-cancelable operating leases	2,541	704	721	1,116	—

Total	$409,265	$20,610	$173,639	$31,916	$183,100

(a)	Calculated assuming $160 million of Senior Notes outstanding and an interest rate of 9.625%. The payments are made in May and November until maturity in May 2014.

(b)	Calculated assuming $145.0 million outstanding under our senior credit agreement, an interest rate of 2.69% and maturity in June 2010. This interest rate assumes that we utilize approximately 100% of the available borrowing base during the period and a Eurodollar rate of 0.44% plus a margin of 2.25%. The Eurodollar rate used for the calculation is the one month Eurodollar rate on December 31, 2008. The amount of interest that we pay on amounts borrowed under our senior credit agreement will fluctuate over time as borrowings increase or decrease, as the applicable Eurodollar rate increases and decreases and as the applicable interest rate increases or decreases. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

(c)	Calculated assuming $10.1 million of Series A preferred stock outstanding, a cash dividend of 6% per annum and a maturity of October 31, 2010.
We also have liabilities of $5.6 million related to asset retirement obligations on our Consolidated Balance Sheet as of December 31, 2008. Due to the nature of these obligations, we cannot determine precisely when payments will be made to settle these obligations. See “Item 8. Financial Statements and Supplementary Data — Note 6.”

Results of Operations
Comparison of the twelve-month periods ended December 31, 2008, 2007 and 2006
Production volumes

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Oil (MBbls)	578	47%	392	(11%)	442
Natural gas (MMcf)	7,996	(37%)	12,626	19%	10,603
Total (MMcfe)(1)	11,463	(23%)	14,978	13%	13,254
Average daily production (MMcfe/d)	31.8		41.6		36.8

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.
Our net equivalent production volumes for 2008 decreased by 23% to 11.5 Bcfe (31.8 MMcfe/d) from 15.0 Bcfe (41.6 MMcfe/d) in 2007. Our production volumes for 2008 decreased primarily due to the natural decline of production from our wells in the Vicksburg and Southern Louisiana. Additionally, volumes decreased as a result of our reallocation of capital expenditures from our conventional portfolio to the Williston Basin. Our Williston Basin wells are longer life production wells and do not have the initial production impact that our shorter reserve life conventional portfolio has on our production. Natural gas represented 70% and 84% of our total production in 2008 and 2007, respectively.
The following is additional information regarding our 2008 production:
•	Production from our Onshore Gulf Coast province for 2008 decreased 36% when compared to 2007. The decrease in production was attributable to the lower activity levels in the Vicksburg where we drilled five wells in 2007 versus three wells in 2008. The decrease was also attributable to the natural decline in our Southern Louisiana wells. Despite drilling three successful wells in Southern Louisiana in 2008, we did not hook up to production the first of these wells until December 2008. Our attempts to hook up these wells were negatively impacted by both Hurricanes Gustav and Ike, which impacted the Southern Louisiana area and affected the service providers that we utilize to hook up our wells. Production from this province represented 61% of our total production in 2008 versus 73% in 2007. Approximately 87% of our 2008 production from this province was natural gas compared to 89% in 2007.
•	Production from our Anadarko Basin province for 2008 decreased 33% when compared to 2007. The decrease in our production volumes was due to the natural decline in our wells and a lower activity level as we completed three wells in the province during 2007 versus only two in 2008. Production from this province represented 17% of our total production in 2008 versus 20% in 2007. Approximately 93% of our 2008 production from this province was natural gas compared to 94% in 2007.
•	Production from our Rocky Mountains province for 2008 increased 513% when compared to 2007. The production increase is attributable to the rapid escalation of our drilling activities in the Williston Basin, where we drilled 56 gross (11 net wells) during 2008. Production from this province represented 15% of our total production in 2008 versus 2% in 2007. Approximately 97% of our 2008 production from this province was oil compared to 90% in 2007.
•	Production from our West Texas & Other province for 2008 decreased 7% when compared to 2007. The decrease in production was attributable to natural well production declines. Production from this province represented 7% of our total production in 2008 versus 6% in 2007. Approximately 88% of our 2008 production from this province was oil compared to 86% in 2007.
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

The following is additional information regarding our 2007 production.
•	Production from our Onshore Gulf Coast province for 2007 increased 36% when compared to 2006, which was largely driven by our Bayou Postillion project in Southern Louisiana. Production from this province represented 73% of our total production in 2007 versus 61% in 2006. Approximately 89% of our 2007 production from this province was natural gas compared to 82% in 2006.
•	Production from our Anadarko Basin province for 2007 decreased 29% when compared to 2006. The decrease in our production volumes was due to the natural decline of the wells as well as the temporary abandonment of our Mills Ranch 98-2 because of mechanical difficulties. Production from this province represented 20% of our total production in 2007 versus 31% in 2006. Approximately 94% of our 2007 production from this province was natural gas compared to 92% in 2006.
•	Production from our Rocky Mountains province for 2007 increased 167% when compared to 2006. The production increase is attributable to our wells in North Dakota being on line for a full year as well as our increased level of activity in the Mowry during 2007. Production from this province represented 2% of our total production in 2007 versus 1% in 2006. Approximately 90% of our 2007 production from this province was oil compared to 92% in 2006.
•	Production from our West Texas & Other province for 2007 decreased 12% when compared to 2006. The decrease in production was due to the natural decline of the wells. Production from this province represented 6% of our total production in 2007 versus 7% in 2006. Approximately 86% of our 2007 production from this province was oil compared to 83% in 2006.

Revenue, commodity prices and hedging
The following table shows our revenue from the sale of oil and natural gas for 2008, 2007 and 2006. On October 1, 2006, we de-designated all derivatives that were previously classified as cash flow hedges and, as a result, we now mark-to-market these derivatives. In addition, all subsequent derivatives are undesignated and therefore subject to mark-to-market accounting. Mark-to-market accounting requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. Since October 1, 2006, we include both derivative settlements and unrealized gains (losses) within revenue. As such, unrealized gains (losses) on derivatives are no longer included within either other comprehensive income or other income (expense) and are therefore reflected in the revenue as outlined in the table below.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands, except per unit measurements)
Oil revenue:
Oil revenue	$51,449	81%	$28,347	0%	$28,291
Oil derivative settlement gains (losses)	(2,564)	724%	(311)	NM	157

Oil revenue including oil derivative settlements	$48,885	74%	$28,036	(1%)	$28,448
Oil derivative unrealized gains (losses)	2,983	NM	(2,328)	NM	175

Oil revenue including derivative settlements and unrealized gains (losses)	51,868	102%	25,708	(10%)	28,623
Natural gas revenue:
Natural gas revenue	$73,659	(20%)	$92,210	29%	$71,503
Natural gas derivative settlement gains (losses)	(1,028)	NM	4,478	23%	3,639

Natural gas revenue including derivative settlements	$72,631	(25%)	$96,688	29%	$75,142
Natural gas derivative unrealized gains (losses)	3,157	NM	(3,503)	NM	2,405

Natural gas revenue including derivative settlements and unrealized gains (losses)	75,788	(19%)	93,185	20%	77,547
Oil and natural gas revenue:
Oil and natural gas revenue	$125,108	4%	$120,557	21%	$99,794
Oil and natural gas derivative settlement gains (losses)	(3,592)	NM	4,167	10%	3,796

Oil and natural gas revenue including derivative settlement gains (losses)	121,516	(3%)	124,724	20%	103,590
Oil and natural gas derivative unrealized gains (losses)	6,140	NM	(5,831)	NM	2,580

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	127,656	7%	118,893	12%	106,170
Other revenue	132	50%	88	(31%)	127

Total revenue	$127,788	7%	$118,981	12%	$106,297

Average oil prices:
Oil price (per Bbl)	$89.06	23%	$72.30	13%	$64.04
Oil price including derivative settlement gains (losses) (per Bbl)	$84.63	18%	$71.51	11%	$64.39
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$89.79	37%	$65.57	1%	$64.79
Average natural gas prices:
Natural gas price (per Mcf)	$9.21	26%	$7.30	8%	$6.74

Natural gas price including derivative settlement gains (losses) (per Mcf)	$9.08	19%	$7.66	8%	$7.09

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands, except per unit measurements)
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$9.48	28%	$7.38	1%	$7.31
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$10.91	36%	$8.05	7%	$7.53
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	$10.60	27%	$8.33	7%	$7.82
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$11.14	40%	$7.94	(1%)	$8.01

	2007	2006
	to 2008	to 2007

Change in revenue from the sale of oil
Price variance impact	$9,684	$3,240
Volume variance impact	13,418	(3,184)
Cash settlement of derivative hedging contracts	(2,253)	(468)
Unrealized gains (losses) due to derivative hedging contracts	5,311	(2,503)

Total change	$26,160	$(2,915)

Change in revenue from the sale of natural gas
Price variance impact	$15,286	$7,110
Volume variance impact	(33,837)	13,597
Cash settlement of derivative hedging contracts	(5,506)	839
Unrealized gains (losses) due to derivative hedging contracts	6,660	(5,908)

Total change	$(17,397)	$15,638

Change in revenue from the sale of oil and natural gas
Price variance impact	$24,970	$10,350
Volume variance impact	(20,419)	10,413
Cash settlement of derivative hedging contracts	(7,759)	371
Unrealized gains (losses) due to derivative hedging contracts	11,971	(8,411)

Total change	$8,763	$12,723

Our 2008 oil and natural gas revenue including derivative settlements and unrealized gains (losses) increased $8.8 million, or 7% when compared to 2007. The following were the primary reasons for the increase in our revenue:
•	A 36% increase in the average natural gas equivalent price increased revenue by $25.0 million;
•	A $6.1 million unrealized gain due to derivative hedging contracts in 2008 versus a $5.8 million unrealized loss due to derivative hedging contracts in 2007 increased revenue by $12.0 million;
•	A 23% decrease in our production volumes decreased revenue by $20.4 million; and
•	A $3.6 million loss from the settlement of derivative contracts in 2008 versus a $4.2 million settlement gain in 2007 decreased revenue by $7.8 million.

Our 2007 oil and natural gas revenue including derivative settlements and unrealized gains (losses) increased $12.7 million, or 12% when compared to 2006. The following were the primary reasons for the increase in our revenue:
•	An 13% increase in our production volumes increased revenue by $10.4 million;
•	An 7% increase in the average natural gas equivalent price increased revenue by $10.4 million;
•	A $4.2 million gain from the settlement of derivative contracts in 2007 versus a $3.8 million settlement gain in 2006 increased revenue by $0.4 million; and
•	A $5.8 million unrealized loss due to derivative hedging contracts in 2007 versus a $2.6 million unrealized gain due to derivative hedging contracts in 2006 decreased revenue by $8.4 million.
Other revenue. Other revenue relates to fees that we charge third parties who use our gas gathering systems to move their production from the wellhead to third party gas pipeline systems. Other revenue for 2008 was $132,000 compared to $88,000 in 2007 and $127,000 in 2006. Costs related to our gas gathering systems are recorded in lease operating expenses.
Hedging. We utilize swaps, collars, and three way costless collars to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments and Hedging Activities” for a description of our derivative contracts and our open derivative contracts.
The following table details derivative contracts that settled during 2008, 2007 and 2006 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain /(loss) upon settlement.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Oil collars and three way costless collars
Volumes (Bbls)	182,500	(31%)	263,000	59%	165,000
Average floor price (per Bbl)	$69.55	22%	$56.82	2%	$55.86
Average ceiling price (per Bbl)	$93.82	15%	$81.50	7%	$76.23
Gain /(loss) upon settlement (in thousands)	$(2,564)	724%	$(311)	NM	$157
Natural gas collars and three way costless collars
Volumes (MMbtu)	4,850,000	(35%)	7,425,000	82%	4,070,000
Average floor price (per MMbtu)	$7.65	4%	$7.34	(7%)	$7.90
Average ceiling price (per MMbtu)	$10.75	(13%)	$12.40	(13%)	$14.33
Gain /(loss) upon settlement (in thousands)	$(1,028)	NM	$4,478	23%	$3,639

Operating costs and expenses
Production costs. We believe that per unit of production measures are the most effective basis for evaluating our production costs. We use this information to internally evaluate our performance, as well as to evaluate our performance relative to our peers.

	Unit-of-Production
	(Per Mcfe)
	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Production costs:

Operating & maintenance	$0.82	52%	$0.54	(14%)	$0.63
Expensed workovers	0.16	129%	0.07	17%	0.06
Ad valorem taxes	0.10	0%	0.10	(17%)	0.12

Lease operating expenses	$1.08	52%	$0.71	(12%)	$0.81
Production taxes	0.47	176%	0.17	(43%)	0.30

Production costs	$1.55	76%	$0.88	(21%)	$1.11

	Amount
	(In thousands)
	Year Ended December 31,
	2008	% Change	2007	% Change	2006
Production costs:

Operating & maintenance	$9,399	15%	$8,153	(1%)	$8,267
Expensed workovers	1,851	69%	1,097	38%	797
Ad valorem taxes	1,113	(23%)	1,454	(11%)	1,637

Lease operating expenses	$12,363	15%	$10,704	0%	$10,701
Production taxes	5,374	111%	2,541	(37%)	4,021

Production costs	$17,737	34%	$13,245	(10%)	$14,722
For 2008, our per unit production cost increased 76% when compared to 2007. The following were the primary reasons for the increase in our 2008 per unit production costs relative to 2007:
•	O&M expenses increased 52%, or by $0.28 per Mcfe, due to increases in salt water disposal, compressor rental and fuel costs;
•	Production taxes increased 176%, or by $0.30 per Mcfe, due to a $2.7 million decrease in gas production tax abatements in 2008 as compared to 2007; and
•	Expensed workovers increased 129%, or by $0.09 per Mcfe, due to an increase in the number and cost of our workovers in 2008.
For 2007, our unit production cost decreased 21% when compared to 2006. The following were the primary reasons for the increase in our 2007 per unit production costs relative to 2006:
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

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands, except per unit measurements)
General and administrative costs	$17,551	1%	$17,442	21%	$14,439
Capitalized general and administrative costs	(7,994)	(2%)	(8,166)	25%	(6,552)

General and administrative expenses	$9,557	3%	$9,276	18%	$7,887

General and administrative expenses (per Mcfe)	$0.83	34%	$0.62	3%	$0.60
Our general and administrative expenses in 2008 increased $0.3 million, or by $0.21 per Mcfe, over those in 2007. Before capitalization, our general and administrative costs increased by $0.1 million. We experienced the following fluctuations in general and administrative costs:
•	Total compensation expense decreased by $0.8 million from 2007 to 2008 due to lower levels of employee bonuses; and
•	Contract and professional fees increased by $0.6 million from 2007 to 2008 due to higher legal and audit fees.
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

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands, except per unit measurements)
Depletion of oil and natural gas properties	$53,498	(9%)	$59,079	27%	$46,386
Depletion of oil and natural gas properties (per Mcfe)	$4.67	19%	$3.94	13%	$3.50
Our depletion expense for 2008 was $5.6 million lower than 2007. A decrease in production volumes in 2008 lowered depletion expense by approximately $13.9 million, while an increase in our depletion rate increased depletion expense $8.3 million. The higher depletion rate was due to an increase in finding and development costs in 2008.
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
The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have a substantial downward revisions in our estimated proved reserves. During 2008, based on oil and gas prices in effect on December 31, 2008 ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $237.2 million impairment to our oil and gas properties. During 2007, based on oil and gas prices in effect on June 29, 2007 ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $6.5 million impairment to our oil and gas properties in the second quarter of 2007.
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

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands)
Interest on Senior Notes	$15,401	6%	$14,483	68%	$8,632
Interest on senior credit facility	1,960	3%	1,900	156%	743
Interest on senior subordinated notes(a)	—	NM	—	(100%)	699
Commitment fees	256	54%	166	(5%)	174
Dividend on mandatorily redeemable preferred stock	608	0%	606	0%	606
Amortization of deferred loan and debt issuance cost	1,032	11%	932	(44%)	1,665
Other general interest expense	—	(100%)	2	(60%)	5
Capitalized interest expense	(4,762)	37%	(3,467)	22%	(2,836)

Net interest expense	$14,495	(1)%	$14,622	51%	$9,688

Weighted average debt outstanding	$220,116	16%	$189,080	54%	$123,031
Average interest rate on outstanding indebtedness(b)	8.28%		9.1%		8.8%

(a)	Our senior subordinated notes were repaid in April 2006 in conjunction with our Senior Notes issuance. The agreement was terminated upon repayment. In conjunction with the termination of the subordinated notes agreement, the associated interest rate swap was terminated. The $0.8 million gain associated with the termination of the swap is included within other income (expense).

(b)	Calculated as the sum of the interest on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.

Our net interest expense for 2008 was 1% lower than 2007. The primary driver behind the decrease in our net interest expense was an increase in our capitalized interest associated with our higher level of capital spending in 2008 relative to 2007. Interest expense on our senior credit facility increased by only 3% despite an increase in our weighted average debt outstanding due to lower interest rates associated with the economic downturn experienced during the second half of 2008.
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

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands)
Derivative:
Non-cash gain (loss) due to change in fair market value of undesignated hedges	$ NA	NM	$ NA	NM	$ NA
Non-cash gain (loss) for ineffective portion of cash flow hedges	NA	NM	NA	NM	3,213
Cash settlement of undesignated hedges	NA	NM	NA	NM	NA

Derivative other income	—	NM	—	NM	3,213

Other:
Gain (loss) on sale of inventory or assets	—	(100%)	71	NM	(64)
Other income (loss)	530	(44%)	951	(33%)	1,416

Miscellaneous other income (loss)	530	(48%)	1,022	(24%)	1,352
Total other income (loss)	$530	(48%)	$1,022	(78%)	$4,565

The following table shows the volumes and the weighted average NYMEX reference price for our undesignated derivative contracts under SFAS 133 in 2006 prior to the change to mark-to-market accounting.

Year Ended December 31,
2006
Written oil puts
Volumes (Bbls)	40,500
Average price ($ per Bbl)	$43.56
Total oil hedges
Volumes (Bbls)	40,500
Average price ($ per Bbl)	$43.56
Written natural gas puts
Volumes (MMbtu)	1,510,000
Average price ($ per MMbtu)	$6.81
Written natural gas basis swaps
Volumes (MMbtu)	1,260,000
Average price ($per MMbtu)	$0.20
Total natural gas hedges
Volumes (MMbtu)	2,770,000
Average price ($ per MMbtu)	$3.80

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments and Hedging Activities” for a description of our derivative contracts and our derivative contracts open at December 31, 2008.
Income taxes. We utilize the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
In 2006, we recognized a current year net deferred federal tax liability of $12.3 million, which consisted of an $11.5 million increase in our 2006 deferred federal income tax expense and a $0.8 million tax effect of unrealized hedging gains. The $2.3 million decrease in our 2006 deferred federal tax expense was primarily due to a $9.9 million decrease in pre-tax income. We also recognized a current year net deferred state tax liability of $1.2 million, which consisted of a $1.3 million new Texas Franchise tax (“Margin Tax”) ($0.9 million after-tax) and miscellaneous deferred tax benefits of other states. The primary reasons for the difference between our effective tax rate of 39.2% and the federal statutory rate of 35% were due to the Margin Tax and our inability to deduct dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
In 2007, we recognized a current year net deferred federal tax liability of $5.5 million, which consisted of a $5.9 million increase in our 2007 deferred federal income tax expense and a $0.4 million tax effect of unrealized hedging gains. The $5.9 million increase in our 2007 deferred federal tax expense was primarily due to a $15.6 million decrease in pre-tax income. We also recognized a current year net deferred state tax liability of $0.9 million, which consisted of the Margin Tax and other state taxes. The primary reasons for the difference between our effective tax rate of 39.7% and the federal statutory rate of 35% were due to state income taxes in Texas, North Dakota, and Louisiana and our inability to deduct dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
In 2008, we recognized a current year net deferred federal tax benefit of $40.8 million. The $40.8 million tax benefit was due to a $222 million decrease in pre-tax income, which primarily resulted from the ceiling test writedown of $237.2 million. We also recognized a current year net deferred state tax benefit of $2 million, which consisted of the Margin Tax and other state tax benefits. The primary reasons for the difference between our effective tax rate of 20.8% and the federal statutory rate of 35% were increases in our valuation allowances on federal and state net operating losses and our inability to deduct dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
Liquidity and Capital Resources
Sources of Capital
In 2009, we intend to fund our capital expenditure program and contractual commitments with cash on hand, cash flows from operations,reimbursements of prior land and seismic costs by third parties who participate in our projects, the sale of interests in projects and properties or alternative financing sources.

9 5/8% Senior Notes due 2014
In April 2006, we issued $125 million of Senior Notes. The Senior Notes were priced at 98.629% of their face value to yield 9.875% and are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. (the “Guarantors”). We entered into an indenture (the “Indenture”) dated April 20, 2006, among us, the Guarantors and Wells Fargo Bank, N.A., as trustee, relating to the Senior Notes.
In April 2007, we issued $35 million in Senior Notes. The Senior Notes were issued as an add-on to our existing $125 million of Senior Notes under the Indenture. The add-on notes were priced at 99.50% of face value to yield 9.721%.
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
Additionally, the Indenture contains customary restrictions and covenants, which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of December 31, 2008.
Senior Credit Agreement
Our senior credit agreement provides for revolving credit borrowings up to $200 million and matures June 29, 2010. In May and November 2008, in conjunction with our regularly scheduled semi-annual redeterminations, the borrowing base was reset to $135 million and $145 million, respectively.
Covenants under our Senior Notes preclude us from incurring additional debt under the senior credit agreement to the extent our total debt under the senior credit agreement exceeds 25% of a calculated proved PV10 value based on year-end prices, as defined in our Indenture, which is referred to as Adjusted Consolidated Net Tangible Assets. Because of the dramatic downturn in commodity prices during the second half of 2008 and because covenant calculations will rely on year-end 2008 prices for the above referenced calculation for the entirety of 2009, we elected to draw down the remaining $33 million of unused capacity under our senior credit facility before the lower year-end 2008 prices limited our access to this unused capacity and therefore negatively impacted our corporate liquidity. As a result, as of December 31, 2008, we had $145.0 million outstanding and therefore had no unused committed borrowing capacity available. As of March 10, 2009, we had $145.0 million of borrowings outstanding under the senior credit agreement and $33.3 million of cash on deposit.
Since the borrowing base for our senior credit agreement is redetermined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement could fluctuate. In the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to pay off the borrowing base deficiency and carry out our planned spending for exploration and development activities. See “Item 1A — Risk Factors — Availability under our senior credit facility is based on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our senior credit facility.”

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

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
< 50%	1.500%	0.000%
50% and < 75%	1.750%	0.250%
75% and < 90%	2.000%	0.500%
≥ 90%	2.250%	0.750%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the highest of the following, in each case, to the extent determinable by the Administrative Agent: (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Eurodollar Rate with respect to Interest Periods of one month determined as of approximately 11:00 a.m. (London time) on such day plus 1.50% and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
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

Percent of
Borrowing Base	Quarterly
Utilized	Commitment Fee
< 50%	0.300%
50% and < 75%	0.375%
75% and < 90%	0.500%
≥ 90%	0.500%
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at December 31, 2008 and interest coverage ratio for the twelve-month period ended December 31, 2008 were 1.5 to 1 and 6.7 to 1, respectively. As of December 31, 2008, we were in compliance with all covenant requirements in connection with our senior credit agreement.
Covenants governing our Indenture limit our ability to incur additional secured debt. Based on these covenants and the value of our proved reserves as of December 31, 2008, we calculate that as of the beginning of 2009 we are unable to incur additional secured debt beyond the $145 million that is currently outstanding under our senior credit agreement. Growth in our proved reserves could give us the flexibility to incur additional secured debt.
Mandatorily Redeemable Preferred Stock
As of December 31, 2008, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.

Access to Capital Markets
We currently have one effective universal shelf registration statement covering the sale, from time to time, of our common stock, preferred stock, depositary shares, warrants and debt securities, or a combination of any of these securities. It has not been utilized to date and has $300 million available; however, it expires in June 2009. Additionally, our ability to raise additional capital using our shelf registration statement may be limited due to overall conditions of the stock market or the oil and natural gas industry.
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.
Analysis of Changes In Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during 2008, 2007 and 2006.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(In thousands)
Net income	$(162,247)	NM	$10,210	(48%)	$19,788
Non-cash charges	245,545	199%	82,004	42%	57,555
Changes in working capital and other items	(13,668)	674%	(1,765)	NM	11,344

Cash flows provided by operating activities	$69,630	(23%)	$90,449	2%	$88,687
Cash flows used by investing activities	(179,866)	82%	(99,093)	(42%)	(171,747)
Cash flows provided (used) by financing activities	136,416	649%	18,207	(78%)	83,385

Net increase (decrease) in cash and cash equivalents	$26,180	174%	$9,563	2,842%	$325

Analysis of net cash provided by operating activities
Net cash provided by operating activities for 2008 was $20.8 million lower than 2007. The following are the primary reasons for the decrease:
•	A 23% decrease in production volumes decreased operating cash flow by $20.4 million.
•	Lower levels of hedge settlements decreased operating cash flow by $7.8 million.
•	Higher lease operating costs, production taxes and general & administrative expense decreased operating cash flow by $4.8 million.
•	The change in working capital reduced operating cash flow by $11.9 million.
•	These decreases in operating cash flow were partially offset by a 36% increase in prices, which increased operating cash flow by $25.0 million.
Net cash provided by operating activities for 2007 was $1.8 million higher than 2006. The following are the primary reasons for the increase:
•	A 13% increase in our production volumes from 2006 to 2007 combined with a 7% increase in prices including hedge settlements from 2006 to 2007 increased net cash provided by operating activities by $21.1 million.
•	The change in working capital reduced operating cash flow by $13.1 million.
•	An increase in net interest expense reduced cash provided by operating activities by $4.9 million
•	A reduction in interest income and other income reduced operating cash flow by $0.9 million.

Working Capital
Working capital is the amount by which current assets exceed current liabilities. Typically, we report a working capital deficit at the end of a period. However, at the end of 2008, we had fully drawn down our credit facility and placed the cash on deposit. This resulted in a working capital surplus at the end of 2008 versus a working capital deficit at the end of 2007 and 2006. Deficits are typically the result of accounts payable related to lease operating expenses, exploration and development costs, royalties payable and gas imbalances payable. Settlement of these payables are typically funded by cash flows from operations or, if necessary, by additional borrowing under our senior credit facility.
Our working capital surplus at December 31, 2008 was $30.3 million compared to working capital deficits of $9.2 million and $26.2 million at December 31, 2007 and December 31, 2006, respectively. Our working capital surplus at December 31, 2008, included a current asset of $5.1 million related to the fair value our derivative contracts. Our working capital deficit at December 31, 2007, included an asset of $1.4 million and a liability of $1.8 million related to the fair value our derivative contracts.
Analysis of changes in cash flows used by investing activities
Net cash used by investing activities increased by $80.8 million from 2007 to 2008. The primary drivers for the increase were a $39.4 million increase in our drilling capital expenditures and a $18.3 million increase in our land and seismic capital expenditures. Additionally, in 2008 we received $36 million less in proceeds from asset sales. These increases to cash used in investing activities were offset by a $13.4 million decrease in cash used in investing activities associated with the change in our accrued drilling costs.
Net cash used by investing activities decreased by $72.7 million from 2006 to 2007. The primary drivers for the decrease were a $45.5 million decrease in our drilling capital expenditures, a $14.2 million decrease in our land and seismic capital expenditures and $36.1 million in proceeds and asset retirement obligation reduction from the sale of our Anadarko Basin Granite Wash assets. These reductions were offset by a $19.6 million increase in cash used in investing activities associated with the change in our accrued drilling costs.

The following is a detailed breakout of our net cash used in investing activities for 2008, 2007 and 2006 in thousands.

	2008	% Change	2007	% Change	2006
Capital expenditures for oil and natural gas activities:
Drilling	$136,248	41%	$96,833	(32%)	$142,338
Land and seismic	35,796	104%	17,527	(45%)	31,683
Capitalized cost	12,852	10%	11,631	17%	9,954
Capitalized asset retirement obligation	412	27%	325	(47%)	609

Total	$185,308	47%	$126,316	(32%)	$184,584

Reconciling Items:
Granite Wash proceeds & ARO reduction	$—	100%	$(36,050)	100%	$—
Other property and equipment	470	24%	378	NM	(213)
Change in accrued drilling costs	(4,927)	NM	8,469	NM	(11,092)
Other	(985)	4825%	(20)	(99%)	(1,532)

Total Reconciling Items	(5,442)	(80%)	(27,223)	112%	(12,837)

Net cash used in investing activities	$(179,866)	82%	$(99,093)	(42%)	$(171,747)

Analysis of changes in cash flows from financing activities
Over the three year period ended December 31, 2008, we have entered into various financing transactions with the intent of increasing our liquidity so that we could fund our capital expenditures for the exploration and development of oil and natural gas properties.
Our net cash provided by financing activities in 2008 was $118.2 million higher than in 2007. The majority of the increase was due to increased borrowings under our senior credit facility. Net cash provided by financing activities in 2007 was $65.2 million lower than that in 2006. The majority of the decrease was due to the issuance of our Senior Notes in April 2006.
Common Stock Transactions
Our net proceeds from the sale of common stock and employee stock option exercises were $1,594,000 higher in 2008 than they were in 2007. This compares to net proceeds that were $5,000 higher in 2007 than in 2006.
The following is a list of common stock transactions that occurred in 2008, 2007 and 2006 in thousands except share data.

	Shares Issued	Net Proceeds
2008 common stock transactions:
Exercise of employee stock options	385,715	2,066
2007 common stock transactions:
Exercise of employee stock options	123,500	472
2006 common stock transactions:
Exercise of employee stock options	95,100	467
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
We utilize the full cost method of accounting to account for our oil and natural gas investments instead of the successful efforts method because we believe it more accurately reflects the underlying economics of our programs to explore and develop oil and natural gas reserves. The full cost method embraces the concept that dry holes and other expenditures that fail to add reserves are intrinsic to the oil and natural gas exploration business. Thus, under the full cost method, all costs incurred in connection with the acquisition, development and exploration of oil and natural gas reserves are capitalized. These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs, geological and geophysical costs and capitalized interest. Although some of these costs will ultimately result in no additional reserves, they are part of a program from which we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. The full cost method differs from the successful efforts method of accounting for oil and natural gas investments. The primary difference between these two methods is the treatment of exploratory dry hole costs. These costs are generally expensed under the successful efforts method when it is determined that measurable reserves do not exist. Geological and geophysical costs are also expensed under the successful efforts method. Under the full cost method, both dry hole costs and geological and geophysical costs are initially capitalized and classified as unevaluated properties pending determination of proved reserves. If no proved reserves are discovered, these costs are then amortized with all the costs in the full cost pool.
Capitalized amounts except unevaluated costs are depleted using the units of production method. The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes. Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods. For the quarter ended December 31, 2008, our average depletion expense per unit of production was $5.03 per Mcfe. A 10% decrease in our estimated net proved reserves at December 31, 2008 would result in a $0.32 per Mcfe increase in our per unit depletion expense and a $1.1 million decrease in our pre-tax net income, following recognition of the December 31, 2008 capitalized ceiling impairment.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity. Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test write-down increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Based on oil and gas prices in effect on December 31, 2008 ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit. As such, we recorded a $237.2 million ($148.6 million after tax) impairment to our oil and gas properties at December 31, 2008. Also, at the end of June 2007, the unamortized cost of our oil and gas properties exceeded the ceiling limit based on oil and gas prices in effect ($6.80 per MMBtu for Henry Hub gas and $70.47 per barrel for West Texas Intermediate oil, adjusted for differentials). Therefore, we recorded a $6.5 million ($4.1 million after tax) impairment to our oil and gas properties at June 30, 2007. No assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly. See “Item 1A. Risk Factors — Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts,” “Item 1A. Risk Factors — We need to replace our reserves at a faster rate than companies whose reserves have longer production lives. Our failure to replace our reserves would result in decreasing reserves and production over time” and “Item 1A. Risk Factors — Lower oil and natural gas prices may cause us to record ceiling limitation write-downs, which would reduce our stockholders’ equity.”
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
We have a significant deferred tax asset associated with net operating loss carryforwards (NOLs). It is more likely than not that we will not use all of these NOLs to offset current tax liabilities in future years. We have, therefore, established a valuation allowance on the portion of the NOLs that may expire unused based on estimates of the reversal of our temporary differences. Our NOLs are more fully described in “Item 8. Financial Statements and Supplementary Data — Note 7.”

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
The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.
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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on our financial statements.
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
SEC Rulemaking
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

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
The prices we receive for our oil production are based on global market conditions. Our average pre-hedged sales price for oil in 2008 was $89.06 per barrel, which was 23% higher than the prices we received in 2007. Despite being higher for the full year of 2008, oil prices rapidly decreased during the second half of 2008. In the fourth quarter 2008, pre-hedged oil prices were $50.07, which represented a 44% decrease in price from the fourth quarter 2007. Significant factors that will impact 2009 oil prices include the pace at which the domestic and global economies recover from the current recession, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas and developments in the Middle East Countries.
Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas are changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Over the past three years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in 2008 was $9.21 per Mcf, which was 26% higher than the price we received in 2007. Similar to oil prices, natural gas prices also rapidly decreased during the second half of 2008. During the fourth quarter of 2008, our average pre-hedged sales price for natural gas was $6.43 per Mcf versus $7.57 per Mcf in the fourth quarter 2007, which represents a 15% decrease in prices. Natural gas prices in 2009 will be dependent upon many factors including the balance between North American supply and demand.
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
The fair values of our derivative contracts are determined based on counterparties’ estimates and valuation models. We did not change our valuation methodology during the year ended December 31, 2008. The following table reconciles the changes that occurred in the fair values of our open derivative contracts during 2008.

Fair Value of
Undesignated
Derivative
Contracts
Estimated fair value of open contracts at December 31, 2007	$(627)

Changes in fair values of derivative contracts:
Natural gas collars	$4,011
Oil collars	5,546
Settlements of derivative contracts that were open at December 31, 2007:
Natural gas collars	$(1,029)
Oil collars	(2,564)

Estimated fair value of open contracts at December 31, 2008	$5,337

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
During 2008, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas swaps and oil costless collars. See “Notes to the Consolidated Financial Statements — Note 10” for additional information regarding our derivative contracts.
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
We use swaps to fix the sales price for our anticipated future natural gas production. Upon settlement, we receive a fixed price for the hedged commodity and pay our counterparty a floating market price, as defined in each instrument. These instruments are settled monthly. When the floating price exceeds the fixed price for a contract month, we pay our counterparty. When the fixed price exceeds the floating price, our counterparty is required to make a payment to us. Prior to October 1, 2006, these contracts were designated as cash flow hedges.
Natural gas derivative transactions are generally settled based upon the average reported settlement prices on the NYMEX for the last three trading days of a particular contract month. Oil derivative transactions are generally settled based on the average reported settlement prices on the NYMEX for each trading day of a particular calendar month.

The following table reflects our open derivative contracts at December 31, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
01/01/09 - 03/31/09	150,000	$7.75	$9.82
01/01/09 - 03/31/09	90,000	$8.00	$10.20
01/01/09 - 03/31/09	150,000	$8.00	$7.95
01/01/09 - 01/31/09	80,000	$10.25	$12.25
02/01/09 - 03/31/09	140,000	$10.25	$12.25
04/01/09 - 09/30/09	300,000	$7.00	$7.50
04/01/09 - 09/30/09	120,000	$7.25	$9.80
04/01/09 - 09/30/09	420,000	$8.00	$8.00
01/01/09 - 03/31/09	90,000	$5.50	$7.90
02/01/09 - 03/31/09	120,000	$5.75	$7.50
04/01/09 - 09/30/09	240,000	$5.75	$7.50

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
01/01/09 - 03/31/09	150,000	$8.00	$10.35	$4.50
10/01/09 - 03/31/10	420,000	$8.00	$10.00	$5.50
04/01/09 - 09/30/09	420,000	$6.25	$8.80	$4.75

	Natural	Written
	Gas	Swap
Settlement Period	(MMbtu)	(Nymex)
Natural Gas Swaps
02/01/09 - 05/31/09	160,000	$5.865

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
01/01/09 - 06/30/09	18,000	$62.00	$81.75
01/01/09 - 03/31/09	21,000	$86.50	$120.00
The following table reflects commodity derivative contracts entered into subsequent to December 31, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/09 - 03/31/10	420,000	$5.75	$7.05
04/01/10 - 09/30/10	420,000	$5.75	$7.30
10/01/10 - 03/31/11	240,000	$6.50	$8.25
04/01/10 - 09/30/10	240,000	$5.75	$7.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/09 - 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural	Written
	Gas	Swap
Settlement Period	(MMbtu)	(Nymex)
Natural Gas Swaps
03/01/09 - 06/30/09	120,000	$4.64
03/01/09 - 08/31/09	420,000	$4.745
10/01/09 - 12/31/09	60,000	$4.90

	Crude	Written
	Oil	Swap
Settlement Period	(Bbls)	(Nymex)
Oil Swaps
04/01/09 - 12/31/09	90,000	$50.75

Interest Rate Risk
At December 31, 2008, we had $313.8 million of debt, of which $168.8 million was fixed rate debt. Our fixed rate debt consists of our $158.7 million in Senior Notes and $10.1 million in Series A preferred stock. The remaining $145 million of debt we had outstanding at December 31, 2008, was floating rate debt, which consisted of debt outstanding under our senior credit agreement.
The interest rate that we pay on amounts borrowed under our senior credit agreement is derived from the Eurodollar rate and a margin that is applied to the Eurodollar rate. This calculation was performed using the one month Eurodollar rate on December 31, 2008, which was 0.44%. The margin that we pay is based upon the percentage of our available borrowing base that we utilize at the beginning of the quarter. At December 31, 2008, the borrowing base for our senior credit agreement was $145 million. Since the amount that we had borrowed under our senior credit at December 31, 2008 was $145 million, we were utilizing 100% of our available borrowing base. At this level of utilization, our senior credit agreement requires us to pay a margin of 2.25%. Our all-in interest rate that we would be required to pay on the amounts borrowed under our senior credit facility would be 2.69%. A 10% increase in the Eurodollar rate would equal approximately 4 basis points. Such an increase in the Eurodollar rate would change our annual interest expense by approximately $58,000, assuming borrowed amounts under our senior credit facility remained constant at $145 million.
We are required to pay the dividends on our Series A preferred stock in cash at a rate of 6% per annum. The fair value of the Series A mandatorily redeemable preferred stock at December 31, 2008 was approximately $10.1 million.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2008, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to Brigham’s executive officers is set forth in Part I of this report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which sets forth certain information with respect to our equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 12, 2009.

BRIGHAM EXPLORATION COMPANY

By	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacity indicated have signed this report below as of March 12, 2009.

/s/ BEN M. BRIGHAM	Chief Executive Officer, President and Chairman of the Board

Ben M. Brigham	(Principal Executive Officer)

/s/ EUGENE B. SHEPHERD, JR.	Executive Vice President and Chief Financial Officer

Eugene B. Shepherd, Jr.	(Principal Financial and Accounting Officer)

/s/ DAVID T. BRIGHAM	Executive Vice President — Land and Administration and Director

David T. Brigham

/s/ HAROLD D. CARTER	Director

Harold D. Carter

/s/ STEPHEN C. HURLEY	Director

Stephen C. Hurley

/s/ STEPHEN P. REYNOLDS	Director

Stephen P. Reynolds

/s/ HOBART A. SMITH	Director

Hobart A. Smith

/s/ SCOTT W. TINKER	Director

Scott W. Tinker

BRIGHAM EXPLORATION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brigham Exploration Company:
We have audited the accompanying consolidated balance sheets of Brigham Exploration Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brigham Exploration Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as it relates to financial assets and liabilities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brigham Exploration Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Dallas, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brigham Exploration Company:
We have audited Brigham Exploration Company’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Brigham Exploration Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brigham Exploration Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Dallas, Texas
March 13, 2009

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,598	$13,863
Accounts receivable	24,558	14,609
Derivative assets	5,140	1,416
Inventory	6,070	519
Other current assets	2,154	2,098

Total current assets	78,520	32,505

Oil and natural gas properties, using the full cost method of accounting
Proved	632,275	728,607
Unproved	106,006	61,544
Accumulated depletion	(333,442)	(279,944)

	404,839	510,207

Other property and equipment, net	1,873	1,034
Deferred loan fees	3,122	3,687
Other noncurrent assets	702	995

Total assets	$489,056	$548,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,297	$12,301
Royalties payable	6,859	5,978
Accrued drilling costs	19,768	14,841
Participant advances received	2,226	2,095
Other current liabilities	5,065	6,503

Total current liabilities	48,215	41,718

Senior Notes	158,730	158,492
Senior credit facility	145,000	10,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 and 505,051 shares issued and outstanding at December 31, 2008 and 2007, respectively	10,101	10,101
Deferred income taxes	149	41,625
Other taxes payable	—	2,162
Other noncurrent liabilities	5,592	5,303
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,829,277 and 45,304,139 shares issued and 45,686,295 and 45,197,303 shares outstanding at December 31, 2008 and 2007, respectively	458	453
Additional paid-in capital	212,473	207,526
Treasury stock, at cost; 142,982 and 106,836 shares at December 31, 2008 and 2007, respectively	(1,202)	(854)
Accumulated other comprehensive income (loss)	—	115
Retained earnings (deficit)	(90,460)	71,787

Total stockholders’ equity	121,269	279,027

Total liabilities and stockholders’ equity	$489,056	$548,428

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Oil and natural gas sales	$125,108	$120,557	$102,835
Gain (loss) on derivatives, net	2,548	(1,664)	3,335
Other revenue	132	88	127

	127,788	118,981	106,297

Costs and expenses:
Lease operating	12,363	10,704	10,701
Production taxes	5,374	2,541	4,021
General and administrative	9,557	9,276	7,887
Depletion of oil and natural gas properties	53,498	59,079	46,386
Impairment of oil and natural gas properties	237,180	6,505	—
Depreciation and amortization	629	613	537
Accretion of discount on asset retirement obligations	361	379	317

	318,962	89,097	69,849

Operating income (loss)	(191,174)	29,884	36,448

Other income (expense):
Interest income	191	654	1,207
Interest expense, net	(14,495)	(14,622)	(9,688)
Other income (expense)	530	1,022	4,565

	(13,774)	(12,946)	(3,916)

Income (loss) before income taxes	(204,948)	16,938	32,532
Income tax benefit (expense):
Current	—	—	—
Deferred	42,701	(6,728)	(12,744)

	42,701	(6,728)	(12,744)

Net Income (loss)	$(162,247)	$10,210	$19,788

Net income (loss) per share available to common stockholders:
Basic	$(3.57)	$0.23	$0.44

Diluted	$(3.57)	$0.22	$0.43

Weighted average common shares outstanding:
Basic	45,441	45,110	45,017
Diluted	45,441	45,531	45,597
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other	Retained
			Additional		Unearned	Comprehensive	Earnings	Total
	Common Stock		Paid In	Treasury	Stock	Income	(Accumulated	Stockholders’
	Shares	Amounts	Capital	Stock	Compensation	(Loss)	Deficit)	Equity

Balance, December 31, 2005	44,918	$449	$202,127	$—	$(2,299)	$(426)	$41,789	$241,640
Comprehensive income (loss):
Net income	—	—	—	—	—	—	19,788	19,788
Unrealized gains (losses) on cash flow hedges	—	—	—	—	—	8,016	—	8,016
Tax provisions related to cash flow hedges	—	—	—	—	—	(770)	—	(770)
Net (gains) losses included in net income	—	—	—	—	—	(5,814)	—	(5,814)

Comprehensive income								21,220
Issuance of common stock	—	—	37	—	—	—	—	37
Vesting of restricted stock	77	1	(1)	—	—	—	—	—
Exercise of employee stock options	95	1	468	—	—	—	—	469
Repurchases of common stock	—	—	—	(230)	—	—	—	(230)
Forfeitures of restricted stock	—	—	432	(432)	—	—	—	—
Adoption of FAS 123R	—	—	(2,299)		2,299	—	—	—
Vesting of share-based payments	—	—	2,879	—	—	—	—	2,879

Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$—	$1,006	$61,577	$266,015
Comprehensive income (loss):
Net income	—	—	—	—	—	—	10,210	10,210
Tax provisions related to cash flow hedges	—	—	—	—	—	480	—	480
Net (gains) losses included in net income	—	—	—	—	—	(1,371)	—	(1,371)

Comprehensive income								9,319
Issuance of common stock	—	—	—	—	—	—	—	—
Vesting of restricted stock	90	1	(1)	—	—	—	—	—
Exercise of employee stock options	124	1	441	—	—	—	—	442
Repurchases of common stock	—	—	—	(192)	—	—	—	(192)
Vesting of share-based payments	—	—	3,443	—	—	—	—	3,443

Balance, December 31, 2007	45,304	$453	$207,526	$(854)	$—	$115	$71,787	$279,027
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(162,247)	(162,247)
Tax provisions related to cash flow hedges	—	—	—	—	—	61	—	61
Net (gains) losses included in net income	—	—	—	—	—	(176)	—	(176)

Comprehensive income (loss)								(162,362)
Vesting of restricted stock	139	1	(1)	—	—	—	—	—
Exercise of employee stock options	386	4	2,062	—	—	—	—	2,066
Repurchases of common stock	—	—	—	(348)	—	—	—	(348)
Vesting of share-based payments	—	—	2,886	—	—	—	—	2,886

Balance, December 31, 2008	45,829	$458	$212,473	$(1,202)	$—	$—	$(90,460)	$121,269

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(162,247)	$10,210	$19,788
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depletion of oil and natural gas properties	53,498	59,079	46,386
Impairment of oil and natural gas properties	237,180	6,505	—
Depreciation and amortization	629	613	537
Stock based compensation	1,592	1,905	1,571
Write-off of deferred loan costs	—	—	965
Amortization of discount and deferred loan fees	1,105	968	717
Accretion of discount on asset retirement obligations	361	379	317
Market value adjustment for derivative instruments	(6,140)	5,831	(5,794)
Deferred income taxes	(42,701)	6,728	12,744
Provision for doubtful accounts	17	—	48
Other noncash items	4	(4)	64
Changes in working capital and other items:
Accounts receivable	(9,966)	3,743	4,425
Other current assets	(6,521)	1,183	(1,874)
Accounts and royalties payable	2,877	(6,197)	7,336
Other current liabilities	500	(890)	1,803
Noncurrent assets	(330)	514	—
Noncurrent liabilities	(228)	(118)	(346)

Net cash provided by operating activities	69,630	90,449	88,687

Cash flows from investing activities:
Additions to oil and natural gas properties	(178,637)	(132,932)	(171,597)
Proceeds from sale of oil and natural gas properties	—	35,446	25
Additions to other property and equipment	(1,472)	(707)	(510)
(Increase) decrease in drilling advances paid	798	(900)	335
Additions to restricted cash	(555)	—	—

Net cash used by investing activities	(179,866)	(99,093)	(171,747)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	37
Proceeds from exercise of employee stock options	2,066	472	469
Proceeds from Senior Notes offering	—	34,825	123,286
Repurchases of common stock	(348)	(192)	(230)
Increase in senior credit facility	139,500	58,800	55,800
Repayment of senior credit facility	(4,500)	(74,700)	(63,000)
Principal payments on senior subordinated notes	—	—	(30,000)
Deferred loan fees paid and equity costs	(302)	(998)	(2,977)

Net cash provided (used) by financing activities	136,416	18,207	83,385

Net increase (decrease) in cash and cash equivalents	26,180	9,563	325
Cash and cash equivalents, beginning of year	13,863	4,300	3,975

Cash and cash equivalents, end of year	$40,043	$13,863	$4,300

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham, Inc. is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Since its inception, the Partnership has focused its exploration and development of oil and natural gas properties primarily in the Rocky Mountains, onshore Texas Gulf Coast, the Anadarko Basin, and West Texas.
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
Cash and Cash Equivalents
Brigham considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Restricted cash at December 31, 2008 includes deposits in an interest bearing escrow account under the terms of a turnkey drilling contract executed during the third quarter of 2008.
Inventory
Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities and is carried at the lower of cost or market using the specific identification method.
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
Other property and equipment, which primarily consists of 3-D seismic interpretation workstations, is depreciated on a straight-line basis over the estimated useful lives of the assets after considering salvage value. Estimated useful lives are as follows:

Furniture and fixtures	10 years
Machinery and equipment	5 years
3-D seismic interpretation workstations and software	3 years
Pipeyard equipment	15 years
Land	—
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
The following table reflects the components of other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balance, beginning of year	$115	$1,006	$(426)
Current period settlements reclassified to earnings	—	—	(3,042)
Current period change in fair value of hedges	—	—	11,058
Tax benefits (provisions) related to cash flow hedges	61	480	(770)
Net (gains) losses included in earnings	(176)	(1,371)	(5,814)

Balance, end of year	$—	$115	$1,006

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
Mandatorily Redeemable Preferred Stock
The Seriies A Preferred Stock is presented in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. Brigham adopted this standard as required on July 1, 2003.

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
The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs relatd to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.
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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on Brigham’s financial statements.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Brigham is currently evaluating the impact that the adoption will have on the financial statements.
3. Property and Equipment
Property and equipment, at cost, are summarized as follows (in thousands):

	December 31,
	2008	2007
Oil and natural gas properties	$738,281	$790,151
Accumulated depletion	(333,442)	(279,944)

	404,839	510,207

	December 31,
	2008	2007
Other property and equipment:
3-D seismic interpretation workstations and software	1,585	1,442
Office furniture and equipment	3,438	3,110
Pipeyard equipment	546	—
Land	408	—
Accumulated depreciation	(4,104)	(3,518)

	1,873	1,034

	$406,712	$511,241

Depletion expense is based on units-of-production. Production volumes used to determine depletion expense were 11,462 MMcfe, 14,978 MMcfe, and 13,254 MMcfe for 2008, 2007, and 2006 respectively. The depletion rate used to calculate depletion expense was $4.67, $3.94, and $3.50 for 2008, 2007, and 2006, respectively.
Brigham capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in oil and natural gas properties over the periods benefited by these activities. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs are summarized as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Capitalized certain payroll and other internal costs	$7,994	$8,164	$7,118
Capitalized interest costs	4,761	3,467	2,836

	$12,755	$11,631	$9,954

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The risk that Brigham will experience a ceiling test writedown increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on oil and natural gas prices in effect at the end of the year 2006, the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $40.4 million, net of tax. However, subsequent to the end of the year, oil and natural gas prices increased and, utilizing these prices, Brigham’s net capitalized costs of oil and natural gas properties would not have exceeded the ceiling limit. As a result of the increase in the ceiling limit using subsequent prices, Brigham was not required to writedown the net capitalized costs of its oil and gas properties.
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
Based on oil and gas prices in effect at the end of December 2008 ($5.710 per MMBtu for Henry Hub natural gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $148.6 million, net of tax. As a result, Brigham was required to record a writedown of the net capitalized costs of its oil and gas properties in the amount of $148.6 million, net of tax, at December 31, 2008.
During the third quarter 2007, Brigham sold its Anadarko Basin Granite Wash oil and gas properties for net proceeds of $35.4 million with an effective date of September 1, 2007. The proceeds for the sale were applied to reduce the capitalized costs of oil and natural gas properties.
4. Senior Credit Facility, Senior Notes, and Senior Subordinated Notes
The following table reflects the outstanding balances of the senior credit facility, senior notes, and senior subordinated notes for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Senior Credit Facility	$145,000	$10,000
Senior Notes	160,000	160,000
Discount on Senior Notes	(1,270)	(1,508)

Total Debt	$303,730	$168,492
Less: Current Maturities	—	—

Total Long-Term Debt	$303,730	$168,492

Senior Credit Facility
In June 2005, Brigham amended and restated the $100 million senior credit agreement to provide for revolving credit borrowings up to $200 million and to extend the maturity of the agreement from March 2009 to June 2010. In conjunction with the issuance of the Senior Notes, the borrowing base was reset to $50 million. In November 2006, Brigham concluded its semi-annual redetermination process and at that time the borrowing base was reset to $110 million. In April 2007, in conjunction with the issuance of the Senior Notes add-on, the borrowing base was reset to $101 million. As a result of the September 2007 Anadarko Basin Granite Wash asset sale, Brigham conducted its semi-annual redetermination at the time of the sale and the borrowing base was reaffirmed at $101 million. In May and November 2008, in conjunction with Brigham’s scheduled semi-annual redeterminations, the borrowing base was reset to $135 million and $145 million, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2006, proceeds from the Senior Notes issuance were used to repay the $48.4 million balance outstanding under the senior credit agreement. In April 2007, proceeds from the Senior Notes add-on issuance were used to repay a portion of the balance outstanding under the senior credit agreement. As of December 31, 2008, Brigham had $145 million in borrowings outstanding under its senior credit facility.
Borrowings under the senior credit facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the senior credit facility) or Eurodollar rate (0.44% at December 31, 2008), plus in each case an applicable margin that is reset quarterly (2.25% at December 31, 2008). The applicable interest rate margin varies from 0.0% to 0.75% in the case of borrowings based on the base rate (as the term is defined in the senior credit facility) and from 1.5% to 2.25% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base. The applicable commitment fee varies from 0.30% to 0.50%, depending on the percentage of the available borrowing base not utilized. Borrowings under the senior credit facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The senior credit facility contains various covenants, including among others restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The senior credit facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1 and an interest coverage ratio (as defined) of at least 3 to 1. At December 31, 2008, Brigham was in compliance with all covenants under the senior credit facility.
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At December 31, 2008, Brigham was in compliance with all covenants under the indenture.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Preferred Stock
Series A Mandatorily Redeemable Preferred Stock
The following table reflects the outstanding shares of Series A mandatorily redeemable preferred stock and the activity related thereto for the years ended December 31, 2008 and 2007 (in thousands, except share amounts):

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	Shares	Amounts	Shares	Amounts
Balance, beginning of year	505,051	$10,101	505,051	$10,101

Balance, end of year	505,051	$10,101	505,051	$10,101

Brigham has designated 2,250,000 shares of preferred stock as Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share and a stated value of $20 per share. The Series A Preferred Stock is cumulative and pays dividends quarterly at a rate of 6% per annum of the stated value in cash. The Series A Preferred Stock matures on October 31, 2010 and is redeemable at Brigham’s option at 100% or 101% of stated value (depending upon certain conditions) at anytime prior to maturity. The Series A Preferred Stock does not generally have any voting rights, except for certain approval rights and as required by law.
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
Brigham has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Beginning asset retirement obligations	$5,047	$5,002
Liabilities incurred for new wells placed on production	412	326
Liabilities settled	(228)	(45)
Revisions to estimates due to sale of oil and gas properties	—	(615)
Accretion of discount on asset retirement obligations	361	379

	$5,592	$5,047

7. Income Taxes
Brigham utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under SFAS 109, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2008, Brigham’s deferred tax liability relating to oil and gas properties was significantly reduced primarily due to Brigham’s ceiling test write-down. After testing to determine if the deferred tax assets would meet the more likely than not criteria, Brigham increased its federal valuation allowance to $34.2 million and its state valuation allowance to $4.9 million.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total provision for income taxes consists of the following (dollar amounts are in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income taxes	$—	$—	$—
Deferred income taxes (benefits):
Federal	(71,445)	5,827	11,528
State	(5,745)	901	1,216
Valuation allowances	34,489	—	—

	$(42,701)	$6,728	$12,744

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net income before taxes. The sources of the tax effects of the differences are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax (benefit) at statutory rate	$(71,732)	$5,929	$11,386
Add the effect of:
Nondeductible expenses	6	6	27
Preferred stock dividends	212	212	212
Incentive stock options not exercised	47	34	252
State income taxes (benefits), net of federal deduction	(3,734)	586	872
State valuation allowance	2,455	—	—
Federal valuation allowance	30,002	(61)	—
Other	43	22	(5)

	$(42,701)	$6,728	$12,744

The components of deferred income tax assets and liabilities are as follows (dollar amounts are in thousands):

	December 31,
	2008	2007
Deferred tax assets
Current:
Unrealized hedging and other derivative losses	$2	$138
State deferred taxes	52	741
Other	42	36

Current	96	915

Non-current:
Net operating loss carryforwards (NOLs)	75,956	53,039
Percentage depletion carryforwards	4,201	3,448
Stock compensation	2,786	2,263
Asset retirement obligations	1,957	1,766
Other	73	49

Non-current	84,973	60,565

	85,069	61,480
Valuation allowance	(34,202)	(3,448)

Total net deferred tax assets	50,867	58,032

Deferred tax liabilities
Current:
Unrealized derivative gains	$(1,799)	$—

Current	(1,799)	—

Non-current:
Depreciable and depletable property	(48,983)	(96,698)
Other	(85)	74

Non-current	(49,068)	(96,624)

Total net deferred tax liabilities	(50,867)	(96,624)

Total federal deferred tax asset (liability)	—	(38,592)
Total state deferred tax asset (liability)	(149)	(2,117)

Total deferred tax asset (liability)	$(149)	$(40,709)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2008, Brigham has regular U. S. Federal tax NOLs of approximately $220 million available as a deduction against future taxable income. Additionally, Brigham has approximately $205 million of U. S. Federal alternative minimum tax (“AMT”) NOLs. The NOLs expire from 2012 through 2028. The value of these NOLs depends on the ability of Brigham to generate taxable income. Brigham also has U. S. State tax NOLs of approximately $69 million and a Texas Margin tax credit carryover of approximately $293,000. The increase in the valuation allowances have no impact on Brigham’s NOL positions for federal and state tax purposes.
Brigham believes an Internal Revenue Code Sec. 382 ownership change may have occurred in March 2001 and in November 2005, as a result of a potential 50% change in ownership among its 5% shareholders over a three-year period. Limitations on the utilization of Brigham’s NOLs may result from the March 2001 and November 2005 ownership changes. The limitations approximate $5.2 million annually and $22 million annually, respectively.
On January 1, 2007, Brigham adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. In 2006 and 2007, Brigham examined the tax positions taken in its tax returns and determined that the full values of the uncertain tax positions were reflected as part of its deferred tax liabilities and reclassified these liabilities to other tax liabilities on the consolidated balance sheet. In 2008, Brigham received approval from the Internal Revenue Service to change its method of accounting for certain geological and geophysical costs and no longer has a liability for uncertain tax positions. As a result, Brigham eliminated the other tax liabilities in its consolidated balance sheet.
The following table sets forth the reconciliation of unrecognized tax benefits:

	2008	2007
	(In thousands)
Unrecognized tax benefits at beginning of the year	$2,162	$—
Increases (decreases) resulting from adoption of FIN 48	—	2,139
Increases (decreases) resulting from tax positions taken in the current period	(2,162)	23

Unrecognized tax benefits at end of the year	$—	$2,162

None of the above decreases would affect Brigham’s effective tax rate. There are no tax interest and penalties recognized in the consolidated statement of operations or in the consolidated balance sheet due to the existence of Brigham’s NOLs.
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2008, 2007, 2006, and 2005. In addition, Brigham is open to examination for the years 1997 through 2004, resulting from NOLs generated and available for carryforward.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Basic EPS:
Income (loss) available to common stockholders	$(162,247)	$10,210	$19,788

Weighted average common shares outstanding — basic	45,441	45,110	45,017

Basic EPS:
Income (loss) available to common stockholders	$(3.57)	$0.23	$0.44

Diluted EPS:
Income (loss) available to common stockholders — diluted	$(162,247)	$10,210	$19,788

Common shares outstanding	45,441	45,110	45,017
Effect of dilutive securities:
Stock options and restricted stock	—	421	580

Potentially dilutive common shares	—	421	580

Adjusted common shares outstanding — diluted	45,441	45,531	45,597

Diluted EPS:
Income (loss) available to common stockholders	$(3.57)	$0.22	$0.43

At December 31, 2008, 2007, and 2006, potential dilution of approximately 3.7 million, 2.8 million, and 1.7 million shares of common stock, respectively, related to mandatorily redeemable preferred stock and options were outstanding, but were not included in the computation of diluted income (loss) per share because the effect of these instruments would have been anti-dilutive.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2008, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
Operating Lease Commitments
Brigham leases office equipment and space under operating leases expiring at various dates. The noncancelable term of the leases for Brigham’s office space expires in 2012. The future minimum annual rental payments under the noncancelable terms of these leases at December 31, 2008 are as follows (in thousands):

2009	704
2010	721
2011	738
2012	378

$2,541

Rental expense for the years ended December 31, 2008, 2007 and 2006 was approximately $770,000, $801,000, and $651,000, respectively.
Major Purchasers
The following purchasers accounted for 10% or more of Brigham’s oil and natural gas sales for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Purchaser A	—	—	15%
Purchaser B	%	13%	14%
Purchaser C	21%	27%	—
Purchaser D	%	13%	—
Purchaser E	19%	11%	—
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Natural Gas and Crude Oil Derivative Contracts
Cash flow hedges
Historically, all derivative positions that qualified for hedge accounting were designated on the date Brigham entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges consisted of costless collars (purchased put options and written call options). The costless collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums paid or received when Brigham entered into these option agreements. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the consolidated statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the consolidated statement of operations. Additionally, any unrealized gains (losses) relating to the ineffective portion of the cash flow hedges was recorded as an increase or decrease in other income (expense). For the year ended December 31, 2006, ineffectiveness associated with Brigham’s derivative contracts designated as cash flow hedges increased earnings by approximately $3.2 million.
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
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three year period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
Natural gas
Average price per Mcf realized excluding gas hedging results	$9.21	$7.30	$6.74
Average price per Mcf including gas hedging settlement results	$9.08	$7.66	$7.09
Increase (decrease) in revenue, in thousands	$(1,028)	$4,478	$3,639
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$9.48	$7.38	7.31
Increase (decrease) in revenue, in thousands	$2,129	$975	6,044

Oil
Average price per Bbl realized excluding oil hedging results	$89.06	$72.30	$64.04
Average price per Bbl including oil hedging settlement results	$84.63	$71.51	$64.39
Increase (decrease) in revenue, in thousands	$(2,564)	$(311)	$157
Average price per Mcf including oil hedging settlement results and any unrealized gains (losses)	$89.79	$65.57	64.79
Increase (decrease) in revenue, in thousands	$419	$(2,639)	332

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables reflect Brigham’s open commodity derivative contracts at December 31, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
01/01/09 - 03/31/09	90,000		$5.50	$7.90
01/01/09 - 03/31/09	90,000		$8.00	$10.20
01/01/09 - 03/31/09	150,000		$8.00	$7.95
01/01/09 - 03/31/09	150,000		$7.75	$9.82
01/01/09 - 03/31/09	220,000		$10.25	$12.25
02/01/09 - 09/30/09	360,000		$5.75	$7.50
04/01/09 - 09/30/09	120,000		$7.25	$9.80
04/01/09 - 09/30/09	420,000		$8.00	$8.00
04/01/09 - 09/30/09	300,000		$7.00	$7.50
Oil Costless Collars
01/01/09 - 06/30/09		18,000	$62.00	$81.75
01/01/09 - 03/31/09		21,000	$86.50	$120.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
01/01/09 - 03/31/09	150,000	$8.00	$10.35	$4.50
10/01/09 - 03/31/10	420,000	$8.00	$10.00	$5.50
04/01/09 - 09/30/09	420,000	$6.25	$8.80	$4.75

	Natural	Written
	Gas	Swap
Settlement Period	(MMBTU)	Nymex
Natural Gas Swaps
02/01/09 - 05/31/09	160,000	$5.87
The following tables reflect commodity derivative contracts entered subsequent to December 31, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/09 - 03/31/10	420,000		$5.75	$7.05
04/01/10 - 09/30/10	420,000		$5.75	$7.30
04/01/10 - 09/30/10	240,000		$5.75	$7.00
10/01/10 - 03/31/11	240,000		$6.50	$8.25

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
10/01/09 - 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural	Written
	Gas	Swap
Settlement Period	(MMBTU)	Nymex
Natural Gas Swaps
03/01/09 – 06/30/09	120,000	$4.64
03/01/09 - 08/31/09	420,000	$4.75
10/01/09 - 12/31/09	60,000	$4.90

		Written
	Oil	Swap
Settlement Period	(Barrels)	Nymex
Oil Swaps
04/01/09 – 12/31/09	90,000	$50.75

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
11. Fair values
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

		Fair Value Measurements at December 31, 2008 using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2007	(Level 1)	(Level 2)	(Level 3)
Current derivative liabilities	$(1,812)	$—	$(5)	$—
Other non-current liabilities	(256)	—	—	—
Current derivative assets	1,416	—	5,140	—
Other non-current assets	25	—	202	—

	$(627)	$—	$5,337	$—

12. Financial Instruments
Brigham’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The carrying value of Brigham’s senior credit facility approximates its fair market value since it bears interest at floating market interest rates. The fair value of Brigham’s Senior Notes at December 31, 2008 and 2007 was $84 million and $148.2 million, respectively. The fair value of the Series A mandatorily redeemable preferred stock at December 31, 2008 and 2007 was approximately $10 million and $9.2 million, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Brigham’s accounts receivable relate to oil and natural gas sold to various industry companies, and amounts due from industry participants for expenditures made by Brigham on their behalf. Credit terms, typical of industry standards, are of a short-term nature and Brigham does not require collateral. Brigham’s accounts receivable at December 31, 2008 and 2007 do not represent significant credit risks as they are dispersed across many counterparties. Counterparties to Brigham’s oil and natural gas financial hedges are investment grade financial institutions.
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
The estimated fair value of the options granted during 2008 and prior periods was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for each of the three years ended December 31, 2008:

	2008	2007	2006
Risk-free interest rate	2.78%	3.88%	4.7%
Expected life (in years)	5.0	5.0	5.0
Expected volatility	56%	47%	52%
Expected dividend yield	—	—	—
Weighted average fair value per share of stock compensation	$2.52	$3.21	$3.33
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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during 2008 or 2007.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to January 1, 2006, Brigham’s stock compensation expense largely consisted of the amortization of unearned stock compensation due to unvested (restricted) stock, in accordance with APB 25. The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Twelve Months Ended
	December 31,
	2008	2007	2006
Pre-tax stock based compensation expense	$2,926	$3,443	$2,879
Capitalized stock based compensation	(1,334)	(1,538)	(1,308)
Tax benefit	(557)	(667)	(550)

Stock based compensation expense, net	$1,035	$1,238	$1,021

The adoption of SFAS 123R did not impact basic and diluted net income per share for the year ended December 31, 2006.
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At December 31, 2008, approximately 145,563 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 540,800 remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for each of the three years ended December 31, 2008:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	3,046,166	$7.14	3,243,566	$7.08	2,946,333	$6.96
Granted	534,000	$5.08	105,000	$7.06	608,000	$6.57
Forfeited or cancelled	(65,300)	$7.79	(178,900)	$8.19	(215,667)	$4.96
Exercised	(386,215)	$5.35	(123,500)	$3.82	(95,100)	$4.93

Options outstanding at end of year	3,128,651	$7.00	3,046,166	$7.14	3,243,566	$7.08

Options exercisable at end of year	1,954,851	$7.17	1,869,066	$6.62	1,439,866	$6.18

The weighted-average grant-date fair value of share options granted during the years ended December 31, 2008, 2007, and 2006 was $2.52, $3.21, and $3.33, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $161,702, and $401,667, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
	Number	Average	Weighted-	Number	Average	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
	December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
Exercise Price	2008	Life	Price	2008	Life	Price
$3.11 to $3.41	93,000	4.1 years	$3.24	43,000	0.7 years	$3.41
3.66 to 5.08	805,200	4.2 years	$4.75	339,200	0.7 years	$4.29
6.10 to 6.73	1,134,576	2.9 years	$6.49	864,676	2.3 years	$6.60
7.22 to 8.84	736,875	3.2 years	$8.45	503,975	2.9 years	$8.59
8.93 to 12.31	359,000	3.8 years	$11.64	204,000	3.7 years	$11.66

3.11 to 12.31	3,128,651	3.5 years	$7.00	1,954,851	2.3 years	$7.17

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $4,750 and zero dollars, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of December 31, 2008 there was approximately $3.6 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 5 years.
Restricted Stock
During the years ended December 31, 2008 and 2007, Brigham issued 109,000 and 379,550, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of December 31, 2008, there was approximately $2.9 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining weighted average vesting period of approximately 4.5 years. Brigham had previously assumed a zero percent forfeiture rate for restricted stock. During 2006, stock compensation expense related to unvested restricted stock was adjusted to recognize actual forfeitures during the year as they occurred. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock to be used prospectively at December 31, 2006. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted shares outstanding at the beginning of the year	653,623	$7.16	391,367	$8.60
Shares granted	109,000	$8.40	379,550	$5.78
Lapse of restrictions	(139,423)	$6.46	(90,241)	$7.24
Forfeitures	(29,940)	$6.58	(27,053)	$8.35

Restricted shares outstanding at the end of the year	593,260	$7.58	653,623	$7.16

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Employee Benefit Plans
Brigham has adopted a defined contribution 401(k) plan for substantially all of its employees. The plan provides for Brigham matching of employee contributions to the plan, at Brigham’s discretion. During 2008, 2007, and 2006, Brigham provided a base match equal to 25% of eligible employee contributions. Based on attainment of performance goals established at the beginning of each fiscal year, there was no additional match for employee contributions made during 2008. Brigham matched an additional 100% and 45% of eligible employee contributions made during 2007 and 2006, respectively. Brigham contributed approximately $159,000, $628,000, and $230,000 to the 401(k) plan for the years ended December 31, 2008, 2007 and 2006, respectively, to match eligible contributions by employees.
15. Related Party Transactions
During the years ended December 31, 2008, 2007 and 2006, Brigham incurred costs of approximately $7.3 million, $3.3 million, and $4.1 million, respectively, in fees for land acquisition services performed by Brigham Land Management,owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At December 31, 2008, 2007 and 2006, Brigham had a liability recorded in accounts payable of approximately $129,000, $10,000, and $300, respectively, related to services performed by this company.
Mr. Harold Carter, a director of Brigham, served as a consultant to Brigham on various aspects of its business and strategic issues. Fees paid for these services by Brigham were approximately $30,000 for each the years ended December 31, 2008, 2007 and 2006. Additional payments totaling approximately $12,000 were made during each of the years ended December 31, 2008, 2007 and 2006, for the reimbursement of certain expenses. At December 31, 2008, 2007 and 2006, there were no payables related to these services recorded by Brigham.
At December 31, 2008, 2007 and 2006, Brigham had short-term accounts receivable from Mr. Webster of approximately $2,500, $2,900, and zero, respectively. These receivables represent the director’s share of costs related to his working interest ownership in the Staubach #1, Burkhart #1R and Matthes-Huebner #1 wells that are operated by Brigham. Mr. Webster obtained his interest in these wells through an exploration and production company, Carrizo, that is not affiliated with Brigham. Mr. Webster was a co-founder of Carrizo and is currently chairman of Carrizo’s board of directors. At December 31, 2008, 2007 and 2006, Carrizo owed Brigham $119,000, $35,000, and $71,000, respectively, for exploration and production activities. Brigham owed Carrizo $6,000 at December 31, 2008. Brigham had no accounts payable owed to Carrizo at December 31, 2007 and 2006. Mr. Webster is also chairman of the board of directors for a well services company that Brigham made payments totaling approximately $470,000, $1.3 million, and $1.1 million during 2008, 2007 and 2006, respectively. Brigham owed the well services company approximately $65,000, $48,000, and zero at December 31 2008, 2007 and 2006, respectively.
From time to time, in the normal course of business, Brigham has engaged a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. Total payments to the service company during 2008, 2007 and 2006 were $1.1 million, $1.2 million, and $1.9 million, respectively. At December 31, 2008, 2007 and 2006, Brigham owed the service company approximately $76,000, $55,000, and $77,000, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid for interest, net of capitalized amounts	$17,143	$14,059	$5,893
Noncash investing and financing activities:
Capitalized asset retirement obligations	412	325	610
Accrued drilling costs	4,927	(8,469)	11,092
Capitalized stock compensation	1,334	1,538	1,308
17. Other Assets and Liabilities
Other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Prepayments	$1,897	$949
Deferred taxes	—	914
Other	257	235

	$2,154	$2,098

Other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued interest	$3,044	$2,645
Derivative liabilities	5	1,812
Other accrued liabilities	2,016	2,046

	$5,065	$6,503

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
Costs Incurred and Capitalized Costs
The costs incurred in oil and natural gas acquisition, exploration and development activities follow (in thousands):

	December 31,
	2008	2007	2006
Costs incurred for the year:
Exploration (including geological and geophysical costs)	$43,229	$37,324	$77,704
Property acquisition	35,299	18,554	15,846
Development	110,155	69,851	91,058

	$188,683	$125,729	$184,608

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

	December 31,			Prior
	2008	2007	2006	Years	Total
Property acquisition	$20,022	$4,411	$2,966	$7,262	$34,661
Exploration (including geological and geophysical costs)	6,103	2,787	11,682	14,233	34,805
Drilling	29,126	—	—	—	29,126
Capitalized interest	4,069	2,279	200	866	7,414

Total	$59,320	$9,477	$14,848	$22,361	$106,006

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

BRIGHAM EXPLORATION COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) — (Continued)

	Natural
	Gas	Oil
	(MMcf)	(MBbls)
Proved reserves at December 31, 2005	113,264	3,326
Revisions of previous estimates	(861)	97
Extensions, discoveries and other additions	17,687	1,513
Production	(10,603)	(442)

Proved reserves at December 31, 2006	119,487	4,494

Revisions of previous estimates	7,926	172
Extensions, discoveries and other additions	14,349	1,546
Sales of mineral in place	(22,493)	(227)
Production	(12,626)	(392)

Proved reserves at December 31, 2007	106,643	5,593

Revisions of previous estimates	(7,834)	413
Extensions, discoveries and other additions	3,866	1,637
Production	(7,996)	(578)

Proved reserves at December 31, 2008	94,679	7,065

Proved developed reserves at December 31:
2005	55,664	2,069
2006	64,401	2,752
2007	49,367	3,321
2008	41,928	3,583
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

BRIGHAM EXPLORATION COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) — (Continued)

	December 31,
	2008	2007	2006
Future cash inflows	$899,745	$1,319,011	$900,982
Future production costs	(206,640)	(248,116)	(186,440)
Future development costs	(160,304)	(160,506)	(145,949)
Future income tax expense	(32,152)	(219,748)	(83,591)

Future net cash inflows	500,649	690,641	485,002
10% annual discount for estimated timing of cash flows	(221,353)	(296,127)	(182,328)

Standardized measure of discounted future net cash flows	$279,296	$394,514	$302,674

Year-end spot prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate Brigham’s reserves. The year-end spot prices for Brigham’s reserve estimates were as follows:

	Natural
	Gas	Oil
	(MMbtu)	(Bbl)
December 31, 2008	$5.71	$44.60
December 31, 2007	7.10	$96.01
December 31, 2006	5.48	61.06
Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

	December 31,
	2008	2007	2006
Beginning of period	$394,514	$302,674	$396,341
Sales of oil and natural gas produced, net of production costs	(107,144)	(107,221)	(85,070)
Previously estimated development costs incurred during the period	51,494	24,502	51,373
Extensions and discoveries	30,175	66,342	55,020
Net change of prices and production costs	(184,497)	164,728	(243,607)
Change in future development costs	(28,901)	(31,586)	(27,214)
Changes in production rates (timing)	(2,201)	(33,995)	5,905
Revisions of previous quantity estimates	(16,436)	41,017	(883)
Accretion of discount	49,130	33,730	51,981
Change in income taxes	88,868	(62,161)	88,842
Sales of reserves in place	—	(2,923)	—
Other	4,294	(593)	9,986

End of period	$279,296	$394,514	$302,674

Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	1	2	3	4
Revenue	$25,071	$25,026	$47,191	$30,500
Operating income	5,528	5,789	28,254	(230,745)
Net income	1,527	1,517	15,260	(180,551)
Net income per share:
Basic	$0.03	$0.03	$0.34	$(3.95)
Diluted	$0.03	$0.03	$0.33	$(3.93)

	Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	1	2	3	4
Revenue	$25,021	$36,576	$31,146	$26,238
Operating income	5,964	7,050	10,107	6,763
Net income	1,873	2,310	4,183	1,844
Net income per share:
Basic	$0.04	$0.05	$0.09	$0.04
Diluted	$0.04	$0.05	$0.09	$0.04

INDEX TO EXHIBITS

Number		Description

3.1	—	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

3.2	—	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)

3.3	—	Bylaws (filed as Exhibit 3.2 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

3.4†	—	Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated June 14, 2006

4.1	—	Form of Common Stock Certificate (filed as Exhibit 4.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

4.2	—	Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)

4.3	—	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)

4.4	—	Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and incorporated herein by reference)

4.5	—	Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)

4.6	—	Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.7	—	Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.8	—	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.9	—	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.10	—	Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

4.11	—	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

4.12	—	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 on Form 8-K filed to Brigham’s Current Report on April 13, 2007 and incorporated in by reference)

4.13	—	Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

Number		Description

4.14	—	Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

10.1	—	Amended and Restated Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated December 30, 1997 by and among Brigham, Inc., Brigham Holdings I, L.L.C. and Brigham Holdings II, L.L.C. (filed as Exhibit 10.1.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

10.2*	—	Consulting Agreement dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter (filed as Exhibit 10.4 to Brigham’s Registration Statement on Form S-1 (Registration No. 33-53873), and incorporated herein by reference)

10.3*	—	Letter agreement, dated as of March 20, 2000, setting forth amendments effective January 1, 2000, to the Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter (filed as Exhibit 10.5.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

10.4*	—	Letter agreement, setting forth amendments to the Consulting Agreement, dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter. (filed as Exhibit 10.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.5	—	Two Bridgepoint Lease Agreement dated September 30, 1996, by and between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

10.6	—	First Amendment to Two Bridge Point Lease Agreement dated April 11, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.7	—	Second Amendment to Two Bridge Point Lease Agreement dated October 13, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.2 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.8	—	Letter dated April 17, 1998 exercising Right of First Refusal to Lease ‘3rd Option Space’ (filed as Exhibit 10.9.3 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.9	—	Third Amendment to Two Bridge Point Lease Agreement dated November 1998 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.10	—	Fourth Amendment to Two Bridge Point Lease Agreement dated February 7, 2002 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.13 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.11	—	Fifth Amendment to Two Bridge Point Lease Agreement dated December 20, 2004 between Hub Properties Trust, a Maryland real estate investment trust, and Brigham Oil & Gas, L.P. (filed as Exhibit 10.15 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.12	—	Registration Rights Agreement dated February 26, 1997 by and among Brigham Exploration Company, General Atlantic Partners III L.P., GAP-Brigham Partners, L.P., RIMCO Partners, L.P. II, RIMCO Partners L.P. III, and RIMCO Partners, L.P. IV, Ben M. Brigham, Anne L. Brigham, Harold D. Carter, Craig M. Fleming, David T. Brigham and Jon L. Glass (filed as Exhibit 10.29 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

10.13	—	Form of Employee Stock Ownership Agreement (filed as Exhibit 10.31 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

10.14*	—	Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers (filed as Exhibit 10.3 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein)

Number		Description

10.15	—	Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP. (filed as Exhibit 10.10 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)

10.16	—	First Amendment to Registration Rights Agreement, dated February 20, 2001, by and among Brigham Exploration Company, DLJMB Funding III, Inc., DLJ Merchant Banking Partners III, LP, DLJ ESC II, LP and DLJ Offshore Partners III, CV (filed as Exhibit 10.71 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)

10.17	—	Registration Rights Agreement dated December 20, 2002 between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.50 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.18	—	Second Amendment to Registration Rights Agreement dated December 21, 2002 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 10.51 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.19	—	Third Amendment to Registration Rights Agreement May 24, 2004 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)

10.20	—	Fourth Amended and Restated Credit Agreement, dated June 29, 2005 between Brigham Oil & Gas, L.P., Bank of America, N.A., The Royal Bank of Scotland plc, BNP Paribas and Banc of America Securities LLC. (filed as Exhibit 10.1 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference)

10.21	—	The Resignation of Agent, Appointment of Successor Agent and Assignment of Security Instruments dated June 29, 2005 by and among Brigham Oil & Gas, L.P., Société Generale and Bank of America, N.A. (filed as Exhibit 10.2 to Brigham’s Quarterly Report on Form 10-Q for the six month period ended June 30, 2005 and incorporated herein by reference)

10.22	—	Purchase Agreement dated April 12, 2006, among Brigham Exploration Company, the Guarantors named therein (filed as Exhibit 10.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.23	—	Registration Rights Agreement, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.24	—	First Amendment to Fourth Amended and Restated Credit Agreement, between Brigham Exploration Company and the banks named therein, dated April 10, 2006 (filed as Exhibit 10.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.25	—	Second Amendment to Fourth Amended and Restated Credit Agreement, between Brigham Exploration Company and the banks named therein, dated March 27, 2007 (filed as Exhibit 10.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

10.26*	—	Form of the Amended and Restated Indemnity Agreement, dated November 9, 2006 (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K, as amended (filed December 5, 2006), and incorporated herein by reference)

10.27	—	Purchase Agreement dated March 30, 2007, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.1 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

10.28	—	Registration Rights Agreement dated April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

Number		Description

10.29	—	Amendment to Securities Purchase Agreement dated July 31, 2008, between Brigham Exploration Company and DLJMB Funding III, Inc., DLJ ESC II, LP, DLJ Merchant Banking Partners III, L.P., and other parties (filed as Exhibit 10.41 to Brigham’s Current Report on Form 8-K (filed August 5, 2008) and incorporated herein by reference)

10.30	—	Agreement Relating to Voting of Shares dated July 31, 2008, between Brigham Exploration Company and DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P., MBP III Plan Investors, L.P., DLJ ESC II, L.P. and DLJMB Funding III, Inc. (filed as Exhibit 10.42 to Brigham’s Current Report on Form 8-K (filed August 5, 2008) and incorporated herein by reference)

10.31	—	Third Amendment to the Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 (filed as Exhibit 10.43 to Brigham’s Current Report on Form 8-K (filed November 12, 2008) and incorporated herein by reference)

10.32*	—	1997 Incentive Plan of Brigham Exploration Company (as amended effective January 1, 2009) (filed as Exhibit 10.44 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.33*	—	Form of Restricted Stock Agreement under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.45 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.34*	—	Form of Option Agreement (Non-Qualified Stock Option) under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.46 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.35*	—	Form of Option Agreement (Incentive Option) under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.47 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.36*	—	Brigham Exploration Company 1997 Director Stock Option Plan (as amended effective January 1, 2009) (filed as Exhibit 10.48 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.37*	—	Form of Non-Qualified Stock Option Agreement under the 1997 Director Stock Option Plan (filed as Exhibit 10.49 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.38*	—	Form of Amendment to the Change of Control Agreement (filed as Exhibit 10.50 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.39*	—	Amendment to the Employment Agreement between the Company and Ben M. Brigham dated as of December 23, 2008 (filed as Exhibit 10.51 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

21†	—	Subsidiaries of the Registrant

23.1†	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2†	—	Consent of Cawley Gillespie & Associates, Inc.

31.1†	—	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2†	—	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1†	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2†	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

*	Management contract or compensatory plan.

†	Filed herewith.