Form 10-Q
period 2009-03-31
BRIGHAM EXPLORATION CO
filed 2009-05-08
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of May 5, 2009	46,596,425

Brigham Exploration Company
First Quarter 2009 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$27,031	$40,598
Accounts receivable	21,396	24,558
Derivative assets	2,512	5,140
Inventory	7,582	6,070
Other current assets	1,494	2,154

Total current assets	60,015	78,520

Oil and natural gas properties, using the full cost method including
Proved, net	218,540	298,833
Unproved	81,066	106,006

	299,606	404,839

Other property and equipment, net	1,788	1,873
Deferred loan fees	2,908	3,122
Other noncurrent assets	714	702

Total assets	$365,031	$489,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,131	$14,297
Royalties payable	5,010	6,859
Accrued drilling costs	11,673	19,768
Participant advances received	674	2,226
Other current liabilities	8,842	5,065

Total current liabilities	42,330	48,215

Senior Notes	158,789	158,730
Senior credit facility	145,000	145,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at March 31, 2009 and December 31, 2008	10,101	10,101
Deferred income taxes	149	149
Other noncurrent liabilities	5,849	5,592

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 45,879,777 and 45,829,277 shares issued and 45,725,364 and 45,686,295 shares outstanding at March 31, 2009 and December 31, 2008, respectively	459	458
Additional paid-in capital	213,123	212,473
Treasury stock, at cost; 154,413 and 142,982 shares at March 31, 2009 and December 31, 2008, respectively	(1,238)	(1,202)
Retained earnings	(209,531)	(90,460)

Total stockholders’ equity	2,813	121,269

Total liabilities and stockholders’ equity	$365,031	$489,056

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Oil and natural gas sales	$13,809	$30,510
Gain (loss) on derivatives, net	4,643	(5,456)
Other revenue	34	17

	18,486	25,071

Costs and expenses:
Lease operating	3,799	2,986
Production taxes	814	1,283
General and administrative	2,122	2,593
Depletion of oil and natural gas properties	9,833	12,443
Impairment of oil and natural gas properties	114,781	—
Depreciation and amortization	149	147
Accretion of discount on asset retirement obligations	101	91
Loss on inventory valuation	2,039	—

	133,638	19,543

Operating income (loss)	(115,152)	5,528

Other income (expense):
Interest income	93	75
Interest expense, net	(4,127)	(3,419)
Other income (expense)	115	307

	(3,919)	(3,037)

Income (loss) before income taxes	(119,071)	2,491

Income tax expense:
Current	—	—
Deferred	—	(964)

	—	(964)

Net income (loss)	$(119,071)	$1,527

Net income (loss) per share available to common stockholders:
Basic	$(2.60)	$0.03

Diluted	$(2.60)	$0.03

Weighted average shares outstanding:
Basic	45,726	45,261

Diluted	45,726	45,770

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid In	Treasury	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Earnings	Equity
Balance, December 31, 2008	45,829	$458	$212,473	$(1,202)	$(90,460)	$121,269
Net income (loss)	—	—	—	—	(119,071)	(119,071)
Exercises of employee stock options	1	—	1	—	—	1
Vesting of restricted stock	50	1	(1)	—	—	—
Stock based compensation	—	—	650	—	—	650
Repurchases of common stock	—	—	—	(36)	—	(36)

Balance, March 31, 2009	45,880	$459	$213,123	$(1,238)	$(209,531)	$2,813

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(119,071)	$1,527
Adjustments to reconcile net income to cash provided by operating activities:
Depletion of oil and natural gas properties	9,833	12,443
Impairment of oil and natural gas properties	114,781	—
Depreciation and amortization	149	147
Stock based compensation	353	414
Amortization of deferred loan fees and debt issuance costs	296	255
Market value adjustment for derivative instruments	2,878	5,394
Accretion of discount on asset retirement obligations	101	91
Deferred income taxes	—	964
Other noncash items	36	(28)
Changes in operating assets and liabilities:
Accounts receivable	3,162	(5,803)
Other current assets	(852)	(285)
Accounts payable	1,834	7,691
Royalties payable	(1,849)	3,753
Participant advances received	(1,552)	(1,966)
Other current liabilities	3,351	3,924
Other noncurrent assets and liabilities	(15)	(186)

Net cash provided by operating activities	13,435	28,335

Cash flows from investing activities:
Additions to oil and natural gas properties	(27,007)	(44,484)
Decrease (increase) in restricted cash	555	—
Additions to other property and equipment	(100)	(157)
Decrease (increase) in drilling advances paid	163	(393)

Net cash provided (used) by investing activities	(26,389)	(45,034)

Cash flows from financing activities:
Increase in senior credit facility	—	9,000
Repayment of senior credit facility	—	—
Deferred loan fees paid and equity costs	(23)	(11)
Proceeds from exercise of employee stock options	1	134
Repurchases of common stock	(36)	(121)

Net cash provided (used) by financing activities	(58)	9,002

Net increase (decrease) in cash and cash equivalents	(13,012)	(7,697)
Cash and cash equivalents, beginning of year	40,043	13,863

Cash and cash equivalents, end of period	$27,031	$6,166

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” Brigham is a Nevada corporation whose only asset is its ownership interest in the Partnership. The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham’s exploration and development of oil and natural gas properties is currently focused in the Rocky Mountains, onshore Gulf Coast, the Anadarko Basin, and West Texas.
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
The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham’s 2008 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
3. Restricted Cash
Restricted cash at December 31, 2008 included deposits in an interest bearing escrow account under the terms of a turnkey drilling contract executed during the third quarter of 2008. There was no restricted cash at March 31, 2009.
4. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of March 31, 2009, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Weighted average common shares outstanding — basic	45,726	45,261
Plus: Potential common shares
Stock options and restricted stock	—	509

Weighted average common shares outstanding — diluted	45,726	45,770

Stock options excluded from diluted EPS due to the anti-dilutive effect	3,757	2,347

6. Income Taxes
The income tax expense (benefit) for the three months ended March 31, 2009 and 2008 consists of the following (in thousands):

	March 31,	March 31,
	2009	2008

Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	—	872
State	—	92

	$—	$964

No deferred federal or state income tax expense was recorded in the first quarter of 2009 because of ceiling test write-downs in the fourth quarter of 2008 and in the first quarter of 2009 resulting in increased valuation allowances on Brigham’s net deferred tax assets.
On January 1, 2007, Brigham adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. In 2006 and 2007, Brigham examined the tax positions taken in its tax returns and determined that the full values of the uncertain tax positions were reflected as part of its deferred tax liabilities and reclassified these liabilities to other tax liabilities on the consolidated balance sheet. In 2008, Brigham received approval from the Internal Revenue Service to change its method of accounting for certain geological and geophysical costs and no longer has a liability for uncertain tax positions. As a result, as of December 31, 2008, Brigham eliminated the other tax liabilities in its consolidated balance sheet.
The following table sets forth the reconciliation of unrecognized tax benefits for the three months ended March 31:

	2009	2008
	(In thousands)	(In thousands)
Unrecognized tax benefits at beginning of the year	$—	$2,162
Increases (decreases) resulting from tax positions taken in the current period	—	—

Unrecognized tax benefits at end of the quarter	$—	$2,162

The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2008, 2007, 2006, and 2005. In addition, Brigham is open to examination for the years 1997 through 2004, resulting from net operating losses generated and available for carryforward.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Natural Gas and Crude Oil Derivative Contracts
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges consisted of swaps, costless collars (purchased put options and written call options), and three-way collars (a standard collar plus a sold put below the floor price of the collar). The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There were no net premiums paid or received when Brigham entered into these option agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under SFAS No. 133. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. See Note 8, “Fair Values”, for a discussion of the calculation of the fair values of natural gas and oil derivative contracts. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Natural Gas
Average price per Mcf realized excluding gas hedging results	$4.27	$8.83
Average price per Mcf including gas hedging settlement results	$7.76	$9.07
Increase (decrease) in revenue, in thousands	$6,439	$523
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$6.91	$6.71
Increase (decrease) in revenue, in thousands	$4,868	$(4,633)
Oil
Average price per Bbl realized excluding oil hedging results	$34.29	$95.50
Average price per Bbl including oil hedging settlement results	$40.53	$90.48
Increase (decrease) in revenue, in thousands	$1,082	$(586)
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$32.99	$88.45
Increase (decrease) in revenue, in thousands	$(225)	$(823)
For the three months ended March 31, 2009, settlements for natural gas included $3.2 million received for the monetization of a portion of our natural gas hedges which would have settled from May through September of 2009.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at March 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
04/01/09 – 04/30/09	50,000		$7.00	$7.50
04/01/09 – 04/30/09	20,000		$7.25	$9.80
04/01/09 – 04/30/09	70,000		$8.00	$8.00
04/01/09 – 04/30/09	40,000		$5.75	$7.50
10/01/09 – 03/31/10	420,000		$5.75	$7.05
04/01/10 – 09/30/10	420,000		$5.75	$7.30
04/01/10 – 09/30/10	240,000		$5.75	$7.00
10/01/10 – 03/31/11	240,000		$6.50	$8.25
Oil Costless Collars
04/01/09 – 06/30/09		9,000	$62.00	$81.75

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
04/01/09 – 04/30/09	70,000	$6.25	$8.80	$4.75
10/01/09 – 03/31/10	420,000	$8.00	$10.00	$5.50
10/01/09 – 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural		Written
	Gas	Oil	Swap
Settlement Period	(MMBTU)	(Barrels)	Nymex
Natural Gas Swaps
04/01/09 – 05/31/09	80,000		$5.87
04/01/09 – 06/30/09	90,000		$4.64
04/01/09 – 08/31/09	350,000		$4.75
10/01/09 – 12/31/09	60,000		$4.90
05/01/09 – 12/31/09	300,000		$4.44
05/01/09 – 09/30/09	250,000		$4.09
05/01/09 – 09/30/09	250,000		$3.96
05/01/09 – 09/30/09	650,000		$4.00
Oil Swaps
04/01/09 – 12/31/09		90,000	$50.75

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional Disclosures about Derivative Instruments and Hedging Activities
At March 31, 2009, Brigham had derivative financial instruments under SFAS No. 133 recorded on the consolidated balance sheet as set forth below:

		Estimated
Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and oil contracts	Derivative assets — current	$2,512
Natural gas and oil contracts	Other non-current assets	377

Total Derivative Assets		$2,889

Derivative Liabilities:
Natural gas and oil contracts	Other current liabilities	$(431)
Natural gas and oil contracts	Other non-current liabilities	1

Total Derivative Liabilities		$(430)
For the three months ended March 31, 2009, the effect on income in the consolidated statement of operations for derivative financial instruments under SFAS No. 133 was as follows:

	Statement of Operations	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)
		(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$4,868
Oil contracts	Gain (loss) on derivatives, net	(225)

Total Derivative Gain (loss)		$4,643
The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Brigham’s derivative contracts are with multiple counterparties to minimize its exposure to any individual counterparty and Brigham has netting arrangements with all of its counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Fair Values
Brigham adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) on January 1, 2008, as it relates to financial assets and liabilities. Brigham adopted FSP SFAS 157-2 “Effective Date of FASB Statement No. 157” on January 1, 2009, as it relates to nonfinancial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:
•	Level 1 — Unadjusted quoted prices are available in active markets for identical assets or liabilities.
•	Level 2 — Pricing inputs, other than quoted prices within Level 1, that are either directly or indirectly observable.
•	Level 3 — Pricing inputs that are unobservable requiring the use of valuation methodologies that result in management’s best estimate of fair value.
As such, effective January 1, 2008, the fair values of Brigham’s derivative financial instruments reflect Brigham’s estimate of the default risk of the parties in accordance with SFAS 157. The fair value of Brigham’s derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs. The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(431)	$—	$(431)	$—
Other non-current liabilities	1	—	1	—
Current derivative assets	2,512	—	2,512	—
Other non-current assets	377	—	377	—

	$2,459	$—	$2,459	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(5)	$—	$(5)	$—
Other non-current liabilities	—	—	—	—
Current derivative assets	5,140	—	5,140	—
Other non-current assets	202	—	202	—

	$5,337	$—	$5,337	$—

Brigham’s assessment of the significance of a particular input to the fair value measurement requires judgment and may effect the valuation on the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of Brigham’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as detailed below.

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,850)	—	—	(5,850)

	$(5,850)	$—	$—	$(5,850)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,592)	—	—	(5,592)

	$(5,592)	$—	$—	$(5,592)

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
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date including the impact of qualifying cash flow hedging instruments; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, Brigham is subject to a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower depreciation, depletion and amortization expense in future periods.
The risk that Brigham will experience a ceiling test write-down increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on oil and gas prices in effect at the end of March 2009 ($3.63 per MMBtu for Henry Hub gas and $49.65 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $71.9 million, net of tax. As a result, Brigham was required to record a write-down of the net capitalized costs of its oil and gas properties in the amount of $114.8 million at March 31, 2009.
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At March 31, 2009, Brigham was in compliance with all covenants under the indenture.

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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Beginning asset retirement obligations	$5,592	$5,047
Liabilities incurred for new wells placed on production	172	61
Liabilities settled	(15)	(19)
Accretion of discount on asset retirement obligations	101	91

	$5,850	$5,180

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
The estimated fair value of the options granted during the three months ended March 31, 2008 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). There were no options granted during the first quarter of 2009. The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the three months ended March 31, 2008:

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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the three months ended March 31, 2009 and 2008.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Pre-tax stock based compensation expense	$650	$763
Capitalized stock based compensation	(297)	(349)
Tax benefit	(124)	(145)

Stock based compensation expense, net	$229	$269

Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 5,915,414 or 15% of the total number of shares of common stock outstanding. At March 31, 2009, approximately 60,563 shares remained available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one stock option grant, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes option activity under the incentive plans for the three months ended March 31:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,128,651	$7.00	3,046,166	$7.14
Granted	—	$—	5,000	$7.73
Forfeited or cancelled	—	$—	(37,800)	$7.91
Exercised	—	$—	(33,500)	$4.00

Options outstanding at the end of the quarter	3,128,651	$7.00	2,979,866	$7.17

Options exercisable at the end of the quarter	1,969,851	$7.18	1,837,566	$6.67

As noted on the previous page, there were no options granted during the three months ended March 31, 2009. The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2008 was $3.26. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was zero and $107,900, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	March 31,	Remaining	Average	March 31,	Remaining	Average
Exercise Price	2009	Contractual Life	Exercise Price	2009	Contractual Life	Exercise Price
$3.11 to $3.41	93,000	3.9 years	$3.24	43,000	0.5 years	$3.41
3.66 to 5.08	805,200	4.0 years	$4.75	339,200	0.5 years	$4.29
6.10 to 6.73	1,134,576	2.6 years	$6.49	864,676	2.1 years	$6.60
7.22 to 8.84	736,875	3.0 years	$8.45	506,975	2.7 years	$8.59
8.93 to 12.31	359,000	3.5 years	$11.64	216,000	3.4 years	$11.52

$3.11 to $12.31	3,128,651	3.2 years	$7.00	1,969,851	2.0 years	$7.18

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 were zero. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of March 31, 2009 there was approximately $3.2 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the three months ended March 31, 2009 and 2008, Brigham issued 85,000 and 90,000, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of March 31, 2009, there was approximately $2.9 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	593,260	$7.58	653,623	$7.16
Shares granted	85,000	$3.15	90,000	$7.41
Lapse of restrictions	(50,000)	$7.35	(50,000)	$5.23
Forfeitures	—	$—	(15,204)	$6.34

Shares outstanding at the end of the quarter	628,260	$7.00	678,419	$7.35

The Compensation Committee met on March 25, 2009 and approved the grant of 41,934 shares of restricted stock effective April 1, 2009 and also met on April 22, 2009 and approved the grant of 28,084 shares of restricted stock effective April 22, 2009. In addition, 950,000 options were granted on April 22, 2009 subject to shareholder approval.
13. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(119,071)	$1,527
Unrealized gains (losses) on cash flow hedges	—	—
Net gains (losses) included in net income	—	(177)
Tax benefits (provisions) related to cash flow hedges	—	62
Reclassification adjustments for settled hedging positions	—	—

Other comprehensive income (loss), net	$(119,071)	$1,412

14. New Accounting Pronouncements and SEC Rulemaking
On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue was effective for the fiscal year beginning January 1, 2009. This pronouncement did not have a material impact on Brigham’s financial statements.
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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard did not have a material impact on Brigham’s financial statements.
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
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. It is not clear what, if any, impact the SEC guidance will have on ceiling test impairment calculations for full cost companies. SFAS No 69 “Disclosures about Oil and Gas Producing Activities—an amendment of FASB Statements 19, 25, 33, and 39” provides guidance for oil and natural gas reserve related disclosures in the financial statements. Brigham is currently evaluating the impact that the adoption will have on the financial statements.
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP is not expected to have a material impact on Brigham’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following updates information as to our financial condition provided in our 2008 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month periods ended March 31, 2009 and March 31, 2008. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2008 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital. Key elements of our business strategy include:
•	Focus on Core Provinces and Trends;
•	Internally Generate Inventory of High Quality Exploratory Prospects;
•	Leverage Our Operational Expertise;
•	Evaluate and Selectively Pursue New Potential Plays;
•	Capitalize on Exploration Successes Through Development of Our Field Discoveries; and
•	Enhance Returns Through Operational Control.
Overview of First Quarter 2009 Financial Results
First quarter 2009 oil and natural gas prices, excluding realized and unrealized derivative hedging results, decreased 64% and 52%, respectively, from that in the first quarter 2008. In the first quarter 2009 the average sales price that we received for oil, excluding realized and unrealized derivative hedging results, was $34.29 per barrel, which represents a $61.21 per barrel decrease from the first quarter 2008. In the first quarter 2009 the average sales price that we received for natural gas, excluding realized and unrealized derivative hedging results, was $4.27 per Mcf, which represents a $4.56 per Mcf decrease from that in the first quarter 2008.
Our first quarter 2009 production of 2.88 Bcfe was flat with last years first quarter production of 2.89 Bcfe. The natural decline in production from our wells along the Onshore Gulf Coast, Anadarko Basin and West Texas was offset by the increase in our oil volumes in the Williston Basin. During the first quarter 2009 our oil volumes increased by 49% to approximately 174,000 barrels as compared to 117,000 barrels in the first quarter 2008.
Our first quarter 2009 oil and natural gas revenue, including hedge settlements but excluding unrealized hedging gains and losses, was down $9.1 million, or 30%, compared to that in the first quarter 2008. Oil revenue decreased $10.6 million due to lower oil prices and was partially offset by $5.4 million in increased revenue due to a rise in our oil production volumes. Natural gas revenue decreased $8.4 million due to lower natural gas prices and decreased an additional $3.1 million due to a reduction in our natural gas production. In the first quarter 2009, a rise in hedge settlement gains increased oil and natural gas revenue by $7.6 million versus the first quarter 2008.

First quarter 2009 operating income decreased $120.7 million from the first quarter last year. This decrease was attributable to a $114.8 million ceiling test write-down, a $2.0 million non-cash loss on inventory valuation, the aforementioned drop in commodity prices and higher lease operating expense. These factors were partially offset by lower depletion expense, general and administrative expense and production taxes.
As of March 31, 2009, we had $27.0 million in cash and $365.0 million in total assets.
Overview of First Quarter 2009 Operational Results
Rocky Mountain Province
Williston Basin
In February 2009, we announced the successful completion of our operated Olson 10-15 #1H, a long lateral totaling approximately 9,000 feet, which was completed with 20 fracture stimulation stages. The Olson well is located between our Field 18-19H and Erickson 8-17H wells in Williams County, North Dakota. We own an approximate 100% working interest and an 79% revenue interest in the well. Another late 2008 long lateral Bakken well, our operated Figaro 29-32 #1H well, which is located in McKenzie County, is waiting to be completed with an estimated 20 fracture stimulation stages.
Also in February 2009, we announced the successful completion of our operated Friedrich Trust 31 #1, a Red River well located approximately one mile from our Richardson 25 #1 in Sheridan County, Montana. We own an approximate 77% working interest and 59% revenue interest in the Friedrich Trust.
Subsequent to drilling the Olson and Figaro, we moved both of our operated rigs east of the Nesson Anticline to drill the Strobeck 27-34 #1H, which will be a Three Forks test to be completed with 20 fracture stimulation stages, and the Anderson 28-33 #1H, which will be a Bakken well to be completed with 20 fracture stimulation stages. We are awaiting declines in service costs prior to completing both the Strobeck and Anderson wells.
Onshore Gulf Coast Province
Southern Louisiana
Our second joint venture well, the Chandeleur Sound SL 19312 #1, encountered approximately 24 feet of apparent pay. The Chandeleur Sound well commenced production to sales in late January 2009.
Frio
Our G.S. Harrison Unit #2 came on line in late March from the lowest pay interval in the primary Frio objective. We own an approximate 63% working interest and 47% revenue interest in the well. The G.S. Harrison Unit #2 is located in Matagorda County, Texas and encountered approximately 61 feet of net pay in the upper and lower target sands. The well was perforated and fractured stimulated from 20 feet of net pay in the lower sands, with the upper 41 feet of apparent net pay remaining behind pipe for completion at a later date.

First Quarter 2009 Results
Comparison of the three-month periods ended March 31, 2009 and 2008.
Production volumes

	Three Months Ended March 31,
	2009	% Change	2008
Oil (MBbls)	174	49%	117
Natural gas (MMcf)	1,842	(16%)	2,193
Total (MMcfe)(1)	2,884	(0%)	2,894
Average daily production (MMcfe/d) (2)	32.0	(1%)	32.2

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production is calculated using 30 days per calendar month.
Natural gas represented 64% of our first quarter 2009 production volumes, compared to 76% in the first quarter of last year.

Revenues, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three Months Ended March 31,
	2009	% Change	2008
	(In thousands)

Oil revenue:
Oil revenue	$5,950	(47%)	$11,157
Oil derivative settlement gains (losses)	1,082	NM	(586)

Oil revenue including derivative settlements	$7,032	(33%)	$10,571
Oil derivative unrealized gains (losses)	(1,307)	449%	(238)

Oil revenue including derivative settlements and unrealized gains (losses)	$5,725	(45%)	$10,333
Natural gas revenue:
Natural gas revenue	$7,859	(59%)	$19,353
Natural gas derivative settlement gains (losses)	6,439	1,129%	524

Natural gas revenue including derivative settlements	$14,298	(28%)	$19,877
Natural gas derivative unrealized gains (losses)	(1,571)	(70%)	(5,156)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$12,727	(14%)	$14,721
Oil and natural gas revenue:
Oil and natural gas revenue	$13,809	(55%)	$30,510
Oil and natural gas derivative settlement gains (losses)	7,521	NM	(62)

Oil and natural gas revenue including derivative settlements	21,330	(30%)	30,448
Oil and natural gas derivative unrealized gains (losses)	(2,878)	(47%)	(5,394)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	18,452	(26%)	25,054
Other revenue	34	100%	17

Total revenue	$18,486	(26%)	$25,071

Average oil prices:
Oil price (per Bbl)	$34.29	(64%)	$95.50
Oil price including derivative settlement gains (losses) (per Bbl)	40.53	(55%)	90.48
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	32.99	(63%)	88.45
Average natural gas prices:
Natural gas price (per Mcf)	$4.27	(52%)	$8.83
Natural gas price including derivative settlement gains (losses) (per Mcf)	7.76	(14%)	9.07
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$6.91	3%	$6.71
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$4.79	(55%)	$10.54
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	7.40	(30%)	10.52
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$6.40	(26%)	$8.66

For the three
month periods
ended March 31,
2009 and 2008
(In thousands)

Change in revenue from the sale of oil:

Price variance impact	$(10,622)
Volume variance impact	5,415
Cash settlement of derivative hedging contracts	1,668
Unrealized gains (losses) due to derivative hedging contracts	(1,069)

Total change	$(4,608)

Change in revenue from the sale of natural gas:
Price variance impact	$(8,409)
Volume variance impact	(3,085)
Cash settlement of derivative hedging contracts	5,915
Unrealized gains (losses) due to derivative hedging contracts	3,585

Total change	$(1,994)

Change in revenue from the sale of oil and natural gas:
Price variance impact	$(19,031)
Volume variance impact	2,330
Cash settlement of derivative hedging contracts	7,583
Unrealized gains (losses) due to derivative hedging contracts	2,516

Total change	$(6,602)

First quarter 2009 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) decreased $6.6 million when compared to the first quarter 2008. The change in revenues was attributable to the following:
•	a 55% decrease in pre-hedge per Mcfe sales prices resulted in a $19.0 million decrease in revenues;
•	an increase in oil production, which was partially offset by a decrease in our natural gas volumes, resulted in a $2.3 million increase in oil and natural gas revenues;
•	a $7.5 million gain from the settlement of derivative contracts in the first quarter 2009 (includes $3.2 million from the monetization of a portion of our natural gas hedges which would have settled from May through September, 2009) versus a $0.1 million loss from the settlement of derivative contracts in first quarter 2008 increased revenues by $7.6 million; and
•	a $2.9 million unrealized derivative loss in first quarter 2009 versus a $5.4 million unrealized derivative loss in first quarter 2008 increased revenues by $2.5 million.
Hedging. We utilize collars, three way costless collars and swaps to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.

The following table details derivative contracts that settled during first quarter 2009 and 2008 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended March 31,
	2009	% Change	2008

Oil collars
Volumes (Bbls)	30,000	(34%)	45,500
Average floor price ($ per Bbl)	$79.15	28%	$61.68
Average ceiling price ($ per Bbl)	$108.53	27%	$85.59
Gain (loss) upon settlement ($ in thousands)	$1,082	NM	$(586)

Natural gas collars and Three Ways
Volumes (MMbtu)	970,000	(36%)	1,520,000
Average floor price ($ per MMbtu)	$7.96	1%	$7.87
Average ceiling price ($ per MMbtu)	$9.73	(22%)	$12.44
Gain (loss) upon settlement ($ in thousands)	$6,270	1,097%	$524

Natural gas swaps
Volumes (MMbtu)	180,000	NM	—
Average swap price ($ per MMbtu)	$5.23	NM	$—
Gain (loss) upon settlement ($ in thousands)	$183	NM	$—

Natural Gas Caps
Volumes (MMbtu)	250,000	NM	—
Average price ($ per MMbtu)	$9.73	NM	$—
Gain (loss) upon settlement ($ in thousands)	$(14)	NM	$—

Total Natural Gas Gain (loss) upon settlement ($ in thousands)	$6,439	1,129%	$524
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

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended March 31,			Three months ended March 31,
	2009	% Change	2008	2009	% Change	2008

Production costs:
Operating & maintenance	$0.99	57%	$0.63	$2,844	56%	$1,822
Expensed workovers	0.24	(14%)	0.28	680	(16%)	814
Ad valorem taxes	0.10	(17%)	0.12	275	(21%)	350

Lease operating expenses	$1.33	29%	$1.03	$3,799	27%	$2,986

Production taxes	0.28	(36%)	0.44	814	(37%)	1,283

Production costs	$1.61	10%	$1.47	$4,613	8%	$4,269
First quarter 2009 per unit of production costs increased $0.14 per Mcfe, or 10%, when compared to the first quarter last year mainly due to the following:
•	O&M expense increased $0.36 per Mcfe, or 57%, due to an increase in compressor rental and maintenance, electricity, salt water disposal and well service and repair; offset by
•	production taxes decreased $0.16 per Mcfe, or 36%, due to lower commodity prices.

General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended March 31,
	2009	% Change	2008
	(In thousands, except per unit measurements)

General and administrative costs	$3,672	(26%)	$4,956
Capitalized general and administrative costs	(1,550)	(34%)	(2,363)

General and administrative expenses	$2,122	(18%)	$2,593

General and administrative expense ($ per Mcfe)	$0.74	(18%)	$0.90
Our general and administrative costs prior to capitalization decreased primarily because of a $1.8 million reduction in employee compensation costs. Lower compensation costs were partially offset by $0.5 million in higher legal, audit fees, and consulting fees.
Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended March 31,
	2009	% Change	2008
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$9,833	(21%)	$12,443
Depletion of oil and natural gas properties ($ per Mcfe)	$3.41	(21%)	$4.30
Our depletion expense for the first quarter 2009 was $2.6 million lower than the first quarter 2008. This decrease was due to a reduction in our depletion rate associated with our fourth quarter 2008 ceiling test write-down.
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
Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the oil and natural gas prices in effect on the balance sheet date; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, we are subject to a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings and reduces stockholders’ equity in the period of occurrence.
The downward trend in natural gas prices continued in the first quarter and was partially responsible for a first quarter before tax ceiling test write-down of $114.8 million. On December 31, 2008, the Henry Hub natural gas cash price was $5.71 per MMbtu and on March 31, 2009 the Henry Hub natural gas cash price was $3.63 per MMbtu. Lower natural gas prices, combined with the impact of a change in our deferred tax position as a result of the year-end 2008 ceiling test write-down, resulted in our capitalized costs, net of accumulated depreciation, of our oil and gas properties to exceed the discounted present value of our estimated proved reserves using a 10% discount rate.
Inventory Valuation. Our non-cash loss in the first quarter 2009 was attributable to the $2.0 million lower of cost or market write-down of oil country tubular goods (OCTG). Market prices of OCTG have experienced a substantial reduction associated with lower steel costs, oversupply of OCTG and reduced levels of drilling activity associated with lower commodity prices.

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

	Three months ended March 31,
	2009	% Change	2008
	(In thousands)
Interest on Senior Notes	$3,850	0%	$3,850
Interest on senior credit facility	1,005	557%	153
Commitment fees	21	(68%)	65
Dividend on mandatorily redeemable preferred stock	149	(1%)	151
Amortization of deferred loan and debt issuance cost	275	12%	246
Other general interest expense	17	NM	0
Capitalized interest expense	(1,190)	14%	(1,046)

Net interest expense	$4,127	21%	$3,419

Weighted average debt outstanding	$315,101	72%	$182,821
Average interest rate on outstanding indebtedness (a)	6.5%		9.4%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
First quarter 2009 interest expense was $0.7 million higher than the corresponding period last year primarily due to a $0.9 million increase in interest expense associated with higher levels of outstanding debt on our senior credit facility. The increase in our debt outstanding was partially offset by a lower weighted average cost of debt due to lower one month LIBOR rates in the first three months of 2009 as compared to that in the first three months of 2008.
Other income (expense).
Other income (expense) included:

	Three months ended March 31,
	2009	% Change	2008
	(In thousands)
Other income (expense):
Non-cash gain (loss)	$21	2000%	$1
Income (expense)	94	(69%)	306

Total other income (expense)	$115	(63%)	$307

Income taxes. We recorded no deferred federal or state income tax expense in the first quarter of this year, compared to deferred federal income tax expense of $0.9 million and deferred state income tax expense of $0.1 million in the first quarter last year. The decrease was primarily due to ceiling test write-downs in 2008 and in the first quarter 2009. For the first three months of 2009, our effective tax rate was 0%, which was lower than the statutory rate of 35% primarily due to increases in our valuation allowances on federal and state net operating losses and our inability to deduct preferred stock dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
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
The financial crisis and dramatic downturn in commodity prices have caused us to dramatically reduce our planned capital expenditure budget for 2009. As a consequence, after completing the drilling phase of wells that were in progress at year-end 2008, we have elected to shut down all drilling activity. The capital budget for 2009 mainly consists of completing wells that were in progress at year-end 2008 and participating in non-operated wells in the Parshall, Austin and Sanish fields, which are located east of the Nesson Anticline in Mountrail County, North Dakota. Factors that could cause us to increase our level of activity in 2009 include an appropriate decline in service costs that are commensurate with commodity prices at the time, the formation of a joint venture with another exploration and production company, the completion of a sale of a portion of our acreage position, the completion of a financing transaction or a rebound in commodity prices.
The table below summarizes our 2009 oil and gas capital expenditure budget, the amount spent through March 31, 2009 and the amount of our 2009 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2009	Spent Through	Amount
	Budget	March 31, 2009	Remaining (a)
	(In millions)
Drilling	$26.7	$22.9	$3.8
Net land and seismic (b)	(2.4)	(6.5)	NM
Capitalized costs (c)	12.5	2.7	9.8
Asset retirement obligation	0.3	0.2	0.1

Total oil and gas capital expenditures (d)	$37.1	$19.3	$13.7

(a)	Calculated based on the 2009 capital expenditure budget included with our Form 10-K for 2008 less amounts spent through March 31, 2009.

(b)	Net land and seismic expenditures include $6 million in proceeds from the sale of our Mountrail County mineral interests and $0.5 million in reimbursements in connection with our G&G activity.

(c)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(d)	Excludes other property capital expenditures.
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
This value creation measure and the final determination with respect to our 2009 budgeted expenditures will depend on a number of factors, including:
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

Liquidity and Capital Resources
Sources of Capital
For the remainder of 2009, we intend to fund our capital expenditure program and contractual commitments with cash on hand, cash flows from operations, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources.
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
The Senior Notes are our unsecured senior obligations, and:
•	rank equally in right of payment with all our existing and future senior indebtedness;

•	rank senior to all of our future subordinated indebtedness; and

•	are effectively junior in right of payment to all of our and the Guarantors’ existing and future secured indebtedness, including debt under our senior credit agreement.
The Indenture governing the Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of 25% or more in aggregate principal amount of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.
Additionally, the Indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of March 31, 2009.
Senior Credit Agreement
Our senior credit agreement provides for revolving credit borrowings up to $200 million and matures June 29, 2010. In May and November 2008, in conjunction with our regularly scheduled semi-annual redeterminations, the borrowing base was reset to $135 million and $145 million, respectively. As of March 31, 2009, we had $145.0 million outstanding under our senior credit agreement.
Covenants under our Senior Notes preclude us from incurring additional debt under the senior credit agreement to the extent our total debt under the senior credit agreement exceeds the greater of $50.0 million or 25% of a calculated proved PV10 value based on year-end prices, as defined in our Indenture, which value is referred to as Adjusted Consolidated Net Tangible Assets. In December 2008, we were permitted to borrow up to $167.8 million and we elected to borrow a total of $145 million under our senior credit agreement. Because of the dramatic downturn in commodity prices during the second half of 2008 and because covenant calculations will rely on year-end 2008 prices for the above referenced calculation for the entirety of 2009, the lower year-end 2008 prices limit our present ability to make further borrowings of secured debt and therefore have negatively impacted our corporate liquidity.
Since the borrowing base for our senior credit agreement is redetermined at least semi-annually, the amount of borrowing capacity available to us under our senior credit agreement could fluctuate. In the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to pay off the borrowing base deficiency and carry out our planned spending for exploration and development activities. If our borrowing base is reduced, we will be required to repay amounts outstanding under our senior credit facility until our borrowings no longer exceed the borrowing base.

Borrowings under our senior credit agreement bear interest, at our election, at a base rate or a Eurodollar rate, plus in each case an applicable margin. These margins are reset quarterly and are subject to increase if the total amount borrowed under our senior credit agreement reaches certain percentages of the available borrowing base, as shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
< 50%	1.500%	0.000%
>50% and < 75%	1.750%	0.250%
>75% and < 90%	2.000%	0.500%
>90%	2.250%	0.750%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the highest of the following, in each case, to the extent determinable by the Administrative Agent: (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Eurodollar Rate with respect to Interest Periods of one month determined as of approximately 11:00 a.m. (London time) on such day plus 1.50% and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are as follows:

Percent of
Borrowing Base	Quarterly
Utilized	Commitment Fee
< 50%	0.300%
>50% and < 75%	0.375%
>75% and < 90%	0.500%
> 90%	0.500%
Our senior credit agreement also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our senior credit agreement, we are required to maintain a current ratio of at least 1 to 1 and an interest coverage ratio for the four most recent quarters of at least 3 to 1. Our current ratio at March 31, 2009 and interest coverage ratio for the twelve-month period ended March 31, 2009 were 1.37 to 1 and 5.75 to 1, respectively. As of March 31, 2009, we were in compliance with all covenant requirements in connection with our senior credit agreement.
Covenants governing our Indenture limit our ability to incur additional secured debt. Based on these covenants and the value of our proved reserves as of March 31, 2009, we calculated that at the end of the first quarter 2009 we are unable to incur additional secured debt beyond the $145 million that is currently outstanding under our senior credit agreement. Growth in our proved reserves could give us the flexibility to incur additional secured debt.
Mandatorily Redeemable Preferred Stock
As of March 31, 2009, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.

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
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2009	%Change	2008
	(In thousands)

Net income (loss)	$(119,071)	NM	$1,527
Non-cash items	128,427	553%	19,680
Changes in working capital and other items	4,079	(43%)	7,128

Cash flows provided by operating activities	$13,435	(53%)	$28,335
Cash flows used by investing activities	(26,389)	(41%)	(45,034)
Cash flows provided by financing activities	(58)	NM	9,002

Net increase in cash and cash equivalents	$(13,012)	69%	$(7,697)

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
For the first three months of 2009, cash flows provided by operating activities decreased by 53% to $13.4 million from the same period last year. The decrease in operating cash flow is primarily attributable to the aforementioned decrease in commodity prices.
Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2009	%Change	2008
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$22,940	(26%)	$31,200
Land and seismic	(6,471)	NM	10,833
Capitalized cost	2,740	(20%)	3,410
Capitalized asset retirement obligation	172	182%	61

Total	$19,381	(57%)	$45,504

Reconciling Items:
Change in accrued drilling costs	$8,095	NM	$(609)
Other	(1,087)	NM	139

Total Reconciling Items	7,008	NM	(470)

Net cash used in investing activities	$26,389	(41%)	$45,034

Net cash used by investing activities in the first quarter 2009 decreased by $18.6 million, or 41%, over the same period in 2008. The following were the reasons for the change:
•	net land and seismic expenditures decreased by $17.3 million;

•	drilling expenditures decreased by $8.3 million;

•	capitalized costs decreased by $0.7 million; and

•	the change in accrued drilling costs increased cash used in investing activities by $8.7 million.
Analysis of changes in cash flows from financing activities
We had no net cash provided by financing activities in the first quarter 2009 since we were fully drawn under our senior credit agreement. During the first quarter 2008, we borrowed an incremental $9.0 million under our senior credit facility.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the three months ended March 31, 2009 and 2008.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2009 common stock transactions:
Exercise of employee stock options	500	$1

2008 common stock transactions:
Exercise of employee stock options	33,500	$134
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

New Accounting Pronouncements
On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue was effective for the fiscal year beginning January 1, 2009. This pronouncement did not have a material impact on our financial statements.
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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard did not have a material impact on our financial statements.
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

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP is not expected to have a material impact on our financial statements.
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
Forward-looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2009 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2008 including, but not limited to, the Risk Factors identified in Item 1A. of such report. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.
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

During 2008 and 2009 through March 31, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas swaps, oil costless collars and oil swaps.
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
The following tables reflect our open natural gas and oil derivative contracts as of March 31, 2009, the associated volumes and the corresponding weighted average NYMEX floor and cap price. As of May 1, 2009 we did not enter into any commodity derivative contracts subsequent to March 31, 2009.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/09 – 04/30/09	50,000	$7.00	$7.50
04/01/09 – 04/30/09	20,000	$7.25	$9.80
04/01/09 – 04/30/09	70,000	$8.00	$8.00
04/01/09 – 04/30/09	40,000	$5.75	$7.50
10/01/09 – 03/31/10	420,000	$5.75	$7.05
04/01/10 – 09/30/10	420,000	$5.75	$7.30
10/01/10 – 03/31/11	240,000	$6.50	$8.25
04/01/10 – 09/30/10	240,000	$5.75	$7.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/09 – 03/31/10	420,000	$8.00	$10.00	$5.50
04/01/09 – 04/30/09	70,000	$6.25	$8.80	$4.75
10/01/09 – 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural	Swap
	Gas	Price
Settlement Period	(MMbtu)	(Nymex)
Natural Gas Swaps
04/01/09 – 05/31/09	80,000	$5.865
04/01/09 – 06/30/09	90,000	$4.640
04/01/09 – 08/31/09	350,000	$4.745
10/01/09 – 12/31/09	60,000	$4.900
05/01/09 – 12/31/09	300,000	$4.440
05/01/09 – 09/30/09	250,000	$4.090
05/01/09 – 09/30/09	250,000	$3.960
05/01/09 – 09/30/09	650,000	$4.000

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
04/01/09 – 06/30/09	9,000	$62.00	$81.75

	Crude	Swap
	Oil	Price
Settlement Period	(Bbls)	(Nymex)
Oil Swaps
04/01/09 – 12/31/09	90,000	$50.75
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in Note 3 of Notes to the Consolidated Financial Statements included in Part I. Financial Statements, Brigham is party to various legal actions arising in the ordinary course of business and does not expect these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008, other than the following:
The proposed United States federal budget for fiscal year 2010 and other pending legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.
In March 2009, the Obama administration released its budget proposals, which included numerous tax changes. In April 2009, additional legislation was introduced to further these objectives. The proposed budget and legislation repeal many tax incentives and deductions that are currently used by US oil and gas companies and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion in excess of basis; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In 2009, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
January 2009	11,431	$3.105
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On January 1, 2009, the Consulting Agreement dated May 1, 1997 between Brigham Oil & Gas, L.P. and Harold D. Carter, one of our directors, was terminated in an effort to reduce general and administrative expense.
ITEM 6. EXHIBITS

10.41*	Agreement terminating the Consulting Agreement dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter

10.42*	Form of Amendment to Option Agreement

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2009.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.41*	Agreement terminating the Consulting Agreement dated May 1, 1997, by and between Brigham Oil & Gas, L.P. and Harold D. Carter

10.42*	Form of Amendment to Option Agreement

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Management contract or compensatory plan.