Form 10-Q
period 2009-06-30
BRIGHAM EXPLORATION CO
filed 2009-08-10
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of August 3, 2009	82,957,972

Brigham Exploration Company
Second Quarter 2009 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$68,086	$40,043
Restricted cash	—	555
Investments	5,268	—
Accounts receivable	13,751	24,558
Derivative assets	1,638	5,140
Inventory	7,276	6,070
Other current assets	719	2,154

Total current assets	96,738	78,520

Oil and natural gas properties, using the full cost method including
Proved, net	219,776	298,833
Unproved	80,957	106,006

	300,733	404,839

Other property and equipment, net	2,359	1,873
Deferred loan fees	3,647	3,122
Other noncurrent assets	931	702

Total assets	$404,408	$489,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,996	$14,297
Royalties payable	4,568	6,859
Accrued drilling costs	5,862	19,768
Participant advances received	515	2,226
Other current liabilities	7,448	5,065

Total current liabilities	28,389	48,215

Senior Notes	158,849	158,730
Senior Credit Facility	110,000	145,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at June 30, 2009 and December 31, 2008	10,101	10,101
Deferred income taxes	149	149
Other noncurrent liabilities	6,783	5,592

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.01 par value, 90 million shares authorized, 82,223,628 and 45,829,277 shares issued and 82,053,843 and 45,686,295 shares outstanding at June 30, 2009 and December 31, 2008, respectively	822	458
Additional paid-in capital	307,099	212,473
Treasury stock, at cost; 169,785 and 142,982 shares at June 30, 2009 and December 31, 2008, respectively	(1,293)	(1,202)
Retained earnings (deficit)	(216,491)	(90,460)

Total stockholders’ equity	90,137	121,269

Total liabilities and stockholders’ equity	$404,408	$489,056

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Oil and natural gas sales	$13,209	$38,871	$27,018	$69,381
Gain (loss) on derivatives, net	(2,727)	(13,907)	1,916	(19,363)
Other revenue	32	62	66	79

	10,514	25,026	29,000	50,097

Costs and expenses:
Lease operating	3,573	2,548	7,372	5,534
Production taxes	831	1,441	1,645	2,724
General and administrative	2,264	2,596	4,386	5,189
Depletion of oil and natural gas properties	6,233	12,405	16,066	24,848
Impairment of oil and natural gas properties	—	—	114,781	—
Depreciation and amortization	167	158	316	305
Accretion of discount on asset retirement obligations	105	89	206	180
Loss on inventory valuation	128	—	2,167	—

	13,301	19,237	146,939	38,780

Operating income (loss)	(2,787)	5,789	(117,939)	11,317

Other income (expense):
Interest income	111	39	204	114
Interest expense, net	(4,251)	(3,482)	(8,378)	(6,901)
Other income (expense)	(33)	96	82	403

	(4,173)	(3,347)	(8,092)	(6,384)

Income (loss) before income taxes	(6,960)	2,442	(126,031)	4,933

Income tax expense:
Current	—	—	—	—
Deferred	—	(925)	—	(1,889)

	—	(925)	—	(1,889)

Net income (loss)	$(6,960)	$1,517	$(126,031)	$3,044

Net income (loss) per share available to common stockholders:
Basic	$(0.12)	$0.03	$(2.39)	$0.07

Diluted	$(0.12)	$0.03	$(2.39)	$0.07

Weighted average shares outstanding:
Basic	59,687	45,332	52,745	45,296

Diluted	59,687	46,444	52,745	46,171

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional			Total
	Common Stock		Paid In	Treasury		Stockholders’
	Shares	Amounts	Capital	Stock	Retained Earnings	Equity
Balance, December 31, 2008	45,829	$458	$212,473	$(1,202)	$(90,460)	$121,269
Net income (loss)	—	—	—	—	(126,031)	(126,031)
Issuance of common stock	36,292	363	93,160	—	—	93,523
Exercises of employee stock options	1	—	1	—	—	1
Vesting of restricted stock	102	1	(1)	—	—	—
Stock based compensation	—	—	1,466	—	—	1,466
Repurchases of common stock	—	—	—	(91)	—	(91)

Balance, June 30, 2009	82,224	$822	$307,099	$(1,293)	$(216,491)	$90,137

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(126,031)	$3,044
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	16,066	24,848
Impairment of oil and natural gas properties	114,781	—
Depreciation and amortization	316	305
Stock based compensation	797	818
Amortization of deferred loan fees and debt issuance costs	626	528
Market value adjustment for derivative instruments	6,891	15,944
Accretion of discount on asset retirement obligations	206	180
Deferred income taxes	—	1,889
Other noncash items	35	4
Changes in operating assets and liabilities:
Accounts receivable	10,807	(11,044)
Other current assets	36	(1,303)
Accounts payable	(4,301)	5,615
Royalties payable	(2,291)	3,332
Participant advances received	(1,711)	(581)
Other current liabilities	(265)	(158)
Other noncurrent assets and liabilities	(15)	(381)

Net cash provided by operating activities	15,947	43,040

Cash flows from investing activities:
Additions to oil and natural gas properties	(39,703)	(83,956)
Decrease (increase) in restricted cash	555	—
Decrease (increase) in short term investments	(5,268)	—
Additions to other property and equipment	(1,245)	(357)
Decrease (increase) in drilling advances paid	163	(399)

Net cash provided (used) by investing activities	(45,498)	(84,712)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	93,523	—
Increase in Senior Credit Facility	—	38,600
Repayment of Senior Credit Facility	(35,000)	—
Deferred loan fees paid and equity costs	(839)	(188)
Proceeds from exercise of employee stock options	1	552
Repurchases of common stock	(91)	(142)

Net cash provided (used) by financing activities	57,594	38,822

Net increase (decrease) in cash and cash equivalents	28,043	(2,850)
Cash and cash equivalents, beginning of year	40,043	13,863

Cash and cash equivalents, end of period	$68,086	$11,013

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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Brigham and its wholly-owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnership in which Brigham, or any of its subsidiaries, has a participating interest. All significant intercompany accounts and transactions have been eliminated.
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
3. Restricted Cash
Restricted cash at December 31, 2008 of $555,000 included deposits in an interest bearing escrow account under the terms of a turnkey drilling contract executed during the third quarter of 2008. There was no restricted cash at June 30, 2009.
4. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of June 30, 2009, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding — basic	59,687	45,332	52,745	45,296
Plus: Potential common shares
Stock options and restricted stock	—	1,112	—	875

Weighted average common shares outstanding — diluted	59,687	46,444	52,745	46,171

Stock options excluded from diluted EPS due to the anti-dilutive effect	4,915	327	4,915	485

6. Income Taxes
The income tax expense for the six months ended June 30, 2009 and 2008 consists of the following (in thousands):

	June 30,	June 30,
	2009	2008
Current income taxes:
Federal	$—	$—
State	—	—
Deferred income taxes:
Federal	—	1,707
State	—	182

	$—	$1,889

No deferred federal or state income tax benefit was recorded in the second quarter of 2009 because of ceiling test write-downs in the fourth quarter of 2008 and in the first quarter of 2009 resulting in increased valuation allowances on Brigham’s net deferred tax assets.
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
The following table sets forth the reconciliation of unrecognized tax benefits for the six months ended June 30:

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
Natural Gas and Crude Oil Derivative Contracts
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges consist of swaps, costless collars (purchased put options and written call options), and three-way collars (a standard collar plus a sold put below the floor price of the collar). The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There are no net premiums paid or received when Brigham enters into these option agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under SFAS No. 133. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. See Note 8, “Fair Values”, for a discussion of the calculation of the fair values of natural gas and oil derivative contracts. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.
Brigham reports average oil and natural gas prices and revenues including the net results of hedging activities. The following table sets forth Brigham’s oil and natural gas prices including and excluding the realized and unrealized hedging gains and losses and the increase or decrease in oil and natural gas revenues as a result of the hedging activities for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Natural Gas
Average price per Mcf realized excluding gas hedging results	$3.50	$11.93	$3.93	$10.29
Average price per Mcf including gas hedging settlement results	$4.53	$11.03	$6.33	$9.99
Increase (decrease) in revenue, in thousands	$1,509	$(1,756)	$7,948	$(1,231)
Average price per Mcf including gas hedging settlement results and any unrealized gains (losses)	$3.86	$7.61	$5.56	$7.14
Increase (decrease) in revenue, in thousands	$529	$(8,409)	$5,397	$(13,041)
Oil
Average price per Bbl realized excluding oil hedging results	$49.41	$122.22	$41.63	$109.46
Average price per Bbl including oil hedging settlement results	$48.06	$109.71	$44.18	$100.53
Increase (decrease) in revenue, in thousands	$(222)	$(1,600)	$860	$(2,186)
Average price per Bbl including oil hedging settlement results and any unrealized gains (losses)	$29.56	$79.25	$31.32	$83.64
Increase (decrease) in revenue, in thousands	$(3,256)	$(5,498)	$(3,481)	$(6,322)
For the six months ended June 30, 2009, settlements for natural gas included $3.2 million received for the monetization of a portion of our natural gas hedges which would have settled from May through September of 2009.

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at June 30, 2009, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/09 - 03/31/10	420,000		$5.75	$7.05
11/01/09 - 12/31/10	980,000		$5.15	$7.00
04/01/10 - 09/30/10	420,000		$5.75	$7.30
04/01/10 - 09/30/10	240,000		$5.75	$7.00
10/01/10 - 03/31/11	240,000		$6.50	$8.25
Oil Costless Collars
07/01/09 - 05/31/10		110,000	$57.50	$75.95
07/01/09 - 12/31/09		60,000	$49.00	$70.00
07/01/09 - 12/31/09		40,000	$62.50	$76.75
01/01/10 - 03/31/10		6,000	$65.00	$87.50
01/01/10 - 12/31/10		120,000	$48.70	$80.00
01/01/10 - 12/31/10		54,000	$60.00	$86.50
06/01/10 - 12/31/10		56,000	$57.50	$82.15
07/01/10 - 09/30/10		6,000	$70.00	$87.25
10/01/10 - 12/31/10		3,000	$70.00	$88.50
01/01/11 - 12/31/11		84,000	$65.00	$88.25

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
10/01/09 - 03/31/10	420,000	$8.00	$10.00	$5.50
10/01/09 - 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural		Written
	Gas	Oil	Swap
Settlement Period	(MMBTU)	(Barrels)	Nymex
Natural Gas Swaps
07/01/09 - 08/31/09	140,000		$4.75
07/01/09 - 09/30/09	150,000		$4.09
07/01/09 - 09/30/09	150,000		$3.96
07/01/09 - 09/30/09	390,000		$4.00
07/01/09 - 12/31/09	258,000		$4.44
07/01/09 - 10/31/09	280,000		$4.03
10/01/09 - 12/31/09	60,000		$4.90
Oil Swaps
07/01/09 - 12/31/09		60,000	$50.75

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional Disclosures about Derivative Instruments and Hedging Activities
At June 30, 2009, Brigham had derivative financial instruments under SFAS No. 133 recorded on the consolidated balance sheet as set forth below:

		Estimated
Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and oil contracts	Derivative assets — current	$1,638
Natural gas and oil contracts	Other non-current assets	186

Total Derivative Assets		$1,824

Derivative Liabilities:
Natural gas and oil contracts	Other current liabilities	$(2,653)
Natural gas and oil contracts	Other non-current liabilities	(725)

Total Derivative Liabilities		$(3,378)
For the three and six months ended June 30, 2009, the effect on income in the consolidated statement of operations for derivative financial instruments under SFAS No. 133 was as follows:

		Three Months	Six Months
		Ended June 30th	Ended June 30th
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$529	$5,397
Oil contracts	Gain (loss) on derivatives, net	(3,256)	(3,481)

Total Derivative Gain (loss)		$(2,727)	$1,916
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

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,653)	$—	$(2,653)	$—
Other non-current liabilities	(725)	—	(725)	—
Current derivative assets	1,638	—	1,638	—
Other non-current assets	186	—	186	—

	$(1,554)	$—	$(1,554)	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(5)	$—	$(5)	$—
Other non-current liabilities	—	—	—	—
Current derivative assets	5,140	—	5,140	—
Other non-current assets	202	—	202	—

	$5,337	$—	$5,337	$—

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

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(6,058)	—	—	(6,058)

	$(6,058)	$—	$—	$(6,058)

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,592)	—	—	(5,592)

	$(5,592)	$—	$—	$(5,592)

See Note 13 for a rollforward of the asset retirement obligation.
As of June 30, 2009, Brigham held $5.3 million of investments in certificates of deposit which have maturities of less than a year. There were no investments at December 31, 2008. The fair value of the investments is reflected on the balance sheet as detailed below.

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments	5,268	5,268	—	—

	$5,268	$5,268	$—	$—

Brigham’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their immediate or short-term maturities. The carrying value of Brigham’s senior credit facility approximates its fair market value since it bears interest at floating market interest rates. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	June 30, 2009		December 31, 2008
	(in millions)		(in millions)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$160,000	$109,600	$160,000	$84,000
Series A Preferred Stock	$10,101	$10,114	$10,101	$10,032
The fair value of Brigham’s Senior Notes is based upon current market quotes and is the estimated amount required to purchase the Senior Notes on the open market.

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
Based on oil and gas prices in effect on June 30, 2009 ($3.885 per MMBtu for Henry Hub natural gas and $69.89 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at June 30, 2009.
10. Common Stock Offering
In May 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 36,292,117 shares at a price of $2.75 and received net proceeds of $93.5 million after underwriting fees and offering expenses. Brigham used the net proceeds from the offering to repay $35 million of outstanding borrowings under its Senior Credit Facility. Brigham is using the remaining net proceeds to fund an expanded capital budget in 2009 and a portion of the 2010 capital budget.
11. Senior Notes
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. The indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At June 30, 2009, Brigham was in compliance with all covenants under the indenture.

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Senior Credit Facility
In November 2008, in conjunction with Brigham’s regularly scheduled semi-annual redetermination, the borrowing base was reset to $145 million. In May 2009, in conjunction with Brigham’s regularly scheduled semi-annual redetermination and Brigham’s common stock offering, the borrowing base was reset to $110 million. As of June 30, 2009, Brigham had $110.0 million in borrowings outstanding under the Senior Credit Facility. On July 24, 2009, Brigham amended and restated the Senior Credit Facility to extend the maturity of the agreement from June 2010 to July 2012.
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly (3.5% at June 30, 2009). The applicable interest rate margin varies from 1.5% to 2.5% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.5% to 3.5% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at June 30, 2009). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among others restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1. The Senior Credit Facility also requires Brigham to maintain an interest coverage ratio for the four most recent quarters as of June 30, 2009 and September 30, 2009 of at least 2.5 to 1, for the quarters ending December 31, 2009 and March 31, 2010 of at least 2.0 to 1, and thereafter must be at least 2.5 to 1. In conjunction with the July 24, 2009 amendment, a net leverage ratio (as defined therein) was added. The net leverage ratio beginning with the quarters ending September 30, 2009 through September 30, 2010 must not be greater than 4.50 to 1, the quarters ending December 31, 2010 and March 31, 2011 must not be greater than 4.25 to 1, and thereafter must not be greater than 4.00 to 1. At June 30, 2009, Brigham was in compliance with all covenants under the Senior Credit Facility.
13. Asset Retirement Obligations
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Beginning asset retirement obligations	$5,592	$5,047
Liabilities incurred for new wells placed on production	275	132
Liabilities settled	(15)	(50)
Accretion of discount on asset retirement obligations	206	180

	$6,058	$5,309

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Stock Based Compensation
Brigham adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized includes the cost for all stock based compensation granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all stock based awards granted subsequent to January 1, 2006, was based on the grant date fair value that was estimated in accordance with the provisions of SFAS 123R. The maximum contractual life of stock based awards is ten years. Additionally, during 2007, stock compensation expense related to unvested stock based awards was adjusted to recognize actual forfeitures during the year. Brigham has assumed a 4% weighted average forfeiture rate for stock based awards to be used prospectively at September 30, 2007. At adoption of SFAS 123R, Brigham elected to amortize newly issued and existing granted awards on a straight-line basis over the requisite service period including estimates of pre-vesting forfeiture rates. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The estimated fair value of the options granted during the six months ended June 30, 2009 and 2008 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2009 and 2008:

	2009	2008
Risk-free interest rate	2.52%	3.0%
Expected life (in years)	5.0	5.0
Expected volatility	77%	47%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$2.19	$4.70
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
Prior to the adoption of SFAS 123R, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not have any excess tax benefits during the six months ended June 30, 2009 and 2008.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Pre-tax stock based compensation expense	$816	$744	$1,466	$1,507
Capitalized stock based compensation	(372)	(340)	(669)	(689)
Tax benefit	(155)	(141)	(279)	(286)

Stock based compensation expense, net	$289	$263	$518	$532

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 6,962,648 or 15% of the total number of shares of common stock outstanding. At June 30, 2009, approximately 97,779 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a contractual life of seven years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 616,800 shares remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans (see also Part II, Item 4(c)3) and non-plan director activity (see also Part II, Item 4(c)4) for the six months ended June 30:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	3,128,651	$7.00	3,046,166	$7.14
Granted	1,150,000	$2.21	18,000	$10.56
Forfeited or cancelled	(10,000)	$3.73	(64,800)	$7.83
Exercised	—	$—	(126,566)	$4.36

Options outstanding at the end of the quarter	4,268,651	$5.71	2,872,800	$7.27

Options exercisable at the end of the quarter	1,976,451	$7.21	1,760,000	$6.79

The weighted-average grant-date fair value of share options granted during the six months ended June 30, 2009 and 2008 was $2.19 and $4.70 respectively. There were no options exercised during the six months ended June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $177,798.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	June 30,	Remaining	Average	June 30,	Remaining	Average
Exercise Price	2009	Contractual Life	Exercise Price	2009	Contractual Life	Exercise Price
$2.21 to $3.41	1,243,000	9.4 years	$2.28	43,000	1.2 years	$3.41
3.66 to 5.08	795,200	4.0 years	$4.76	329,200	0.8 years	$4.30
6.10 to 6.73	1,134,576	2.4 years	$6.49	869,676	1.8 years	$6.59
7.22 to 8.84	736,875	2.7 years	$8.45	515,975	2.4 years	$8.58
8.93 to 12.31	359,000	3.3 years	$11.64	218,600	3.2 years	$11.53

$3.11 to $12.31	4,268,651	4.9 years	$5.71	1,976,451	2.0 years	$7.21

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $1.5 million and $4,100, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2009 there was approximately $5.3 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.9 years.
Restricted Stock
During the six months ended June 30, 2009 and 2008, Brigham issued 155,018 and 109,000, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares vest over five years or cliff-vest at the end of five years. As of June 30, 2009, there was approximately $2.7 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.5 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended June 30:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	593,260	$7.58	653,623	$7.16
Shares granted	155,018	$2.62	109,000	$8.40
Lapse of restrictions	(101,734)	$5.10	(58,000)	$5.39
Forfeitures	—	$—	(29,940)	$6.58

Shares outstanding at the end of the quarter	646,544	$6.78	674,683	$7.54

15. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(6,960)	$1,517	$(126,031)	$3,044
Net (gains) losses included in net income	—	—	—	(177)
Tax benefits (provisions) related to cash flow hedges	—	—	—	62

Other Comprehensive Income, net	$(6,960)	$1,517	$(126,031)	$2,929

16. Subsequent Events
Brigham commenced an exchange offer on July 13, 2009 pursuant to which eligible employees were offered the opportunity to exchange outstanding stock options granted prior to April 21, 2009 for new stock options at an exercise price per share equal to the mean of the high and low sales prices per share on the last business day of the exchange offer, or August 10, 2009, unless the exchange offer is extended.

BRIGHAM EXPLORATION COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. New Accounting Pronouncements and SEC Rulemaking
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
The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the financial statements.
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
In May 2009, the Financial Accounting Standards Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will apply with respect to interim or annual reporting periods ending after June 15, 2009. Brigham evaluated subsequent events through August 7, 2009, the date the financial statements were issued for the period ending June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2008 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2009 and June 30, 2008. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2008 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
General Overview
We are an independent exploration, development and production company that utilizes advanced exploration, drilling and completion technologies to systematically explore for, develop and produce domestic onshore oil and natural gas reserves. We focus our activities in provinces where we believe these technologies, including 3-D seismic imaging, horizontal drilling and multi-stage fracture stimulations, can be used to effectively maximize our return on invested capital.
Historically, our exploration and development activities have been focused in the Onshore Gulf Coast, the Anadarko Basin and West Texas. Beginning in late 2005, we began to acquire acreage within the Williston Basin in North Dakota and Montana, and since then have invested in excess of $170 million on drilling, land and seismic in this region. In late 2007, the majority of our drilling capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin, where we are currently targeting Bakken, Three Forks and Red River objectives. At present, we have approximately 290,000 net leasehold acres in the Williston Basin and have identified over 800 horizontal drilling locations on our acreage.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate attractive rates of return on our invested capital. Key elements of our business strategy include:
•	Focus on Provinces;
•	Leverage Our Engineering and Operational Expertise;
•	Capitalize on Exploration Successes Through Disciplined Development Activities;
•	Enhance Returns Through Operational Control; and
•	Internally Generate an Inventory of High Quality Exploratory Prospects.
Overview of Second Quarter 2009
In May 2009, we completed a public offering of common stock pursuant to a shelf registration statement. We sold 36,292,117 shares at a price of $2.75 and received net proceeds of $93.5 million after underwriting fees and offering expenses. We used the net proceeds from the offering to repay $35 million of our outstanding indebtedness under our Senior Credit Facility. We are using the remaining net proceeds to fund our expanded capital budget in 2009 as well as fund a portion of our 2010 capital budget.
In May 2009, in connection with our common stock offering, we increased our 2009 capital budget to $64.5 million from $37.1 million. The increase in our budget was used to fund the restart of our operated Bakken and Three Forks drilling program in the Williston Basin in North Dakota. We anticipate that our revised 2009 budget will allow us to complete three wells that we deferred completing in early 2009 due to low commodity prices, high service costs and high differentials. In addition, our expanded 2009 capital budget is anticipated to allow us to drill two new long lateral horizontal wells in Williams County, North Dakota. To date, we have completed one of the three wells that we deferred completing in early 2009 and have commenced drilling one of the two new long lateral wells. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Second Quarter 2009 Operational Results — Rocky Mountain Province — Williston Basin.

Second quarter 2009 oil and natural gas prices, excluding realized and unrealized derivative hedging results, decreased 60% and 71%, respectively, from the second quarter 2008. In the second quarter 2009, the average sales price that we received for oil, excluding realized and unrealized derivative hedging results, was $49.41 per barrel, which represents a $72.81 per barrel decrease from that in the second quarter 2008. In the second quarter 2009, the average sales price that we received for natural gas, excluding realized and unrealized derivative hedging results, was $3.50 per Mcf, which represents an $8.43 per Mcf decrease from that in the second quarter 2008.
Our second quarter 2009 production averaged 27.2 MMcfe per day, which represents a 10% decrease from the second quarter 2008. The natural production decline from our wells, decreased drilling activity, and the higher than forecasted decline rates associated with our Bayou Postillion wells in Southern Louisiana led to reduced production. During the second quarter 2009, our oil volumes increased by 28% to approximately 164,000 barrels versus that in the second quarter 2008 as a result of our increased activity level in the Williston Basin.
Our second quarter 2009 oil and natural gas revenues, including hedge settlements but excluding unrealized hedging gains and losses, were down $21.0 million, or 59%, compared to that in the second quarter 2008. Oil revenues in the second quarter 2009, including hedge settlements but excluding unrealized hedging gains and losses, decreased $6.2 million from the second quarter 2008. Lower oil prices reduced revenues by $11.9 million while both higher production volumes and hedge settlements increased revenues by $4.4 million and $1.4 million, respectively. Natural gas revenues in the second quarter 2009, including hedge settlements but excluding unrealized hedging gains and losses, decreased $14.9 million compared to the second quarter 2008. Lower natural gas prices and reduced production volumes decreased revenues $12.3 million and $5.8 million, respectively, while increased hedge settlements increased revenues by $3.3 million.
Second quarter 2009 operating income decreased $8.6 million from that in the second quarter last year. This decrease was attributable to the decline in commodity prices, natural gas volumes and higher lease operating expense. These items were partially offset by higher oil volumes and lower depletion, general and administrative and production tax expenses.
As of June 30, 2009, we had $73.4 million in cash and marketable securities and $404.4 million in total assets.
Overview of Second Quarter 2009 Operational Results
Rocky Mountain Province
Williston Basin
Following our equity offering in May 2009, we restarted our operated drilling program in the Williston Basin. In June, we re-entered the Anderson 28-33 #1H and began drilling the horizontal portion of the wellbore in the Bakken formation. Currently, we are fracture stimulating the well with 24 stages planned. The Anderson is located approximately 2 miles west of our Carkuff 22 #1H discovery. We own an approximate 66% working interest and 55% net revenue interest in the Anderson well.
In late June, we began fracture stimulating the Strobeck 27-34 #1H, which is a long lateral Three Forks well, with 20 stimulation stages. The Strobeck well is located approximately one mile west of our operated Carkuff 22 #1H in Mountrail County, North Dakota. We own an approximate 77% working interest and a 63% revenue interest in the well.
In late July, we began completion operations on the Figaro 29-32 #1H, which is a long lateral Bakken well, with 20 stimulation stages. Currently, we are continuing completion operations. We own an approximate 90% working interest and a 72% revenue interest in the well.
Onshore Gulf Coast Province
Southern Louisiana
In May 2009, we successfully brought on line our third joint venture well with Clayton Williams Energy, Inc., the Breton Sound SL 19054 #1. The Breton Sound well was completed from 60 feet of pay. We own an approximate 50% working interest and a 39% revenue interest in the well.

Subsequent Events
On July 24, 2009, we entered into the Fifth Amendment to our Senior Credit Facility. The amendment extended the maturity of the agreement to July 24, 2012, amended our Interest Coverage Ratio (as defined in the Senior Credit Facility), added a Net Leverage Ratio (as defined in the Fifth Amendment) and requires us to maintain $10 million in liquidity until our preferred stock is redeemed in October 2010. Our Interest Coverage Ratio for the four quarters ended as of June 30, 2009 and September 30, 2009 must be a minimum of 2.50 to 1.00, for the four quarters ended as of December 31, 2009 and March 31, 2010 must be a minimum of 2.00 to 1.00 and for the four quarters thereafter must be a minimum of 2.50 to 1.00. Our Net Leverage Ratio beginning with the quarter ended September 30, 2009 through September 30, 2010 must be not greater than 4.50 to 1.00, ending December 31, 2010 and March 31, 2011 must be not greater than 4.25 to 1.00 and thereafter must be not greater than 4.00 to 1.00.
Results for the Three and Six Months Ended June 30, 2009
Comparison of the three month and six month periods ended June 30, 2009 and 2008.
Production volumes

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008

Oil (MBbls)	164	28%	128	338	38%	245
Natural gas (MMcf)	1,460	(25%)	1,947	3,302	(20%)	4,139
Total (MMcfe)(1)	2,444	(10%)	2,715	5,328	(5%)	5,609
Average daily production (MMcfe/d)(2)	27.2	(10%)	30.2	29.6	(5%)	31.2
Average daily production (Boe/d)(2)	4,526	(10%)	5,027	4,933	(5%)	5,193

(1)	MMcfe is defined as one million cubic feet equivalent of natural gas, determined using the ratio of six MMcf of natural gas to one MBbl of crude oil, condensate or natural gas liquids.

(2)	Average daily production is calculated using 30 days per calendar month.
Natural gas represented 60% of our second quarter 2009 production volumes and 62% of our first six months 2009 production volumes, compared to 72% in the second quarter 2008 and 74% in the first six months 2008.

Revenues, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008

Oil revenue:
Oil revenue	$8,105	(48%)	$15,640	$14,055	(48%)	$26,797
Oil derivative settlement gains (losses)	(222)	(86%)	(1,601)	860	NM	(2,187)

Oil revenue including oil derivative settlements	$7,883	(44%)	$14,039	$14,915	(39%)	$24,610
Oil derivative unrealized gains (losses)	(3,034)	(22%)	(3,897)	(4,341)	5%	(4,135)

Oil revenue including derivative settlements and unrealized gains (losses)	$4,849	(52%)	$10,142	$10,574	(48%)	$20,475
Natural gas revenue:
Natural gas revenue	$5,104	(78%)	$23,231	$12,963	(70%)	$42,584
Natural gas derivative settlement gains (losses)	1,508	NM	(1,756)	7,947	NM	(1,232)

Natural gas revenue including derivative settlements	$6,612	(69%)	$21,475	$20,910	(49%)	$41,352
Natural gas derivative unrealized gains (losses)	(979)	(85%)	(6,653)	(2,550)	(78%)	(11,809)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$5,633	(62%)	$14,822	$18,360	(38%)	$29,543
Oil and natural gas revenue:
Oil and natural gas revenue	$13,209	(66%)	$38,871	$27,018	(61%)	$69,381
Oil and natural gas derivative settlement gains (losses)	1,286	NM	(3,357)	8,807	NM	(3,419)

Oil and natural gas revenue including derivative settlement gains (losses)	14,495	(59%)	35,514	35,825	(46%)	65,962
Oil and natural gas derivative unrealized gains (losses)	(4,013)	(62%)	(10,550)	(6,891)	(57%)	(15,944)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	10,482	(58%)	24,964	28,934	(42%)	50,018
Other revenue	32	(48%)	62	66	(16%)	79

Total revenue	$10,514	(58%)	$25,026	$29,000	(42%)	$50,097

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008

Average oil prices:
Oil price (per Bbl)	$49.41	(60%)	$122.22	$41.63	(62%)	$109.46
Oil price including derivative settlement gains (losses) (per Bbl)	48.06	(56%)	109.71	44.18	(56%)	100.53
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$29.56	(63%)	$79.25	$31.32	(63%)	$83.64
Average natural gas prices:
Natural gas price (per Mcf)	$3.50	(71%)	$11.93	$3.93	(62%)	$10.29
Natural gas price including derivative settlement gains (losses) (per Mcf)	4.53	(59%)	11.03	6.33	(37%)	9.99
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$3.86	(49%)	$7.61	$5.56	(22%)	$7.14
Average equivalent prices:
Natural gas equivalent price (per Mcfe)	$5.40	(62%)	$14.32	$5.07	(59%)	$12.37
Natural gas equivalent price including derivative settlement gains (losses) (per Mcfe)	5.93	(55%)	13.08	6.72	(43%)	11.76
Natural gas equivalent price including derivative settlements and unrealized gains (losses) (per Mcfe)	$4.29	(53%)	$9.19	$5.43	(39%)	$8.92

	For the three	For the six
	month periods	month periods
	ended June 30,	ended June 30, 2009 and
	2009 and 2008	2008

Change in revenue from the sale of oil
Volume variance impact	$4,410	$10,154
Price variance impact	(11,945)	(22,896)
Cash settlement of hedging contracts	1,379	3,047
Unrealized hedge gain or loss	863	(206)

Total change	$(5,293)	$(9,901)

Change in revenue from the sale of natural gas
Volume variance impact	$(5,813)	$(8,603)
Price variance impact	(12,314)	(21,018)
Cash settlement of hedging contracts	3,264	9,179
Unrealized hedge gain or loss	5,674	9,259

Total change	$(9,189)	$(11,183)

Change in revenue from the sale of oil and natural gas
Volume variance impact	$(1,403)	$1,551
Price variance impact	(24,259)	(43,914)
Cash settlement of hedging contracts	4,643	12,226
Unrealized hedge gain or loss	6,537	9,053

Total change	$(14,482)	$(21,084)

Second quarter 2009 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) decreased $14.5 million when compared to that in the second quarter 2008. The change in revenues was attributable to the following:
•	a 62% decrease in pre-hedge per Mcfe sales prices resulted in a $24.3 million decrease in revenues;
•	a decrease in natural gas production, which was partially offset by an increase in our oil volumes, resulted in a $1.4 million decrease in oil and natural gas revenues;
•	a $1.3 million gain from the settlement of derivative contracts in the second quarter 2009 versus a $3.3 million loss from the settlement of derivative contracts in second quarter 2008 increased revenues by $4.6 million; and
•	a $4.0 million unrealized derivative loss in second quarter 2009 versus a $10.5 million unrealized derivative loss in second quarter 2008 increased revenues by $6.5 million.
First six months 2009 oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) decreased $21.0 million when compared to that in the first six months 2008. The change in revenues was attributable to the following:
•	a 59% decrease in pre-hedge per Mcfe sales prices resulted in a $43.9 million decrease in revenues;
•	an increase in oil production, which was partially offset by a decrease in our natural gas volumes, resulted in a $1.6 million increase in oil and natural gas revenues;
•	an $8.8 million gain from the settlement of derivative contracts in the first six months 2009 versus a $3.4 million loss from the settlement of derivative contracts in first six months 2008 increased revenues by $12.2 million; and
•	a $6.8 million unrealized derivative loss in first six months 2009 versus a $15.9 million unrealized derivative loss in first six months 2008 increased revenues by $9.1 million.
Hedging. We utilize collars, three way costless collars and swaps to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.

The following table details derivative contracts that settled during the second quarter and first six months 2009 and 2008 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
Oil collars
Volumes (Bbls)	19,000	(60%)	47,000	49,000	(47%)	92,500
Average floor price ($ per Bbl)	$59.63	(13%)	$68.18	$71.58	10%	$64.98
Average ceiling price ($ per Bbl)	$78.70	(13%)	$90.91	$96.96	10%	$88.29
Gain (loss) upon settlement ($ in thousands)	$45	NM	$(1,601)	$1,127	NM	$(2,187)

Oil swaps
Volumes (Bbls)	30,000	NM	—	30,000	NM	—
Average swap price ($ per Bbl)	$50.75	NM	$—	$50.75	NM	$—
Gain (loss) upon settlement ($ in thousands)	$(267)	NM	$—	$(267)	NM	$—

Total oil
Gain (loss) upon settlement ($ in thousands)	$(222)	(86%)	$(1,601)	$860	NM	$(2,187)

Natural gas collars
Volumes (MMbtu)	250,000	(82%)	1,370,000	1,220,000	(58%)	2,890,000
Average floor price ($ per MMbtu)	$6.89	(3%)	$7.14	$7.74	3%	$7.52
Average ceiling price ($ per MMbtu)	$8.19	(14%)	$9.54	$9.42	(15%)	$11.06
Gain (loss) upon settlement ($ in thousands)	$676	NM	$(1,756)	$6,931	NM	$(1,232)

Natural gas swaps
Volumes (MMbtu)	882,000	NM	—	1,062,000	NM	—
Average swap price ($ per MMbtu)	$4.438	NM	$—	$4.572	NM	$—
Gain (loss) upon settlement ($ in thousands)	$832	NM	$—	$1,016	NM	$—

Total gas
Gain (loss) upon settlement ($ in thousands)	$1,508	NM	$(1,756)	$7,947	NM	$(1,232)
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

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Three months ended June 30,			Three months ended June 30,
	2009	% Change	2008	2009	% Change	2008

Production costs:
Operating & maintenance	$1.17	56%	$0.75	$2,853	40%	$2,036
Expensed workovers	0.18	20%	0.15	445	9%	410
Ad valorem taxes	0.11	175%	0.04	275	170%	102

Lease operating expenses	$1.46	55%	$0.94	$3,573	40%	$2,548

Production taxes	0.34	(36%)	0.53	831	(42%)	1,441

Production costs	$1.80	22%	$1.47	$4,404	10%	$3,989

Second quarter 2009 per unit of production costs increased $0.33 per Mcfe, or 22%, when compared to that in the second quarter last year mainly due to the following:
•	O&M expense increased $0.42 per Mcfe, or 56%, due to an increase in compressor rental and maintenance, electricity, salt water disposal, surface equipment repair and well service and repair; and
•	production taxes decreased $0.19 per Mcfe, or 36%, due to lower commodity prices.

	Unit-of-Production			Amount
	(Per Mcfe)			(In thousands)
	Six months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008

Production costs:
Operating & maintenance	$1.07	55%	$0.69	$5,697	48%	$3,858
Expensed workovers	0.21	(5%)	0.22	1,125	(8%)	1,224
Ad valorem taxes	0.10	25%	0.08	550	22%	452

Lease operating expenses	$1.38	39%	$0.99	$7,372	33%	$5,534

Production taxes	0.31	(37%)	0.49	1,645	(40%)	2,724

Production costs	$1.69	14%	$1.48	$9,017	9%	$8,258
First six months 2009 per unit of production costs increased $0.21 per Mcfe, or 14%, when compared to the first six months last year mainly due to the following:
•	O&M expense increased $0.38 per Mcfe, or 55%, due to an increase in compressor rental and maintenance, electricity, and salt water disposal; and
•	production taxes decreased $0.18 per Mcfe, or 37%, due to lower commodity prices.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(In thousands, except per unit measurements)

General and administrative costs	$4,087	(15%)	$4,799	$7,759	(20%)	$9,755
Capitalized general and administrative costs	(1,823)	(17%)	(2,203)	(3,373)	(26%)	(4,566)

General and administrative expenses	$2,264	(13%)	$2,596	$4,386	(15%)	$5,189

General and administrative expense ($ per Mcfe)	$0.93	(3%)	$0.96	$0.82	(12%)	$0.93
Our general and administrative costs for the second quarter 2009 decreased primarily because of a $0.6 million reduction in employee compensation costs associated with our cost cutting measures implemented earlier in the year.
General and administrative costs for the first six months 2009 decreased primarily because of a $2.4 million reduction in employee compensation costs associated with our cost cutting measures implemented earlier in the year. Lower compensation costs were partially offset by $0.4 million in higher legal and audit fees.
Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$6,233	(50%)	$12,405	$16,066	(35%)	$24,848
Depletion of oil and natural gas properties ($ per Mcfe)	$2.55	(44%)	$4.57	$3.02	(32%)	$4.43

Our depletion expense for the second quarter 2009 was $6.2 million lower than that in the second quarter 2008. This decrease was due to a reduction in our depletion rate associated with our fourth quarter 2008 and first quarter 2009 ceiling test write-downs, which reduced depletion expense by $5.0 million, and reduced production levels, which reduced depletion expense by $1.2 million.
Our depletion expense for the first six months 2009 was $8.7 million lower than that in the first six months 2008. This decrease was due to the aforementioned ceiling test write-downs, which reduced depletion expense by $7.5 million, and our reduced production, which reduced depletion expense by $1.2 million.
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
The downward trend in natural gas prices experienced in the second half of 2008 continued in the first quarter 2009 and was partially responsible for a first quarter 2009 before tax ceiling test write-down of $114.8 million. On December 31, 2008, the Henry Hub natural gas cash price was $5.71 per MMbtu and on March 31, 2009 the natural gas cash price was $3.63 per MMbtu. Lower natural gas prices, combined with the impact from a deferred tax asset that was added to the full cost pool as a result of the year-end 2008 ceiling test write-down, resulted in our capitalized costs, net of accumulated depreciation, of our oil and gas properties to exceed the discounted present value of our estimated proved reserves using a 10% discount rate.
Inventory Valuation. Our non-cash loss in the first six months 2009 was attributable to the $2.2 million lower of cost or market write-down of oil country tubular goods (OCTG). Market prices of OCTG have experienced a substantial reduction associated with lower steel costs, oversupply of OCTG and reduced levels of drilling activity.
Net interest expense. Interest on our Senior Notes, our Senior Credit Facility and dividends that we pay on our Series A mandatorily redeemable preferred stock represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our Senior Credit Facility. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(In thousands)

Interest on Senior Notes	$3,850	0%	$3,850	$7,700	0%	$7,700
Interest on Senior Credit Facility	1,021	194%	347	2,026	305%	500
Commitment fees	24	(65%)	69	45	(66%)	134
Dividend on mandatorily redeemable preferred stock	151	0%	151	300	(1%)	302
Amortization of deferred loan and debt issuance cost	306	21%	252	581	17%	498
Other general interest expense	(1)	NM	—	16	NM	—
Capitalized interest expense	(1,100)	(7%)	(1,187)	(2,290)	3%	(2,233)

Net interest expense	$4,251	22%	$3,482	$8,378	21%	$6,901

Weighted average debt outstanding	$301,640	47%	$205,536	$308,333	59%	$194,178

Average interest rate on outstanding indebtedness (a)	6.7%		8.6%	6.6%		8.9%

(a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Second quarter 2009 interest expense was $0.8 million higher than the corresponding period last year primarily due to a $0.7 million increase in interest expense associated with higher levels of outstanding debt on our Senior Credit Facility. Similarly, the higher levels of debt outstanding under our Senior Credit Facility for the first six months of 2009 increased interest expense under the Senior Credit Facility by $1.5 million.
Other income (expense)
Other income (expense) included:

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(In thousands)
Other income (expense):
Total other income	$(33)	NM	$96	$82	(79%)	$403

Second quarter 2009 other income (expense) includes a $0.1 million loss from the sale of pipe inventory. First six months 2009 other income (expense) includes $0.2 million in equipment rental income, which was partially offset by the aforementioned pipe inventory loss.
Income taxes. We recorded no deferred federal or state income tax benefit in the second quarter of this year, compared to deferred federal income tax expense of $0.8 million and deferred state income tax expense of $0.1 million in the second quarter last year. We recorded no deferred federal or state income tax benefit for the first six months 2009, compared to deferred federal income tax expense of $1.7 million and deferred state income tax expense of $0.2 million for the first six months 2008. The decreases were primarily due to ceiling test write-downs in the fourth quarter 2008 and in the first quarter 2009. For the first six months 2009, our effective tax rate was 0%, which was lower than the statutory rate of 35% primarily due to increases in our valuation allowances on federal and state net operating losses and our inability to deduct preferred stock dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
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
The table below summarizes our 2009 oil and gas capital expenditure budget, the amount spent through June 30, 2009 and the amount of our 2009 oil and gas capital expenditure budget that remains to be spent.

		Amount
	Revised 2009	Spent Through	Amount
	Budget	June 30, 2009	Remaining (a)
	(In millions)
Drilling	$57.2	$26.5	$30.7
Net land and seismic (b)	(4.1)	(5.7)	1.6
Capitalized costs (c)	11.0	5.6	5.4
Asset retirement obligation	0.4	0.3	0.1

Total oil and gas capital expenditures (d)	$64.5	$26.7	$37.8

(a)	Calculated based on the revised 2009 capital expenditure budget announced in May 2009 in conjunction with our equity offering less amounts spent through June 30, 2009.

(b)	Net land and seismic expenditures include $6 million in proceeds from the sale of our Mountrail County mineral interests and $0.5 million in reimbursements in connection with our G&G activity.

(c)	Capitalized costs include capitalized interest expense, general and administrative expense and stock compensation expense.

(d)	Excludes other property capital expenditures.
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
The Senior Notes are our unsecured senior obligations, and:
•	rank equally in right of payment with all our existing and future senior indebtedness;
•	rank senior to all of our future subordinated indebtedness; and
•	are effectively junior in right of payment to all of our and the Guarantors’ existing and future secured indebtedness, including debt of our Senior Credit Facility.
The Indenture governing the Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately.
Additionally, the Indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of June 30, 2009.
Senior Credit Facility
In November 2008, in conjunction with our regularly scheduled semi-annual redetermination, the borrowing base was reset to $145 million. In May 2009, in conjunction with our regularly scheduled semi-annual redetermination and our common stock offering, the borrowing base was reset to $110 million. As of June 30, 2009, we had $110.0 million outstanding under our Senior Credit Facility. On July 24, 2009, our Senior Credit Facility was amended to extend the maturity date from June 2010 to July 24, 2012.
Since the borrowing base for our Senior Credit Facility is redetermined at least semi-annually, the amount of borrowing capacity available to us under our Senior Credit Facility could fluctuate. In the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to pay off the borrowing base deficiency and carry out our planned spending for exploration and development activities. If our borrowing base is reduced, we may be required to repay amounts outstanding under our Senior Credit Facility.
Covenants under our Senior Notes preclude us from incurring additional debt under the Senior Credit Facility to the extent our total debt under the Senior Credit Facility exceeds 25% of a calculated proved PV10 value based on year-end prices, as defined in our Indenture, which is referred to as Adjusted Consolidated Net Tangible Assets. Because of the dramatic downturn in commodity prices during the second half of 2008 and because covenant calculations will rely on year-end 2008 prices for the above referenced calculation for the entirety of 2009, we elected to draw down our remaining unused capacity under our Senior Credit Facility before the lower year-end 2008 prices limited our access to this unused capacity and therefore negatively impacted our corporate liquidity.

Borrowings under our Senior Credit Facility bear interest, at our election, at a base rate or a Eurodollar rate, plus in each case an applicable margin. These margins are reset quarterly and are subject to increase if the total amount borrowed under our Senior Credit Facility reaches certain percentages of the available borrowing base, as shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
< 25%	2.500%	1.500%
25% and < 50%	2.750%	1.750%
50% and < 75%	3.000%	2.000%
75% and < 90%	3.250%	2.250%
≥ 90%	3.500%	2.500%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the highest of the following, in each case, to the extent determinable by the Administrative Agent: (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Eurodollar Rate with respect to Interest Periods of one month determined as of approximately 11:00 a.m. (London time) on such day plus 1.50% and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are as follows:

Percent of
Borrowing Base	Quarterly
Utilized	Commitment Fee
< 25%	0.500%
25% and < 50%	0.500%
50% and < 75%	0.500%
75% and < 90%	0.500%
≥ 90%	0.500%
Our Senior Credit Facility also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our Senior Credit Facility, our current ratio must be at least 1.0 to 1.0. Our current ratio was 3.7 to 1.0 as of June 30, 2009. Pursuant to our Senior Credit Facility, our interest coverage ratio for the four most recent quarters as of June 30, 2009 and September 30, 2009 must be at least 2.5 to 1.0, as of December 31, 2009 and March 31, 2010 must be at least 2.0 to 1.0, and thereafter must be at least 2.5 to 1.0. Our interest coverage ratio for the last twelve-month period ended June 30, 2009 was 4.2 to 1.0. In conjunction with the Fifth Amendment to our Senior Credit Facility, a Net Leverage Ratio (as defined therein) was added. Our Net Leverage Ratio beginning with the quarters ended September 30, 2009 through September 30, 2010 must not be greater than 4.50 to 1.00, ending December 31, 2010 and March 31, 2011 must not be greater than 4.25 to 1.00, and thereafter must not be greater than 4.00 to 1.00. As of June 30, 2009, we were in compliance with all covenant requirements in connection with our Senior Credit Facility.
Mandatorily Redeemable Preferred Stock
As of June 30, 2009, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity.

Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Six months ended June 30,
	2009	% Change	2008
	(In thousands)

Net income (loss)	$(126,031)	NM	$3,044
Non-cash items	139,718	214%	44,516
Changes in working capital and other items	2,260	NM	(4,520)

Cash flows provided by operating activities	$15,947	(63%)	$43,040
Cash flows used by investing activities	(45,498)	(46%)	(84,712)
Cash flows provided by financing activities	57,594	48%	38,822

Net increase in cash and cash equivalents	$28,043	NM	$(2,850)

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
For the first six months of 2009, cash flows provided by operating activities decreased by 63% to $15.9 million from the same period last year. The decrease in operating cash flow is primarily attributable to the decreases in commodity prices.

Analysis of changes in cash flows used in investing activities

	Six months ended June 30,
	2009	% Change	2008
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$26,492	(58%)	$62,689
Land and seismic	(5,687)	NM	19,029
Capitalized cost	5,663	(17%)	6,799
Capitalized asset retirement obligation	275	108%	132

Total	$26,743	(70%)	$88,649

Reconciling Items:
Change in accrued drilling costs	$13,906	NM	$(3,872)
Change in short term investments	5,268	NM	—
Other	(419)	545%	(65)

Total Reconciling Items	18,755	NM	(3,937)

Net cash used in investing activities	$45,498	(46%)	$84,712
Net cash used by investing activities in the first six months 2009 decreased by $39.2 million, or 46%, over the same period in 2008. The reduction was mainly due to the following:
•	net land and seismic expenditures decreased by $24.7 million;
•	drilling expenditures decreased by $36.2 million;
•	capitalized costs decreased by $1.1 million;
•	the change in accrued drilling costs increased cash used in investing activities by $17.8 million; and
•	the change in short term investments increased cash used in investing activities by $5.3 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first six months of 2009 was 48% greater than the first six months of 2008. During the first six months 2009, we received net proceeds of $93.5 million from our common stock offering and used a portion of the proceeds to repay $35 million of our outstanding indebtedness under our Senior Credit Facility.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the six months ended June 30, 2009 and 2008.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2009 common stock transactions:
Common stock offering	36,292,117	$93,523
Exercise of employee stock options	500	$1

2008 common stock transactions:
Exercise of employee stock options	126,566	$552
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
New Accounting Pronouncements and SEC Rulemaking
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
The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the financial statements..
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
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP is effective for interim and annual period ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
In May 2009, the Financial Accounting Standards Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will apply with respect to interim or annual reporting periods ending after June 15, 2009. Brigham evaluated subsequent events through August 7, 2009, the date the financial statements were issued for the period ending June 30, 2009.
Forward-looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2009 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2008, and our Form 10-Q report for the quarter ended March 31, 2009 and this Form 10-Q report for the quarter ended June 30, 2009, including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management Opinion Concerning Derivative Instruments
We use derivative instruments to manage exposure to commodity prices and interest rate risks. Our objectives for holding derivatives are to achieve a consistent level of cash flow to support a portion of our planned capital spending. Our use of derivative instruments for hedging activities could materially affect our results of operations in particular quarterly or annual periods since such instruments can limit our ability to benefit from favorable price movements. We do not enter into derivative instruments for trading purposes. See Item 1. Condensed Consolidated Financial Statements — Notes 7 and 8 for more details.
Derivative Instruments and Hedging Activities
Our primary commodity market risk exposure is to changes in the prices that we receive for our oil and natural gas production. The market prices for oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future. As such, we employ established policies and procedures to manage our exposure to fluctuations in the sales prices we receive for our oil and natural gas production via derivative instruments.
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
During 2008 and 2009 through June 30, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas swaps, oil costless collars and oil swaps.
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

The following tables reflect our open natural gas and oil derivative contracts as of June 30, 2009, the associated volumes and the corresponding weighted average NYMEX floor and cap price. As of August 5, 2009, we had not entered into any commodity derivative contracts subsequent to June 30, 2009.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/09 - 03/31/10	420,000	$5.75	$7.05
04/01/10 - 09/30/10	420,000	$5.75	$7.30
10/01/10 - 03/31/11	240,000	$6.50	$8.25
04/01/10 - 09/30/10	240,000	$5.75	$7.00
11/01/09 - 12/31/10	980,000	$5.15	$7.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
10/01/09 - 03/31/10	420,000	$8.00	$10.00	$5.50
10/01/09 - 03/31/10	360,000	$5.75	$7.00	$3.50

	Natural	Swap
	Gas	Price
Settlement Period	(MMbtu)	(Nymex)
Natural Gas Swaps
07/01/09 - 08/31/09	140,000	$4.745
10/01/09 - 12/31/09	60,000	$4.900
07/01/09 - 12/31/09	258,000	$4.440
07/01/09 - 09/30/09	150,000	$4.090
07/01/09 - 09/30/09	150,000	$3.960
07/01/09 - 09/30/09	390,000	$4.000
07/01/09 - 10/31/09	280,000	$4.030

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
07/01/09 - 12/31/09	60,000	$49.00	$70.00
01/01/10 - 12/31/10	120,000	$48.70	$80.00
07/01/09 - 05/31/10	110,000	$57.50	$75.95
06/01/10 - 12/31/10	56,000	$57.50	$82.15
01/01/10 - 12/31/10	54,000	$60.00	$86.50
01/01/11 - 12/31/11	84,000	$65.00	$88.25
07/01/09 - 12/31/09	40,000	$62.50	$76.75
01/01/10 - 3/31/10	6,000	$65.00	$87.50
07/01/10 - 9/30/10	6,000	$70.00	$87.25
10/01/10 - 12/31/10	3,000	$70.00	$88.50

	Crude	Swap
	Oil	Price
Settlement Period	(Bbls)	(Nymex)
Oil Swaps
07/01/09 - 12/31/09	60,000	$50.75

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. One of the purposes of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs,” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce, depending on the applicability to company operations and the refining, processing, and use of oil and gas.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the second quarter 2009, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
May 2009	3,201	$3.642
June 2009	12,170	$3.595

TOTAL	15,371	$3.605
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We convened our Annual Stockholders meeting on Thursday, May 28, 2009, in Austin, Texas at 9:00 a.m. local time. Subsequent to the approval of Proposals One, Two, and Three, we adjourned the meeting and the vote on Proposal Four until June 19, 2009. On June 19, 2009, we reconvened the Annual Stockholders meeting.

(b)	Proxies were solicited by our Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors’ nominees as listed in the proxy statement and all of such nominees were duly elected.
(c)	Out of the total 46,596,425 shares of our common stock outstanding and entitled to vote, 42,295,913 shares were present in person or by proxy at the original annual meeting, representing approximately 91% of our common stock outstanding, and 42,687,853 shares were present in person or by proxy at the reconvened annual meeting, representing approximately 92% of our common stock outstanding. The only matters voted on by our stockholders, as fully described in the definitive proxy materials for the annual meeting, are set forth below. The results were as follows:
1.	To elect seven directors to serve until the Annual Meeting of Stockholders in 2010.

			Number of shares
	Number of shares	Number of shares	withholding authority
	voting for election as	voting against	to vote for election as
Nominee	director	election as director	director
Ben M. “Bud” Brigham	38,103,665	—	4,192,247
David T. Brigham	38,262,336	—	4,033,576
Harold D. Carter	31,999,180	—	10,296,732
Stephen C. Hurley	38,294,290	—	4,001,622
Stephen P. Reynolds	38,282,630	—	4,013,282
Hobart A. Smith	37,771,348	—	4,524,564
Scott W. Tinker, Ph.D.	34,953,279	—	7,342,633
2.	To approve the appointment of KPMG LLP for the year ending December 31, 2009.

For	41,450,505
Against	759,475
Abstained	85,927
3.	To consider and vote on a proposal to approve an amendment to the 1997 Incentive Plan to increase the number of shares of common stock available under the plan.

For	27,212,939
Against	2,636,151
Abstained	71,247
Broker non-votes	12,375,576
4.	To consider and vote on a proposal to approve and ratify certain non-plan stock options granted to non-employee directors.

For	20,732,779
Against	9,532,223
Abstained	182,272
Broker non-votes	12,240,579
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)
3.2	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)
3.3	Bylaws, as amended through May 28, 2009 (incorporated by reference to Exhibit 3.5 to Brigham’s Current Report on Form 8-K filed May 28, 2009)
3.4	Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated June 14, 2006 (filed as Exhibit 3.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)
4.2	Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)
4.3	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)
4.4	Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and incorporated herein by reference)
4.5	Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)
4.6	Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.7	Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.8	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.9	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.10	Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)
4.11	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)
4.12	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 on Form 8-K filed to Brigham’s Current Report on April 13, 2007 and incorporated in by reference)
4.13	Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

4.14	Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

10.46	Fourth Amendment to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.43 to Brigham’s Current Report on Form 8-K filed May 28, 2009)

10.47*	1997 Incentive Plan, as amended through May 28, 2009 (incorporated by reference to Exhibit 10.44 to Brigham’s Current Report on Form 8-K filed May 28, 2009)

10.48*	Amendment to Options Agreement

10.49*	Form of Non-qualified Stock Option Grant for Non-employee Directors

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2009.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

3.2	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)

3.3	Bylaws, as amended through May 28, 2009 (incorporated by reference to Exhibit 3.5 to Brigham’s Current Report on Form 8-K filed May 28, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated June 14, 2006 (filed as Exhibit 3.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

4.2	Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)

4.3	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)

4.4	Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and incorporated herein by reference)

4.5	Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)

4.6	Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.7	Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.8	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.9	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.10	Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

4.11	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

4.12	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 on Form 8-K filed to Brigham’s Current Report on April 13, 2007 and incorporated in by reference)

4.13	Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

4.14	Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

10.46	Fourth Amendment to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.43 to Brigham’s Current Report on Form 8-K filed May 28, 2009)

10.47*	1997 Incentive Plan, as amended through May 28, 2009 (incorporated by reference to Exhibit 10.44 to Brigham’s Current Report on Form 8-K filed May 28, 2009)

10.48*	Amendment to Options Agreement

10.49*	Form of Non-qualified Stock Option Grant for Non-employee Directors

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Management contract or compensatory plan.