Form 10-K
period 2009-12-31
BRIGHAM EXPLORATION CO
filed 2010-03-01
CIK 1034755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑
As of June 30, 2009, the registrant had 82,764,420 shares of voting common stock outstanding. The aggregate market value of the registrant’s outstanding shares of voting common stock held by non-affiliates, based on the closing price of these shares on June 30, 2009 of $3.50 per share as reported on The NASDAQ Global Select Market, was $277 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2010, the registrant had 100,125,808 shares of voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders to be held on May 26, 2010, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

BRIGHAM EXPLORATION COMPANY

BRIGHAM EXPLORATION COMPANY
2009 ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
Overview
We are an independent exploration, development and production company that utilizes advanced exploration, drilling and completion technologies to systematically explore for, develop and produce domestic onshore oil and natural gas reserves. We focus our activities in provinces where we believe these technologies, including horizontal drilling, multi-stage isolated fracture stimulations and 3-D seismic imaging, can be used to effectively maximize our return on invested capital.
Historically, our exploration and development activities have been focused in the Onshore Gulf Coast, the Anadarko Basin and West Texas. We also regularly evaluate opportunities to expand our activities to areas that may offer attractive exploration and development potential. In response to this strategy, in late 2005 we began acquiring acreage within the Williston Basin in North Dakota and Montana and as of December 31, 2009, we have approximately 453,147 gross and 282,584 net leasehold acres in the Williston Basin. In late 2007, the majority of our drilling capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin, where we are currently targeting the Bakken, Three Forks and Red River objectives. Through year-end 2009, we have invested in excess of $222 million on drilling, land and seismic in this region.
At December 31, 2009, our estimated proved reserves of 27.7 MMBoe had a standardized measure of $246.5 million and a pre-tax PV10% value of $254.1 million. Approximately 60% of our proved reserves are oil and we operate approximately 74% of our proved reserves. Our average daily production volumes for 2009 were 5,034 Boe, which represents a 5% decrease from those in 2008.
The following table provides information regarding our assets and operations located in our core areas.

	At December 31, 2009						2009
				Productive		3-D	Average
	Proved	Pre-Tax	%	Wells		Seismic	Daily Production
Province	Reserves(a)	PV10%(b)(c)	Oil	Gross	Net	Data	Volumes (d)
	(MMBoe)	(Millions)				(Sq. Miles)	(Boe)
Rocky Mountains	15.4	133.6	89%	115	22.9	1,402	1,816
Onshore Gulf Coast	8.2	$87.7	21%	76	38.3	4,459	2,194
Anadarko Basin	2.9	13.1	6%	82	21.3	2,381	726
West Texas and Other	1.2	19.7	90%	83	24.6	4,698	298

Total	27.7	$254.1	60%	356	107.1	12,940	5,034

(a)	MMBoe is defined as one million barrels of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(b)	The prices used to calculate this measure were $61.18 per barrel of oil and $3.87 per MMbtu of natural gas. The prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate our reserves at this date.

(c)	The standardized measure for our proved reserves at December 31, 2009 was $246.5 million. See “Item 2. Properties — Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value.

(d)	Average daily production volumes calculated based on 360 day year. Includes approximately 16,475 barrels of oil produced in the Williston Basin during 2009 and recorded as inventory at year-end 2009. Ending inventory at year end 2008 and 2007 was not material. Adjusting the production volumes for amounts included in inventory would result in average daily sales volumes in the Rocky Mountains and in total of 1,770 and 4,988 barrels of oil equivalent, respectively.

As a result of our exploration and development activities, since inception we have drilled, completed, or are completing 885 gross wells, consisting of 524 exploration and 361 development wells with an average completion rate of 76%. Over the three year period ended December 31, 2009, we drilled, completed, or were completing 154 gross wells, consisting of 19 exploratory and 135 development wells with an average completion rate of 93%. Our improved completion rate over the past three years compared to that since inception is attributable to our increased level of activity in the Williston Basin, which is an unconventional resource basin generally providing more predictable drilling results. During 2009, we drilled, completed or were completing 57 gross wells, consisting of two exploratory wells and 55 development wells with an average completion rate of 98%. Our higher level of development drilling and higher completion rate in 2009 as compared to 2007 and 2008 is also attributable to our increased level of activity in the Williston Basin.
Since inception, we have retained an average working interest of approximately 34% in our wells. Over the last three years, we have retained an average working interest of approximately 25% in our wells. In 2009, we retained an average working interest of approximately 15% in our wells. The decrease in our working interest retained during 2009 was attributable to the reduction in our operated drilling activity during the first half of 2009 (outlined below) and the increased level of non-operated activity in the Williston Basin, where we participated in a number of lower working interest wells in Mountrail County, North Dakota.
Over the three year period ended December 31, 2009, we have spent approximately $291.2 million on drilling capital expenditures and approximately $55.1 million on land and seismic. In 2009, we spent a total of approximately $58.2 million on drilling capital expenditures and approximately $1.8 million on land and seismic. Our 2009 spending on drilling, land and seismic represents a 65% decrease from that in 2008, as we curtailed our operated drilling and completion activity in the first half of 2009. The decline in operated activity was triggered by the financial crisis and recession, which depressed commodity prices, and high drilling and completion costs, the reduction of which typically lags commodity price decreases as operators must phase in drilling activity reductions. For 2010, we anticipate spending approximately $183.7 million on drilling capital expenditures and approximately $15.6 million on land and seismic. The increase in our 2010 capital expenditure budget as compared to that for 2009 is a result of the improvement in crude oil prices and the reduction in drilling and completion costs, both of which have led to improved rates of return for our Williston Basin drilling program. Our increased level of activity is also attributable to our improved liquidity position, as a result of our May and October 2009 equity offerings, and our improved Williston Basin drilling results, which reflect our recent innovation in how we drill and complete horizontal wells. Our activity in 2010 will largely be focused in the Williston Basin where we are targeting the Bakken and Three Forks formations, which are primarily unconventional oil resource plays.
Business Strategy
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow utilizing advanced exploration, drilling and completion technologies to systematically explore for, develop and produce domestic onshore oil and natural gas reserves. Key elements of our business strategy include:
•	Focus on Provinces. We plan to concentrate the majority of our near term capital expenditures in the Williston Basin, where we believe our approximately 282,584 net acres and the application of advanced drilling and completion techniques provide us with a significant competitive advantage in developing both the Bakken and Three Forks formations. In addition to the Williston Basin, we have a multi-year inventory of drilling prospects in the following three provinces: Onshore Gulf Coast, Anadarko Basin and West Texas. Our projects in these provinces provide us with important future drilling investment diversification.
•	Leverage our Engineering and Operational Expertise. Our staff is proficient with state-of-the-art drilling and completion technologies, including directional drilling, horizontal drilling and multi-stage isolated fracture stimulations. Our drilling and completion techniques in the Williston Basin have rapidly evolved from drilling and completing long lateral wells with single large uncontrolled fracture stimulations in late 2006 to drilling long lateral wells with 20 isolated fracture stimulation stages in the fourth quarter 2008 and first quarter 2009. Most recently, we have completed long lateral wells with up to 32 isolated fracture stimulation stages. We will continue to refine our drilling and completion techniques in order to attempt to enhance well performance and the associated estimated ultimate recoveries and rates of return.

•	Capitalize on Internally Generated Exploration Successes Through Disciplined Development Activities. From 1990 to 1999, we grew our reserves and production volumes primarily through successful exploration drilling. In recent years, our exploratory drilling success has generated a multi-year inventory of development drilling locations. We have a 19 year track record of successfully generating and drilling exploration wells in new oil and natural gas plays. We are particularly interested in those plays with attractive exploration and development potential that complement our current exploration, development and production activities. After identifying such a play, we will often selectively build an acreage position in the play. Our current inventory of drilling locations in the Williston Basin, Vicksburg and Hunton plays are examples of successful projects where our position in the play was internally identified and originated.
•	Enhance Returns Through Operational Control. We typically leverage our technical and operational expertise by seeking to maintain operational control of our exploration and drilling activities. As operator, we retain more control over the timing, selection and process of drilling prospects, which enhances our ability to maximize our return on invested capital. Since we generate most of our own projects, we generally have the ability to retain operational control over all phases of our exploration and development activities.
Exploration and Development Staff
Our experienced exploration staff includes 11 geologists, six geophysicists, two computer applications specialists and five geological technicians. Our geologists and geophysicists have varied, but complementary backgrounds. Their diversity of experience in a wide-range of geological and geophysical settings, combined with various technical specializations (from hardware and systems to software and seismic data processing), provides us with valuable technical, intellectual resources. Our geologists and geophysicists have an average of more than 19 years of experience in the industry. We have assembled our team of geologists and geophysicists with backgrounds that complement the areas where we focus our exploration and development activities. By integrating both geologic and geophysical expertise within our project teams, we believe we possess a competitive advantage in our exploration approach.
Our land department staff includes four landmen with an average of more than 22 years of experience, primarily within our core provinces, and four lease and division order analysts. Our land department contributed to pioneering many of the innovations that have facilitated exploration using large 3-D seismic projects.
Operations and Operations Staff
In an effort to retain better control of our project timing, drilling, operational costs and production volumes, we attempt to operate as many of the wells we drill as possible. We operated 26% of the gross wells and 83% of the net wells that we drilled during 2009, as compared with 10% of the gross wells and 17% of the net wells we drilled during 1996. In 2010, we anticipate we will operate an increased number of wells as we currently have four operated rigs running in the Williston Basin and, subject to commodity price risk, service costs and other factors, anticipate retaining those rigs throughout the year. As a result of our increased operational control, wells operated by us constituted 74% of our proved reserves at year-end 2009, as compared to only 5% at year-end 1996.
Our operations staff includes seven engineers who have an average of 15 years of experience in drilling, reservoir, operations or environmental engineering primarily within our four core operating provinces. These engineers work closely with our geologists and geophysicists and are integrally involved in all phases of the exploration and development process, including preparation of pre- and post-drill reserve estimates, well design, production management and analysis of full cycle risked drilling economics. We conduct field operations for our operated oil and natural gas properties through a combination of our field and third party contract personnel. We recently opened a field office in Mountrail County, North Dakota in order to more effectively oversee our Williston Basin activities, which we expect to account for the majority of our capital expenditure budget for 2010.

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
We sell our oil and condensate at the lease to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market based price, which incorporates regional differentials that include but are not limited to transportation costs and adjustments for product quality.
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
Since most of our oil and natural gas production is sold under price sensitive or spot market contracts, the revenues generated by our operations are highly dependent upon the prices of and demand for oil and natural gas. The price we receive for our oil and natural gas production depends upon numerous factors beyond our control, including but not limited to seasonality, weather, competition, the condition of the United States economy, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries, and domestic government regulation, legislation and policies. See “Item 1A. Risk Factors — Oil and natural gas prices are volatile and thus could be subject to further reduction, which would adversely affect our results and the price of our common stock.” Furthermore, a decrease in the price of oil and natural gas could have an adverse effect on the carrying value of our proved reserves and on our revenues, profitability and cash flow. See “Item 1A. Risk Factors — Lower oil and natural gas prices may cause us to record ceiling limitation writedowns, which would reduce our stockholders’ equity.”
Although we are not currently experiencing any significant involuntary curtailment of our oil or natural gas production, market, economic and regulatory factors may in the future materially affect our ability to sell our oil or natural gas production. See “Item 1A. Risk Factors — The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could affect market based prices or result in a curtailment of production and revenues.”
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
Climate Change
Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions (GHGs) may pose a risk to society and the environment. The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations. See “Item 1A. Risk Factors — The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.”
Impact of Legislation and Regulation. The commercial risk associated with the exploration and production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect us, our suppliers, and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows, and could reduce the demand for our products.

Climate change legislation and regulations have been adopted by many states in the US; however, legislation and regulations have not been enacted at the federal level in the US or all states, although Congress and several states are considering adopting climate change legislation. The current state of development of many state and federal climate change regulatory initiatives in areas where we operate makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that we may incur.
Indirect Consequences of Regulation or Business Trends. We believe there are risks arising from the global response to climate change. See “Item 1A. Risk Factors — The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.”
Physical Impacts of Climate Change on our Costs and Operations. There has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs, and damage resulting from extreme weather may not be fully insured. However, the extent to which climate change may lead to increased storm or weather hazards affecting our operations is difficult to identify at this time.

Formation
We were incorporated in the State of Delaware on February 25, 1997.
Facilities
Our principal executive offices are located in Austin, Texas, where we lease approximately 34,330 square feet of office space at 6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas 78730.
Employees
As of December 31, 2009, we had 71 full-time employees and 1 part-time employee. As of the end of 2009, none of our employees were represented by labor unions and we believe relations with them are good.
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
Oil and natural gas prices are volatile and thus could be subject to further reduction, which would adversely affect our results and the price of our common stock.
Our revenues, operating results and future rate of growth depend highly upon the prices we receive for our oil and natural gas production. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future.
The NYMEX daily settlement price for the prompt month oil contract during 2009 ranged from a high of $81.37 per barrel to a low of $33.98 per barrel. The NYMEX daily settlement price for the prompt month oil contract in 2008 ranged from a high of $145.29 per barrel to a low of $33.87 per barrel. In 2007, the same index ranged from a high of $98.18 per barrel to a low of $50.48 per barrel.
The NYMEX daily settlement price for the prompt month natural gas contract during 2009 ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu. The NYMEX daily settlement price for the prompt month natural gas contract in 2008 ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu. In 2007, the same index ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.
The markets and prices for oil and natural gas depend on numerous factors beyond our control. These factors include demand for oil and natural gas, which fluctuate with changes in market and economic conditions and other factors, including:
•	worldwide and domestic supplies of oil and natural gas;
•	actions taken by foreign oil and natural gas producing nations;
•	political conditions and events (including instability or armed conflict) in oil-producing or natural gas producing regions;
•	the level of global and domestic oil and natural gas inventories;
•	the price and level of foreign imports including liquefied natural gas imports;
•	the level of consumer demand;
•	the price and availability of alternative fuels;

•	the availability of pipeline or other takeaway capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall worldwide and domestic economic environment.
Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:
•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	reduce the amount of oil and natural gas that we can produce economically;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow;
•	reduce the carrying value of our oil and natural gas properties; and
•	limit our access to sources of capital, such as equity and long-term debt.
The ongoing financial uncertainty could negatively impact the prices for oil and natural gas, limit access to the credit and equity markets, increase the cost of capital, and may have other negative consequences that we cannot predict.
The ongoing financial uncertainty in the U.S. could create financial challenges if conditions do not improve. Our internally generated cash flow, our Senior Credit Facility and cash on hand historically have not been sufficient to fund all of our expenditures, and we have relied on the capital markets and sales of non-core assets to provide us with additional capital. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital. If our cash flow from operations is less than anticipated and our access to capital is restricted, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult to consummate and less economic. Additionally, demand for oil and natural gas may deteriorate further and result in lower prices for oil and natural gas, which could have a negative impact on our revenues. Lower prices could also adversely affect the collectability of our trade receivables and cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations.
Our level of indebtedness may adversely affect our cash available for operations, which would limit our growth, our ability to make interest and principal payments on our indebtedness as they become due and our flexibility to respond to market changes.
As of December 31, 2009, we had indebtedness of $160 million outstanding under our 9 5/8% Senior Notes due 2014 (the “Senior Notes”) and $10.1 million of Series A preferred stock. Our level of indebtedness will have several important effects on our operations, including:
•	we will dedicate a portion of our cash flow from operations to the payment of interest on our indebtedness and to the payment of our other current obligations and will not have these cash flows available for other purposes;
•	our debt agreements limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions;
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•	we may be more vulnerable to economic downturns and our ability to withstand sustained declines in oil and natural gas prices may be impaired;
•	since outstanding balances under our Senior Credit Facility are subject to variable interest rates, we are vulnerable to increases in interest rates; and
•	our flexibility in planning for or reacting to changes in market conditions may be limited.

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
The indenture governing the Senior Notes and the documents governing our Senior Credit Facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
The indenture governing the Senior Notes and the documents governing our Senior Credit Facility contain customary restrictions on our activities, including covenants that restrict our and our subsidiaries’ ability to:
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
Our indenture contains certain incurrence-based covenants that limit our ability to incur debt and engage in other transactions. One of these covenants incorporates the net present value of our proved reserves calculated based on SEC rules. Our ability to increase our borrowings in 2010 will depend, in part, on prices for oil and natural gas utilized in our year-end 2009 reserve report. Our Senior Credit Facility also requires us to meet a minimum current ratio, a minimum interest coverage ratio, a net leverage ratio and a liquidity requirement. We may not be able to maintain or comply with these ratios, and if we fail to be in compliance with these tests, we will not be able to borrow funds under our Senior Credit Facility, which would make it difficult for us to operate our business.
The restrictions in the indenture governing the Senior Notes and the documents governing our Senior Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
The breach of any of these covenants and restrictions could result in a default under the indenture governing the Senior Notes or under the documents governing our Senior Credit Facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay such indebtedness, lenders having secured obligations, such as the lenders under our Senior Credit Facility, could proceed against the collateral securing the debt. Because the indenture governing the Senior Notes and the documents governing our Senior Credit Facility have customary cross-default provisions, if the indebtedness under the Senior Notes or under our Senior Credit Facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.

Availability under our Senior Credit Facility is based on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our Senior Credit Facility.
Under the terms of our Senior Credit Facility, our borrowing base is subject to semi-annual redetermination by our lenders based on their valuation of our proved reserves and their internal criteria. In addition to such semi-annual determinations, our lenders may request one additional borrowing base redetermination during any 12-month period. Our borrowing base is also subject to reduction if we monetize certain of our hedging transactions. In the event the amount outstanding under our Senior Credit Facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings over a period no longer than six months. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Senior Credit Facility, sell assets or sell additional shares of common stock. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to make the required repayment could result in a default under our Senior Credit Facility, which could adversely affect our business, financial condition and results or operations. Our borrowing base is currently set at $110 million until the next borrowing base redetermination provided for in the Senior Credit Facility, which is scheduled for May 2010.
We may incur additional indebtedness. This could further exacerbate the risks associated with our substantial leverage.
We may incur substantial additional indebtedness in the future. The indenture governing our senior notes and documents governing our Senior Credit Facility contain restrictions on our ability to incur indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute “Indebtedness” or “Debt” under the indenture and the Senior Credit Facility, respectively. If we incur indebtedness above our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our debt obligations. Failure to meet these obligations could result in a default under our debt documents, which could adversely affect our business, financial condition and results of operations.
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
If we are unable to meet our debt service obligations, we may be required to seek a waiver or amendment from our debt holders, refinance such debt obligations or sell assets or additional shares of common stock. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to meet our debt obligations could result in a default under the agreements governing our indebtedness. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable. If we are unable to repay such indebtedness, lenders having secured obligations, such as the lenders under our Senior Credit Facility, could proceed against the collateral securing the debt. Because the indenture governing the Senior Notes and the documents governing our Senior Credit Facility have customary cross-default provisions, if the indebtedness under the Senior Notes or under our Senior Credit Facility or any of our other facilities is accelerated, we may be unable to repay or finance the amounts due.
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

Our hedging activities expose us to the risk of financial loss in certain circumstances. For example, if we do not produce our oil and natural gas reserves at rates equivalent to our derivative position, we would be required to satisfy our obligations under those derivative contracts on potentially unfavorable terms without the ability to offset that risk through sales of comparable quantities of our own production. Additionally, because the terms of our derivative contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation and marketing costs to delivery points, substantial differences between the prices we receive pursuant to our derivative contracts and our actual results could harm our anticipated profit margins and our ability to manage the risk associated with fluctuations in oil and natural gas prices. We also could be financially harmed if the counterparties to our derivative contracts prove unable or unwilling to perform their obligations under such contracts. Additionally, in the past, some of our derivative contracts required us to deliver cash collateral or other assurances of performance to the counterparties if our payment obligations exceeded certain levels. Future collateral requirements are uncertain but will depend on arrangements with our counterparties and highly volatile oil and natural gas prices.
The results of our planned drilling in the Bakken and Three Forks objectives, an emerging play with limited drilling and production history, are subject to more uncertainties than our drilling program in the more established formations and may not meet our expectations for reserves or production.
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
Further, access to adequate gathering systems or pipeline takeaway capacity and the availability of drilling rigs and other services may be more challenging in new or emerging plays. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and takeaway capacity or otherwise, and/or oil and natural gas prices remain depressed or decline further, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material writedowns of unevaluated properties and the value of our undeveloped acreage could decline in the future.
The proposed United States federal budget for fiscal year 2010 and other pending legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.
In February 2009, the Obama administration released its budget proposals for the fiscal year 2010, which included numerous proposed tax changes. In April 2009, legislation was introduced to further these objectives. The proposed budget and legislation would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law our taxes could increase, potentially significantly, after net operating losses are exhausted, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities. Although these proposals were made approximately one year ago, none have been voted on or become law, however, it is still the Obama Administration’s stated intention to enact these provisions in 2010. We do not know the ultimate impact these proposed changes may have on our business.

We depend on our key management personnel and technical experts and the loss any of these individuals could adversely affect our business.
If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers, geologists and geophysicists who have considerable experience in applying advanced horizontal drilling and completion and 3-D seismic imaging technology to explore for and to develop oil and natural gas. We depend upon the knowledge, skill and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Ben M. Brigham, our Chief Executive Officer, President and Chairman of the Board. We have an employment agreement with Mr. Brigham, but do not have an employment agreement with any of our other employees.
Lower oil and natural gas prices may cause us to record ceiling limitation writedowns, which would reduce our stockholders’ equity.
We use the full cost method of accounting for our oil and natural gas investments. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling limitation writedown.” The risk that we will experience a ceiling limitation writedown increases when oil and gas prices are depressed or if we have substantial downward revisions in estimated proved reserves. Based on oil and gas prices in effect on March 31, 2009 ($3.63 per MMBtu for Henry Hub gas and $49.65 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit. As such, we recorded a $114.8 million ($71.9 million after tax) impairment to our oil and gas properties at March 31, 2009. Based on oil and gas prices in effect on December 31, 2008 ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit. As such, we recorded a $237.2 million ($148.6 million after tax) impairment to our oil and gas properties at December 31, 2008. We may be required to recognize additional pre-tax non-cash impairment charges in the future reporting periods if market prices for oil or natural gas decline.
We may have difficulty financing our planned capital expenditures, which could adversely affect our business.
We make and hope to continue to make substantial capital expenditures in our exploration and development projects. Without additional capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer. We may not be able to secure additional financing on reasonable terms or at all, and financing may not continue to be available to us under our existing or new financing arrangements. If additional capital resources are unavailable, we may curtail our drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operation.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.
As of December 31, 2009, we had mineral leases on approximately 282,584 net acres in the Williston Basin which we believe are prospective for the Bakken and/or Three Forks. A significant portion of the acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.
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
We require significant amounts of undeveloped leasehold acreage in order to further our development efforts. Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We invest in property, including undeveloped leasehold acreage, which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon our initial investments. Additionally, we cannot guarantee that the leasehold acreage we acquire will be profitably developed, that new wells drilled by us in provinces that we pursue will be productive or that we will recover all or any portion of our investment in such leasehold acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. Wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results is dependent upon the current and future market prices for oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost. Additionally, we rely to some extent on 3-D seismic data and other advanced technologies in identifying leasehold acreage prospects and in conducting our exploration activities. These technologies we use do not allow us to know conclusively prior to the acquisition of leasehold acreage or the drilling of a well whether oil or natural gas is present or may be produced economically.
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
Our future rate of growth greatly depends on the success of our exploratory drilling program. Exploratory drilling involves a higher degree of risk that we will not encounter commercially productive oil or natural gas reservoirs than developmental drilling. We may not be successful in our future drilling activities because, even with the use of advanced horizontal drilling and completion techniques, 3-D seismic and other advanced technologies, exploratory drilling is a speculative activity.

Although our oil and natural gas reserve data is independently estimated, these estimates may still prove to be inaccurate.
Our proved reserve estimates are prepared each year by Cawley, Gillespie & Associates, Inc., an independent petroleum consulting firm. In conducting its evaluation, the engineers and geologists of Cawley, Gillespie & Associates, Inc. evaluate our properties and independently develop proved reserve estimates. There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. We incorporate many factors and assumptions into our estimates including:
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
Finally, recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations. At December 31, 2009, approximately 63% of our estimated proved reserves were classified as undeveloped. At December 31, 2009, we estimated that it would require additional capital expenditures of approximately $266.7 million to develop our proved undeveloped reserves. Our reserve estimates assume that we can and will make these expenditures and conduct these operations successfully, which may not occur.
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
We generally must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. Without successful drilling and exploration or acquisition activities, our reserves and revenues will decline rapidly. We may not be successful in extending the reserve life of our properties generally and our Gulf Coast properties in particular. Our current strategy includes increasing our reserve base through drilling activities in our Rocky Mountains province and in our other core areas, which have historically had longer-lived reserves. Our existing and future exploration and development projects may not result in significant additional reserves and we may not be able to drill productive wells at economically viable costs.
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
Our drilling locations are in various stages of evaluation, ranging from locations that are ready to be drilled to locations that will require substantial additional evaluation and interpretation. There is no way to conclusively predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover our drilling or completion costs or to be economically viable. Our use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil and natural gas will be present or, if present, whether oil and natural gas will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling locations. As a result, we may not find commercially viable quantities of oil and natural gas and, therefore, we may not achieve a targeted rate of return or have a positive return on investment.
The lack of availability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in North Dakota, Montana, Texas, Southern Louisiana, or Oklahoma, we could be materially and adversely affected because our operations and properties are concentrated in those areas.
The marketability of our oil and natural gas production depends on services and facilities that we typically do not own or control. The failure or inaccessibility of any such services or facilities could affect market based prices or result in a curtailment of production and revenues.
The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering and transportation systems, pipelines and processing facilities. We generally deliver oil at our leases under short-term contracts. Counterparties to our short-term contracts rely on access to regional transportation systems and pipelines. If transportation systems or pipeline capacity is constrained, we would be required to find alternative transportation modes, which would impact our market based price, or temporarily curtail production. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short term transportation agreements. Under the interruptible transportation agreements, the transportation of our natural gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. If any of the pipelines or other facilities become unavailable, we would be required to find a suitable alternative to transport and process the natural gas, which could increase our costs and reduce the revenues we might obtain from the sale of the natural gas. For example, in 2008, Hurricanes Gustav and Ike disrupted our Gulf Coast operations forcing us to temporarily curtail production and delayed bringing new wells on line. Hurricane Ike forced us to curtail approximately 1.0 MMcfe per day of production during the third quarter 2008. Furthermore, both Hurricanes Gustav and Ike delayed our completion operations on our Southern Louisiana wells reducing third quarter 2008 production by an estimated 1.8 MMcfe per day.
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
We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2009, approximately 26% of our oil and natural gas proved reserves were operated by other companies. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.
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
Our business is subject to laws and regulations promulgated by federal, state and local authorities, including but not limited to the United States Congress, the FERC, the EPA, the BLM, the TRRC, the TCEQ, the OCC, the LDNR, the NDIC, the WOGCC and the MBOGC relating to the exploration for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.
Our operations are subject to complex federal, state and local environmental laws and regulations, including CERCLA, RCRA, the Oil Pollution Act of 1990, and the Clean Water Act. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. For example, on June 9, 2009, companion bills entitled the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act of 2009 were introduced in the United States Senate and House of Representatives. These bills would repeal the exemption for hydraulic fracturing from the federal Safe Drinking Water Act, which would have the effect of allowing the federal Environmental Protection Agency, commonly referred to as the EPA, to promulgate regulations requiring permits and implementing potential new requirements on hydraulic fracturing under the federal Safe Drinking Water Act. This could, in turn, require state regulatory agencies in states with programs delegated under the Safe Drinking Water Act to impose additional requirements on hydraulic fracturing operations. In addition, the bills would require person using hydraulic fracturing, such as us, to disclose the chemical constituents, but not the proprietary formulas, of their fracturing fluids to a regulatory agency, which would make the information public via the internet. If this or similar legislation becomes law, it could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if the federal or state legislation is enacted into law.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill. The U.S. Senate’s version, The Clean Energy Jobs and American Power Act, or the Boxer-Kerry Bill, has been introduced, but has not passed. Although these bills include several differences that require reconciliation before becoming law, both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions. Under such system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of this legislative initiative remains uncertain. In addition to the pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has proposed regulation that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules this year. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could require us to incur increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce, depending on the applicability to company operations and the refining, processing, and use of oil and gas.

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
We are prohibited from paying dividends on our common stock.
We will retain all future earnings and other cash resources for the future operation and development of our business. The documents governing our Senior Credit Facility and the indenture governing our Senior Notes prohibit the payment of dividends. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.
Certain anti-takeover provisions may adversely affect your rights as a stockholder.
Our certificate of incorporation authorizes our Board of Directors to issue up to 10 million shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine. In addition, our Series A preferred stock, the documents governing our senior credit facility and our indenture governing our Senior Notes contain terms restricting our ability to enter into change of control transactions, including requirements to redeem or repay upon a change in control our outstanding Series A preferred stock, the amounts borrowed under our senior credit facility and our Senior Notes. These provisions, alone or in combination with the other matters described in the preceding paragraph, may discourage transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We are also subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.

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
Historically, our exploration and development activities have been focused in the Onshore Gulf Coast, the Anadarko Basin and West Texas. Beginning in late 2005, we began to acquire acreage within the Williston Basin in North Dakota and Montana and as of December 31, 2009, we have approximately 453,147 gross and 282,584 net leasehold acres in the Williston Basin. In late 2007, the majority of our drilling capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin, where we are currently targeting the Bakken, Three Forks and Red River formations. In 2008, we drilled 53 gross wells on our Williston Basin acreage investing a total of $117.4 million in drilling, land and seismic. In 2009, we drilled 54 gross wells on our Williston Basin acreage investing a total of $53.1 million in drilling, land and seismic. Through year-end 2009, we have invested in excess of $222 million on drilling, land and seismic in the Williston Basin.

In 2009, we spent a total of approximately $60.0 million on drilling, land and seismic in our operating areas. During 2010, we plan to spend approximately $183.7 million on drilling 60 gross (27.1 net) wells as well as drill and complete wells that were in progress at December 31, 2009. We currently expect to spend approximately $15.6 million on land and seismic and incur $14.8 million for capitalized costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Capital Expenditures.” The following is a summary of our properties by major province as of December 31, 2009, unless otherwise noted.

	Rocky	Onshore	Anadarko	West Texas
	Mountains (a)	Gulf Coast	Basin	& Other	Total
Capital expenditures for drilling, land and seismic in 2009 (in millions)	$53.1	$7.4	$(1.2)	$0.7	$60.0

Proved Reserves at December 31, 2009
Pre-tax PV10% (in millions) (b)	$133.6	$87.7	$13.1	$19.7	$254.1
Oil (MMBbls)	13.7	1.7	0.2	1.1	16.6
Natural gas (Bcf)	10.4	38.9	16.4	0.7	66.4
Oil equivalents (MMBoe) (c)	15.4	8.2	2.9	1.2	27.7
% Oil	89%	21%	6%	90%	60%

Average daily production volumes (MBoe) (d)	1,816	2,194	726	298	5,034
Average daily sales volumes (MBoe)(d)	1,770	2,194	726	298	4,988

Productive wells at December 31, 2009
Gross	115	76	82	83	356
Net	22.9	38.3	21.3	24.6	107.1
3-D Seismic Data (square miles)	1,402	4,459	2,381	4,698	12,940

(a)	Includes the Williston Basin located in North Dakota and Montana and the Powder River Basin located in Wyoming.

(b)	The standardized measure for our proved reserves at December 31, 2009, was $246.5 million. See “- Reconciliation of Standardized Measure to Pre-tax PV10%” for a definition of pre-tax PV10% and a reconciliation of our standardized measure to our pre-tax PV10% value. The prices used to calculate this measure were $61.18 per barrel of oil and $3.87 per MMbtu of natural gas. These prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate our reserves at this date.

(c)	Boe is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(d)	Average daily production volumes calculated based on 360 day year. Includes approximately 16,475 barrels of oil produced in the Williston Basin during 2009 and recorded as inventory at year-end 2009. Ending inventory at year end 2008 and 2007 was not material. Adjusting the production volumes for amounts included in inventory would result in average daily sales volumes in the Rocky Mountains and in total of 1,770 and 4,988 barrels of oil equivalent, respectively.
Rocky Mountains Province
We regularly evaluate opportunities to expand our activities to areas that may offer attractive exploration and development potential. In late 2005, we began accumulating acreage in the Williston Basin located in North Dakota and Montana and in early 2006 entered into a joint venture agreement in the Powder River Basin located in Wyoming. During 2009, we invested approximately $53.1 million in drilling, land and seismic in the Williston Basin. During 2009, we spud 54 gross wells in the Williston Basin, with 13 wells completing and three wells drilling at year-end. In 2009, we did not allocate any capital spending to the Powder River Basin.
Overview of Williston Basin
The Williston Basin is spread across North Dakota, Montana and parts of southern Canada with the United States portion of the basin encompassing approximately 143,000 square miles. The basin produces oil and gas from numerous producing horizons including, but not limited to, the Bakken, Three Forks and Red River formations, which are currently our primary objectives.

The Bakken is an unconventional oil shale play at depths of approximately 8,500 to 10,500 feet that is primarily exploited via horizontal drilling and advanced completion techniques. Advanced completion techniques include the use of swell packers and multi-stage fracture stimulations, which help to fracture the shales and increase oil flow to the well bore. To date, much of the Bakken drilling in North Dakota has occurred east of the Nesson Anticline in and around Mountrail County, with additional activity south of the Nesson Anticline in Dunn County. In the second half of 2009, activity accelerated west of the Nesson Anticline in Williams and McKenzie Counties, North Dakota.
The Three Forks is an unconventional carbonate play that lies just below the Bakken. Similar to the Bakken, the Three Forks is primarily exploited using horizontal drilling and advanced completion techniques. Drilling in the Three Forks began in mid-2008 and a number of operators, including us, are targeting this objective. Drilling in this objective is early, but initial results appear to indicate that the Three Forks is a separate reservoir from the Bakken, which increases our exposure to oil reserves in the basin. Over time, further drilling of both Bakken and Three Forks wells in the same sections will help to delineate whether the Bakken and Three Forks are separate reservoirs.
The Red River is a conventional oil resource at a depth of approximately 12,000 feet. The Red River is exploited via vertical well bores with minimal completion procedures. Targets are identified using a proprietary 3-D seismic attribute analysis. Since late 2007, we have drilled and completed three Red River discoveries in Sheridan County, Montana.
Overview of Williston Basin Acreage Position
Our acreage position in the Williston Basin is comprised of approximately 282,584 net acres. Approximately 99,215 net acres is east of the Nesson Anticline in Mountrail County, North Dakota and adjoining counties to the north, south and east. Acreage east of the Nesson Anticline includes approximately 5,387 net acres in our Parshall / Austin / Sanish project area in Mountrail County where drilling activities are typically operated by others and we therefore participate in wells in a non-operated role. Acreage east of the Nesson Anticline also incorporates approximately 36,645 net acres in our Ross Project area in Mountrail County where we both operate and participate in non-operated North Dakota wells. Currently, we anticipate drilling 13 operated gross wells (7.4 net) in and around our Mountrail County, North Dakota acreage position in 2010.
Approximately 100,056 net areas is west of the Nesson Anticline in Williams and McKenzie Counties, North Dakota in our Rough Rider project area. Acreage in our Rough Rider project area is subject to the Drilling Participation Agreement outlined below. Typically, because of our higher working interests in spacing units, we operate wells in our Rough Rider area but to a lesser degree will also participate in wells in a non-operated role. Currently, we anticipate drilling 25 operated gross wells (12.7 net) in our Rough Rider project area in 2010. The remaining 83,313 net acres is located in eastern Montana in Roosevelt and Sheridan Counties in our Ghost Rider project area. Activity in Montana has been limited but towards the end of 2009 other operators began drilling and / or permitting wells in the area. Currently, we anticipate drilling one operated gross well (1.0 net) on our Montana acreage in 2010 to test the prospectivity of the Bakken, as well as other conventional or unconventional producing horizons.
Overview of Rough Rider Drilling Participation Agreement
In late August 2009, we entered into a drilling participation agreement in our Rough Rider project area in order to accelerate operations and address near term state lease expirations. The initial group of six wells under the agreement has been drilled. In each of the initial six wells, we have retained 35% of our original working interest and will back in for 35% of our counterparty’s interest in the combined six well group after combined payout (defined as the point in time when the cumulative net receipts from the initial wells equals or exceeds all expenditures for such wells). Our counterparty had the option to participate in an additional nine wells. In December 2009 our counterparty elected to participate in the next group of four wells and in January 2010, our counterparty elected to participate in the final group of five wells. We have elected to retain our maximum interest of 50% of our original working interest in the additional nine wells. Further, we will have the option to keep up to 64% of our original working interest in all subsequent in fill development wells in all 15 drilling units.

2009 Williston Basin Drilling and Completion Activity

					FRAC	IP	30 DAY
WELL NAME	County	OBJECTIVE	~WI		STAGES	(Boe/d)	Average (Boe/d)**
Williston 25-36 #1H	Williams	Bakken	33	%*	32	3,394	1,505
Strand 16-9 #1H	Williams	Bakken	22	%*	26	2,264	948
Lee 16-21 #1H	Williams	Bakken	31	%*	28	1,544	698
BCD Farms 16-21 #1H	Williams	Bakken	25	%*	28	1,776	702
Brad Olson 9-16 #1H	Williams	Bakken	33	%*	28	2,112	811
Figaro 29-32 #1H	McKenzie	Bakken	95%		19	1,895	831
Anderson 28-33 #1H	Mountrail	Bakken	66%		24	2,154	1,346
Strobeck 27-34 #1H	Mountrail	Three Forks	77%		18	2,021	989
Olson 10-15 #1H	Williams	Bakken	100%		20	1,433	730
			Averages			2,066	951

*	Rough Rider drilling participation agreement wells where our working interest is anticipated to increase upon payout.

**	Excludes any days well was down for remediation.
2010 Williston Basin Drilling and Completion Activity / 2010 Capital Budget

				FRAC	IP	30 DAY
WELL NAME	County	OBJECTIVE	~WI	STAGES	(Boe/d)	Average (Boe/d)**
Liffrig 29-20 #1H	Mountrail	Three Forks	72%	29	2,477	NA
Owan-Nehring 27-34	Williams	Bakken	49%	30	2,513	NA
Jackson 35-34 #1H	Williams	Bakken	62%	30	3,540	907
State 36-1 #1H	Williams	Bakken	16%*	30	3,807	1,516
			Averages		3,084	1,212

*	Rough Rider drilling participation agreement wells where our working interest is anticipated to increase upon payout.

**	Excludes any days well was down for remediation.
During 2010, we anticipate spending approximately $175.8 million to drill and complete 39 gross (21.1 net) operated wells and 4.6 net non-operated wells in the Williston Basin. Additionally, we anticipate spending approximately $14.2 million on land and seismic. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments — Overview of Capital Activity.”
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

During 2009, activity in the onshore Gulf Coast province was significantly reduced due to depressed natural gas prices and our allocation of capital to the Williston Basin. During the year, we completed one gross well (0.6 net) in one attempt for a completion rate of 100%. In 2009, we spent $7.4 million on drilling, land and seismic in our Onshore Gulf Coast province. Our capital expenditures were allocated 45% to Southern Louisiana, 32% to the Frio and 15% to the Vicksburg.
For 2010, we currently plan to spend $6.2 million in our Onshore Gulf Coast province. Approximately $5.3 million of this spending has been allocated to drilling, with the remaining $0.9 million allocated to land and seismic activities. We anticipate that approximately 74% of the drilling, land and seismic will be allocated to the Vicksburg trend with the remaining 26% allocated to other areas in the province.
Vicksburg Trend
Our Vicksburg activity is focused principally in Brooks County, Texas, in our Home Run, Triple Crowne, and Floyd Fields. We discovered these fields in 1999, 2001 and 2002, respectively. Since 1999, we have drilled 43 Vicksburg wells and we have completed 41 of those wells. We believe we have a multi-year inventory of proved, probable and possible drilling locations in our Home Run, Triple Crown and Floyd Fields.
In 2009, we spent approximately $1.1 million establishing production from zones that were classified as proved developed not producing at year end 2008.
In 2010, we anticipate drilling one operated gross (1.0 net) well in the Vicksburg trend in the first half of 2010 depending upon both favorable natural gas prices and service costs.
Southern Louisiana Trend
In Southern Louisiana, we have utilized our geophysical, geological and operational expertise to explore for hydrocarbon bearing Miocene and Oligocene reservoirs. These reservoirs are generally on trend with the Texas Gulf Coast Frio and are therefore logical extensions of our drilling activities.
In December 2007, we entered into a joint venture to operate the drilling of at least five prospects over the subsequent 18 months, earning a 50% working interest. In February 2009, the remaining joint venture well, the Chandeleur Sound SL 19312 #1, was brought on line at an initial production rate of approximately 2.9 MMcfe per day. We maintain a 50% working interest in the well. During 2009, we spent $3.3 million in Southern Louisiana primarily to complete wells in progress at year-end 2008.
In 2010, we have no current plans to drill in Southern Louisiana.
Frio Trend
During 2009, we drilled one operated gross well (0.6 net) in Matagorda County, Texas. The G.S. Harrison Unit #2 was completed in March 2009 and was production tested at an early rate of 3.0 MMcfe per day from the lowest 20 feet of pay.
In 2010, we have no current plans to drill in the Frio Trend.
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

In 2009, we received proceeds of $1.4 million related to the sale of mineral interests. Because of the sale, we spent a ($1.2) million in the Anadarko Basin during 2009. In 2010, we have no current plans to drill in the Anadarko Basin.
West Texas and Other Province
The Permian Basin of West Texas and Eastern New Mexico is a predominantly oil producing province with generally longer life reserves than that of our onshore Gulf Coast. Our drilling activity in our West Texas province has been focused primarily in various carbonate reservoirs, including the Canyon Reef and Fusselman formations of the Horseshoe Atoll trend, the Canyon Reef of the Eastern Shelf, the Wolfcamp and Devonian section 5 of New Mexico, and the Mississippian Reef of the Hardeman Basin, at depths ranging from 7,000 to 13,000 feet.
During 2009, we completed one gross well in two attempts for a 50% completion rate and spent a total of $0.7 million on drilling, land and seismic.
We anticipate spending $1.1 million to drill 3 gross (0.4 net) wells in West Texas in 2010.
Title to Properties
We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to royalty interests, standard liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. Substantially all of our proved oil and natural gas properties are pledged as collateral for borrowings under our Senior Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Senior Credit Facility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 9 5/8% Senior Notes due 2014.”
Oil and Natural Gas Reserves
Our estimated total net proved reserves of oil and natural gas as of December 31, 2009 are as follows:
Summary of Oil and Gas Reserves as of Fiscal-Year-End Based on Average Fiscal-Year Prices

	Reserves
	Oil	NaturalGas	Total
	(MMBbls)	(Bcf)	(MMBoe)(a)
PROVED
Developed:
United States	5.3	29.2	10.2
Undeveloped:
United States	11.3	37.2	17.5

TOTAL PROVED	16.6	66.4	27.7

(a)	Boe is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
The preparation of our reserve report is outlined in our Sarbanes Oxley Act Section 404 internal control procedures. Our procedures require that our reserve report is prepared by a registered independent engineering firm at the end of every year based on information provided by our Reservoir Engineering Department.
Our Reservoir Engineering Department accumulates historical production data for our wells, calculates historical lease operating expenses and differentials, updates working interests and net revenue interests, obtains updated Authorizations for Expenditure from our Operational Engineering Department and obtains logs, 3-D seismic and other geological and geophysical information from our Geological and Geophysical Department. This data is forwarded to Cawley, Gillespie & Associates, Inc. (CGA), our registered independent petroleum consultants.

CGA prepares a report of our estimated proved reserves in their entirety based on the information provided to them. CGA is a Texas Registered Engineering Firm (F-693). Our primary contact at CGA is Mr. W. Todd Brooker, Vice President. Mr. Brooker is a State of Texas Licensed Professional Engineer (License #83462). See Exhibit 99.1 Report of Cawley, Gillespie & Associates, Inc.
In accordance with applicable requirements of the Securities and Exchange Commission (SEC), estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of net proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — New Accounting Pronouncements.”
There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control. The reserve data set forth in the CGA report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See “Item 1A. Risk Factors - Although our oil and natural gas reserve data is independently estimated, these estimates may still prove to be inaccurate.”
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
Proved Undeveloped Reserves
Our total proved undeveloped (PUD) reserves as of December 31, 2009 were 17.5 MMBoe. PUD reserves represented 63% of our total proved reserves in 2009 versus 54% in 2008. The increase in our PUD reserves as a percentage of our total proved reserves was attributable to the application of advanced drilling and completion techniques, improved oil prices, reduced service costs and the modernization of SEC reserve reporting rules.
The application of advance drilling and completion techniques, which incorporates drilling long laterals and completing wells with swell packers and between 18 and 32 fracture stimulation stages in 2009, appears to have enhanced our estimated ultimate recoveries (EURs) and thereby improved our rates of return. During 2009, we applied these advanced drilling and completion techniques to areas that had previously experienced minimal drilling activity and drilled apparently economic wells. In these areas, we were able to increase our level of PUD reserves.
Oil prices used in our year-end 2009 reserve report increased 37% relative to 2008. During 2009, service costs decreased approximately 40% as the pace of drilling activity in the United States decreased due to the economic crisis, resulting recession and scarcity of available capital. Enhanced oil prices and reduced service costs improved our rates of return and allowed us to book PUD reserves in previously uneconomic locations. Enhanced oil prices also typically lengthens the time that a well can be economically produced and therefore increases the amount of economically recoverable reserves over the life of the well.

The modernization of SEC oil and gas reporting rules also enhanced our level of PUD reserves. Effective with years ending on or after December 31, 2009, the SEC modernized its rules with respect to oil and gas reserves for the first time since 1982. The new rules increased the number of offsetting PUD locations we were able to book in unconventional resource plays such as the Williston Basin from two in 2008 to four in 2009. The increased number of offsetting locations we are able to book allowed us to increase our level of PUD reserves and, therefore, also increased our level of total proved reserves. Approximately 4.0 MMBoe in reserves were booked at year-end 2009 related to the SEC rules changes.
Partially offsetting the above PUD reserve increases, we eliminated multiple PUD reserve locations in areas that we currently do not anticipate drilling within the next five years. The PUD reserve locations that we eliminated were primarily natural gas drilling locations in areas outside of our core Williston Basin and South Texas acreage positions and totaled 2.9 MMBoe.
Our PUD reserves also decreased due to the drilling of 18 gross PUD wells (2.8 net) during 2009. During the year, we spent approximately $14.3 million dollars converting 0.98 MMBoe from PUD to proved developed producing reserves.
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

	At December 31,
	2009	2008	2007
Standardized measure of discounted future net cash flows	$246.5	$279.3	$394.5
Add present value of future income tax discounted at 10%	7.6	8.7	97.1

Pre-tax PV10%	$254.1	$288.0	$491.6

Drilling Activities
We drilled, or participated in the drilling of, the following wells during the periods indicated.

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Natural gas	0	0.0	4	1.3	0	0
Oil	1	0.1	1	0.8	3	1.1
Non-productive	1	0.2	2	1.0	7	3.8

Total	2	0.3	7	3.1	10	4.9

Development wells:
Natural gas	1	0.6	9	4.5	8	5.7
Oil	38	4.8	52	7.8	11	4.2
Non-productive	0	0.0	0	0.0	0	0.0

Total	39	5.4	61	12.3	19	9.9

Present Activities
As of December 31, 2009, we had four operated rigs in the Williston Basin. Two of the rigs were drilling locations representing 0.6 net wells. The remaining two drilling rigs were in the process of moving to their next drilling location. At year-end, we also had one non-operated well drilling in the Williston Basin representing 0.05 net wells. Finally, we had 13 wells in the Williston Basin waiting on completion representing 2.1 net wells. Three of the wells waiting on completion were operated locations representing 1.8 net wells.
We do not own drilling rigs and all of our drilling activities have been conducted by independent contractors or by industry participant operators under standard drilling contracts.
Delivery Commitments
As of December 31, 2009, we had no commitments to provide fixed and determinable quantities of oil or natural gas in the near future under contracts or agreements.
Productive Wells and Acreage
Productive Wells
The following table sets forth our ownership interest at December 31, 2009 in productive oil and natural gas wells in the areas indicated. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells are the total number of producing wells in which we have an interest, and net wells are determined by multiplying gross wells by our average working interest.

	Natural Gas		Oil		Total
	Gross	Net	Gross	Net	Gross	Net
Rocky Mountains	0	0	115	22.9	115	22.9
Onshore Gulf Coast	60	34.1	16	4.2	76	38.3
Anadarko Basin	71	19.6	11	1.7	82	21.3
West Texas and Other	10	1.3	73	23.3	83	24.6

Total	141	55.0	215	52.1	356	107.1

Productive wells consist of producing wells and wells capable of production, including wells waiting on pipeline connection. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, two had multiple completions.
Acreage
Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. The following table sets forth the approximate developed and undeveloped acreage that we held as leasehold interest at December 31, 2009.

	Developed(a)		Undeveloped(a)		Total
	Gross	Net	Gross	Net	Gross	Net
Rocky Mountains	55,657	31,791	499,600	297,854	555,257	329,645
Onshore Gulf Coast	22,385	9,558	9,387	5,430	31,772	14,988
Anadarko Basin	62,086	17,629	11,748	7,826	73,834	25,455
West Texas & Other	20,326	5,729	10,000	1,940	30,326	7,669

Total	160,454	64,707	530,735	313,050	691,189	377,757

(a)	Does not include acreage for which assignments have not been received.
All of our leases for undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless we renew the existing leases, we establish production from the acreage, or some other “savings clause” is exercised. The following table sets forth the minimum remaining lease terms for our gross and net undeveloped acreage.

	Acres Expiring
Twelve Months Ending:	Gross	Net
December 31, 2010	55,071	29,151
December 31, 2011	118,412	73,978
December 31, 2012	138,174	89,781
December 31, 2013	103,532	61,500
December 31, 2014	26,764	21,035
Thereafter	88,782	37,605

Total	530,735	313,050

In addition, as of December 31, 2009, we had mineral interests covering approximately 11,488 gross and 1,854 net acres. The mineral acres will continue into perpetuity and will not expire.

Sales Volumes, Prices and Production Costs
The following table sets forth our sales volumes, the average prices we received before hedging, the average prices we received including hedging settlement gains (losses), the average price including hedging settlements and unrealized gains (losses) and average production costs associated with our sale of oil and natural gas for the periods indicated. We account for our hedges using mark-to-market accounting, which requires that we record both derivative settlements and unrealized gains (losses) to the consolidated statement of operations within a single income statement line item. We have elected to include both derivative settlements and unrealized gains (losses) within revenue.

	Year Ended December 31,
	2009	2008	2007
Sales volumes(a):
Oil volumes (MBbls)
Rocky Mountains	610	292	44
Onshore Gulf Coast	88	151	200
Anadarko Basin	21	24	32
West Texas & Other	95	111	116

Total oil	814	578	392

Natural gas volumes (MMcf)
Rocky Mountains	169	53	28
Onshore Gulf Coast	4,211	6,032	9,716
Anadarko Basin	1,441	1,821	2,766
West Texas & Other	71	90	116

Total natural gas	5,892	7,996	12,626

Total oil equivalent (MBoe)	1,796	1,911	2,496

Average oil prices based on sales volumes:
Oil price (per Bbl)	$54.79	$89.06	$72.30
Oil price including derivative settlement gains (losses) (per Bbl)	$53.99	$84.63	$71.51
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$48.65	$89.79	$65.57

Average natural gas prices based on sales volumes:
Natural gas price (per Mcf)	$4.01	$9.21	$7.30
Natural gas price including derivative settlement gains (losses) (per Mcf)	$5.71	$9.08	$7.66
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$5.21	$9.48	$7.38

Average equivalent prices based on sales volumes:
Oil equivalent price (per Boe)	$37.97	$65.50	$48.30
Oil equivalent price including derivative settlement gains (losses) (per Boe)	$43.19	$63.62	$49.98
Oil equivalent price including derivative settlements and unrealized gains (losses) (per Boe)	$39.12	$66.84	$47.64

Average production costs (per Boe) based on sales volumes:
Lease operating expenses (includes costs for operating and maintenance and expensed workovers)	$7.61	$5.89	$3.66
Ad valorem taxes	$0.56	$0.58	$0.60
Production taxes	$2.84	$2.81	$1.02

(a)	Sales volumes for 2009 exclude 16,475 barrels of oil produced during the year but held in inventory. Ending inventory at year end 2008 and 2007 was not material. During 2009, production volumes for crude oil were 830 MBbls and total oil equivalent production volumes were 1,812 MBoe.

Item 3.	Legal Proceedings
We are, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial condition, results of operations or cash flows.
As of December 31, 2009, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on our capital expenditures.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	We convened a Special Meeting of Stockholders on Wednesday, October 7, 2009, in Austin, Texas at 9:00 a.m. local time.

(b)	N/A
(c)	Out of the total 82,862,476 shares of our common stock outstanding and entitled to vote, 73,600,146 shares were present in person or by proxy at the special meeting, representing approximately 89% of our common stock outstanding. The only matters voted on by our stockholders, as fully described in the definitive proxy materials for the special meeting, are set forth below. The results were as follows:
1.	To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 90 million shares to 180 million shares.

For	66,363,106
Against	6,976,123
Abstained	260,917
Broker non-votes	0
2.	To approve an amendment to the 1997 Incentive Plan to increase the number of shares of common stock available under the plan.

For	40,626,366
Against	10,202,489
Abstained	113,391
Broker non-votes	22,657,900

Executive Officers of the Registrant
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The following are our executive officers as of February 25, 2010.

Name	Age	Position
Ben M. Brigham	50	Chief Executive Officer, President and Chairman
Eugene B. Shepherd, Jr.	51	Executive Vice President and Chief Financial Officer
David T. Brigham	49	Executive Vice President — Land and Administration and Director
A. Lance Langford	47	Executive Vice President — Operations
Jeffery E. Larson	51	Executive Vice President — Exploration
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

	High	Low
2008:
First Quarter	$8.16	$4.86
Second Quarter	18.29	5.76
Third Quarter	17.62	10.00
Fourth Quarter	10.91	2.30
2009:
First Quarter	$4.25	$1.04
Second Quarter	4.30	1.60
Third Quarter	10.61	2.50
Fourth Quarter	14.93	7.99
The closing market price of our common stock on February 23, 2010 was $15.55 per share. As of February 23, 2010, there were an estimated 155 record owners of our common stock.

The following graph is a comparison of cumulative total returns. It assumes that $100 was invested in our common stock, the NASDAQ Composite Index, and the S&P Oil & Gas E&P Select Industry Index at the end of 2004 and remained invested through year-end 2009. The Indexes and the graph were prepared by an independent third party. The NASDAQ Composite Index is calculated using the over 3,000 companies which trade on The NASDAQ Stock Market, including both domestic and foreign companies. The S&P Oil & Gas E&P Select Industry Index (SPSIOP) represents the oil and gas exploration and production sub-industry portion of the S&P Total Market Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Brigham Exploration Company, The NASDAQ Composite Index
And The S&P Oil & Gas Exploration & Production Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.
No dividends have been declared or paid on our common stock to date. We intend to retain all future earnings for the development of our business. Our Senior Credit Facility, Senior Notes, and Series A preferred stock restrict our ability to pay dividends on our common stock.
We are obligated to pay cash dividends on our Series A preferred stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Mandatorily Redeemable Preferred Stock.”

Securities Authorized for Issuance under Equity Compensation Plans
The following table includes information regarding our equity compensation plans as of the year ended December 31, 2009.

Number of
Securities
	Number of		Remaining
	Securities to be		Available for
	Issued upon	Weighted-	Future Issuance
	Exercise of	Average Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders(a)	4,170,137	$5.14	566,800
Equity compensation plans not approved by security holders	—	NA	—

Total	4,170,137	$5.14	566,800

(a)	Does not include 556,990 shares of restricted stock issued and outstanding at December 31, 2009.
Issuer Purchases of Equity Securities
In 2009, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
October 2009	2,597	$9.55
December 2009	37,433	$13.86

Total	40,030	13.58

Item 6.	Selected Consolidated Financial Data
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

We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2009, 2008 and 2007, and balance sheet data as of December 31, 2009 and 2008 from the audited consolidated financial statements included in this report. We derived the statement of operations data and statement of cash flows data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005, from our accounting books and records.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share information)
Statement of Operations Data:
Revenues:
Oil and natural gas sales	$68,192	$125,108	$120,557	$102,835	$96,820
Gain (loss) on derivatives, net	2,064	2,548	(1,664)	3,335	—
Other revenue	88	132	88	127	220

Total revenues	70,344	127,788	118,981	106,297	97,040

Costs and expenses:
Lease operating	14,655	12,363	10,704	10,701	7,161
Production taxes	5,098	5,374	2,541	4,021	3,353
General and administrative	9,243	9,557	9,276	7,887	5,533
Depletion of oil and natural gas properties	32,054	53,498	59,079	46,386	33,268
Impairment of oil and natural gas properties	114,781	237,180	6,505	—	—
Depreciation and amortization	812	629	613	537	762
Loss on inventory valuation	2,196	—	—	—	—
Accretion of discount on asset retirement obligations	421	361	379	317	180

Total costs and expenses	179,260	318,962	89,097	69,849	50,257

Operating income (loss)	(108,916)	(191,174)	29,884	36,448	46,783

Other income (expense):
Interest income	578	191	654	1,207	245
Interest expense, net	(16,431)	(14,495)	(14,622)	(9,688)	(3,980)
Gain loss on derivatives, net	—	—	—	3,213	(814)
Other income (expense)	1,544	530	1,022	1,352	238

Total other income (expense )	(14,309)	(13,774)	(12,946)	(3,916)	(4,311)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(123,225)	(204,948)	16,938	32,532	42,472
Income tax benefit (expense):
Current	—	—	—	—	—
Deferred	233	42,701	(6,728)	(12,744)	(15,037)

	233	42,701	(6,728)	(12,744)	(15,037)
Net income (loss) available to common stockholders	$(122,992)	$(162,247)	$10,210	$19,788	$27,435

Net income (loss) per share available to common shareholders:
Basic	$(1.74)	$(3.57)	$0.23	$0.44	$0.65
Diluted	(1.74)	(3.57)	0.22	0.43	0.63
Weighted average shares outstanding:
Basic	70,569	45,441	45,110	45,017	42,481
Diluted	70,569	45,441	45,531	45,597	43,728

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Statement of Cash Flows Data:
Net cash provided (used) by:
Operating activities	$51,750	$69,630	$90,449	$88,687	$64,379
Investing activities	(164,620)	(179,866)	(99,093)	(171,747)	(113,220)
Financing activities	113,608	136,416	18,207	83,385	50,535
Balance Sheet Data:
Cash and cash equivalents	$40,781	$40,043	$13,863	$4,300	$3,975
Oil and natural gas properties, using the full cost method of accounting, net	330,733	404,839	510,207	485,525	347,329
Total assets	498,256	489,056	548,428	522,587	380,427
Long-term debt	158,968	303,730	168,492	149,334	63,100
Series A preferred stock, mandatorily redeemable (a)	10,101	10,101	10,101	10,101	10,101
Total stockholders’ equity	264,283	121,269	279,027	266,015	241,640

(a)	At year-end 2009, our Series A preferred stock was classified as a current liability as it will be redeemed in October 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
Sources of Our Revenues
We derive our revenues from the sale of oil and natural gas that is produced from our properties. Revenues are a function of the production volumes sold and the prevailing market prices at the time of sale.
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
•	Lease operating expenses are generally comprised of several components including: the cost of labor and supervision to operate our wells and related equipment; repairs and maintenance; fluid treatment and disposal; related materials, supplies, and fuel; and insurance applicable to our wells and related facilities and equipment. Lease operating expenses also include the cost for expensed workovers. Lease operating expenses are driven in part by the type of commodity produced, the level of workover activity and the geographical location of the properties. Oil is inherently more expensive to produce than natural gas.
•	Lease operating expenses also include ad valorem taxes, which are imposed by local taxing authorities such as school districts, cities, and counties or boroughs. The amount of tax we pay is based on a percent of value of the property assessed or determined by the taxing authority on an annual basis. When oil and natural gas prices rise, the value of our underlying property interests increase, which results in higher ad valorem taxes.

•	In the U.S., there are a variety of state and federal taxes levied on the production of oil and natural gas. These are commonly grouped together and referred to as production taxes. The majority of our production tax expense is based on a percent of gross value realized at the wellhead at the time the production is sold or removed from the lease. As a result, our production tax expense increases when oil and gas prices rise.
•	Historically, taxing authorities have occasionally encouraged the oil and natural gas industry to explore for new oil and natural gas reserves, or to develop high cost reserves, through reduced tax rates or tax credits. These incentives have been narrow in scope and short-lived. A small number of our wells have qualified for reduced production taxes because they were discoveries based on the use of 3-D seismic or they are high cost wells.
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
Interest. We rely on our Senior Credit Facility to fund our short-term liquidity (working capital) and a portion of our long-term financing needs. The interest rate that we pay on our Senior Credit Facility correlates with both fluctuations in interest rates and the amount outstanding under the facility. We pay a fixed interest rate on both our Senior Notes and our preferred stock. We expect to continue to incur interest expense as we continue to grow. We capitalize interest directly related to our unevaluated properties and certain properties under development, which are not being amortized.
Income Taxes. We are generally subject to a 35% federal income tax rate. For income tax purposes, we are allowed deductions for accelerated depreciation, depletion, intangible drilling costs, and state taxes. Through 2009, all of our federal and state income taxes were deferred.
Capital Commitments
Our primary needs for cash are to fund our capital expenditure program, our working capital obligations and for the repayment of contractual obligations. In the future, cash will also be required to fund our capital expenditures for the exploration and development of properties necessary to offset the inherent declines in production and proven reserves that are typical in an extractive industry like ours and also to hold acreage that would otherwise expire if not drilled. Future success in growing reserves and production will be highly dependent on our access to cost effective capital resources and our success in economically finding and producing additional oil and natural gas reserves. Funding for our exploration and development of oil and natural gas activities and the repayment of our contractual obligations may be provided by any combination of cash flow from operations, cash on our balance sheet, the unused committed borrowing capacity under our Senior Credit Facility, reimbursements of prior land and seismic costs by third parties who participate in our projects, and the sale of interests in projects and properties or alternative financing sources as discussed in “- Contractual Obligations” and “- Liquidity and Capital Resources.” Cash flows from operations and the unused committed borrowing capacity under our Senior Credit Facility fund our working capital obligations.

Overview of Capital Activity
Our improving operational results in the Williston Basin Bakken and Three Forks plays during 2008, largely attributable to increasing the number of fracture stimulation stages in each horizontal wellbore, led us to increase our capital expenditure budget in the Williston Basin in 2008 and reduce our conventional portfolio activity in the Onshore Gulf Coast, the Anadarko Basin and West Texas. We added a second Williston Basin drilling rig during the last half of 2008 to accelerate drilling east of the Nesson Anticline in Mountrail County, North Dakota as well as to begin development of acreage west of the Nesson Anticline in Williams and McKenzie Counties, North Dakota.
Unfortunately, as we added our second drilling rig, commodity prices rapidly deteriorated during the last half of 2008 because of the financial crisis and recession experienced both in the United States and internationally. Crude oil and natural gas prices, which had peaked at approximately $145.29 per barrel and $13.58 per Mcf in July 2008, reached a 2008 low of $33.87 per barrel and $5.29 per Mcf in December 2008. Despite decreasing prices, continued high levels of drilling activity by operators sustained the elevated drilling and completion costs and overall project returns were negatively impacted because of the mismatch that existed between commodity prices and the cost to drill and complete wells.
In early 2009, to combat the reduction in our rates of return and the general deteriorating availability of capital, we elected to cease drilling and completion operations post completion of the Olson 10-15 #1H, which was our first long lateral well with 20 fracture stimulation stages. In March 2009, we announced a 2009 capital budget of $37.1 million, which was largely comprised of costs to complete the Olson 10-15 #1H and costs related to several other wells that we ceased operations prior to reaching the completion stage.
In March 2009, crude oil prices began to rebound and prices averaged $48.06 per barrel. During the first half of 2009, other operators reduced or ceased drilling activity and the number of rigs operating in the Williston Basin rapidly declined from a peak rate of 93 rigs running in November 2008 to 31 rigs running in May 2009. As a result of the reduction in drilling rigs at work in the Williston Basin and elsewhere in the United States, it is estimated that costs to drill and complete wells in the Williston Basin were reduced 30 to 40% relative to the peak rates seen in late 2008 and early 2009.
In May 2009, commodity prices continued to improve and crude oil averaged $59.21 per barrel during the month. Also during this period, economic conditions began to stabilize due to actions taken by governments around the world and capital markets availability improved. In order to restart our Williston Basin drilling program, we elected to raise approximately $93.4 million in net proceeds from the May 2009 equity offering and announced an increase to our 2009 capital budget to $64.5 million.
Shortly thereafter, we commenced completion operations on the wells that we had deferred completing in February 2009. In addition, we picked up a rig to begin drilling operations west of the Nesson Anticline in our Rough Rider project area. In August, we announced entry into a drilling participation agreement, which allowed us to drill additional locations in Rough Rider subject to state lease expirations. We were able to maintain a relatively flat capital expenditure profile for the second half of 2009 even after increasing the number of gross wells drilled, as we reduced our working interest in wells to 35% of our original working interest as a result of the drilling participation agreement.
In October 2009, we raised an additional $168.3 million in net proceeds from an equity offering in order to pre-fund an increased level drilling activity in 2010. Our preliminary 2010 capital budget announced in October 2009, concurrent with the equity offering, was estimated to be $175.8 million and we estimated that we would drill 24 net wells in the Williston Basin and two net wells in our South Texas Vicksburg play.
In 2010, we estimate that we will have four rigs running in the Williston Basin and drill 39 gross (21.1 net) operated wells and 4.6 net non-operated wells. Overall, we currently estimate that we will spend approximately $199.3 million on drilling, land and seismic capital expenditures during 2010. We anticipate funding our 2010 capital expenditure budget through cash on our balance sheet, which was a result of our May and October 2009 equity offerings, cash flow from operations, availability under our Senior Credit Facility, which at year-end 2009 had a borrowing base of $110 million, and through potential divestiture transactions in our conventional asset portfolio.

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
In 2010, as a result of our May and October 2009 equity offerings and improved operational results, we are increasing our level of activity in the Williston Basin and currently estimate that we will spend $216.3 million on capital expenditures during 2010, which includes $199.3 million on drilling, land and seismic capital expenditures and $17.0 million for capitalized costs and other assets.
Factors that could cause us to further increase our level of activity and capital budget in 2010 include a further reduction in service and material costs, the formation of joint ventures with other exploration and production companies, the divestiture of non-strategic assets, and a further improvement in commodity prices or well performance that exceeds our risked forecasts, all of which would positively impact our operating cash flow.
Factors that would cause us to reduce our capital budget in 2010 include, but are not limited to, increases in service and materials costs, reductions in commodity prices or underperformance of wells relative to our risked forecasts, all of which would negatively impact our operating cash flow.

Our budgeted capital expenditures for 2010 are as follows:

2010
(In millions)
Drilling	$183.7
Net land and seismic	15.6
Capitalized costs	14.8
Other non-oil & gas assets	2.2

Total	$216.3

The final determination with respect to our 2010 budgeted expenditures will depend on a number of factors, including:
•	commodity prices;
•	production from our existing producing wells;
•	the results of our current exploration and development drilling efforts;
•	economic conditions at the time of drilling;
•	industry conditions at the time of drilling, including the availability of drilling and completion equipment;
•	our liquidity and the availability of external sources of financing; and
•	the availability of more economically attractive prospects.
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
To support our prospect generation activities, we allocate a portion of our capital expenditures to land and seismic. Over the past three years, we have spent $55.1 million on land and seismic activities.
For a more in depth discussion of our 2009 capital expenditures see “Item 2. Properties.”

Contractual Obligations
The following schedule summarizes our known contractual cash obligations at December 31, 2009 and the effect these obligations are expected to have on our future cash flow and liquidity.

	Payments Due by Year
				2012-	2014 and
	Total	2010	2011	2013	Thereafter
	(In thousands)
Debt:
Senior Notes	$160,000	$—	$—	$—	$160,000
Senior Credit Facility	—	—	—	—	—
Mandatorily redeemable, Series A preferred stock	10,101	10,101		—	—

Total	$170,101	$10,101	$—	$—	$160,000
Other commitments:
Interest, Senior Notes(a)	$69,300	$15,400	$15,400	$30,800	$7,700
Interest, Senior Credit Facility(b)	—	—	—	—	—
Dividend Mandatorily redeemable, Series A preferred stock(c)	504	504	—	—	—
Drilling rigs(d)	800	800	—	—	—
Non-cancelable operating leases	1,837	721	738	378	—

Total	$242,542	$27,526	$16,138	$31,178	$167,700

(a)	Calculated assuming $160 million of Senior Notes outstanding and an interest rate of 9.625%. The payments are made in May and November until maturity in May 2014.

(b)	Calculated assuming no amounts outstanding under our Senior Credit Facility. In October 2009, we repaid amounts outstanding under our Senior Credit Facility subsequent to our equity offering. The interest rate under our facility is dependent upon Eurodollar borrowing rates plus a margin that fluctuates dependent upon the amount outstanding under the facility. The Eurodollar rate for one month borrowings was 0.32% on December 31, 2009. The amount of interest that we pay on amounts borrowed under our Senior Credit Facility will fluctuate over time as borrowings increase or decrease, as the applicable Eurodollar rate increases and decreases and as the applicable interest rate increases or decreases. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

(c)	Calculated assuming $10.1 million of Series A preferred stock outstanding, a cash dividend of 6% per annum and a maturity of October 31, 2010.

(d)	Early termination fee of $200,000 per rig if terminated during the quarter. Contract is quarter-to-quarter evergreen through May 31, 2011.
We also have liabilities of $6.3 million related to asset retirement obligations on our Consolidated Balance Sheet as of December 31, 2009. Due to the nature of these obligations, we cannot determine precisely when payments will be made to settle these obligations. See “Item 8. Financial Statements and Supplementary Data — Note 7. Asset Retirement Obligations.”

Oil and Natural Gas Reserves
Our estimated total net proved reserves of oil and natural gas as of December 31, 2009, 2008 and 2007 were as follows.

	At December 31,
	2009	2008	2007
Estimated Net Proved Reserves:
Oil (MMBbls)	16.6	7.1	5.6
Natural gas (Bcf)	66.4	94.7	106.6
Oil equivalent (MMBoe)(a)	27.7	22.8	23.4
Proved developed reserves as a percentage of net proved reserves	37%	46%	49%

(a)	Boe is defined as one barrel of oil equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Our estimated total net proved reserves increased 21% from 2008 to 2009. The increase in our proved reserves was attributable to the application of advanced drilling and completion techniques, improved oil prices, reduced service costs and the modernization of SEC reserve reporting rules.
The application of advance drilling and completion techniques, which incorporates drilling long laterals and completing wells with swell packers and between 18 and 32 fracture stimulation stages in 2009, appears to have enhanced our estimated ultimate recoveries (EURs) and thereby improved our rates of return. During 2009, we applied these advanced drilling and completion techniques to areas that had previously experienced minimal drilling activity and drilled apparently economic wells. In these areas, we were able to increase our level of both proved developed (PD) and proved undeveloped (PUD) reserves.
Oil prices used in our year-end 2009 reserve report increased 37% relative to 2008. During 2009, service costs decreased approximately 40% as the pace of drilling activity in the United States decreased due to the economic crisis, resulting recession and scarcity of available capital. Enhanced oil prices and reduced service costs improved our rates of return and allowed us to book reserves in previously uneconomic locations. Enhanced oil prices also typically lengthen the time that a well can be economically produced and therefore increase the amount of economically recoverable reserves over the life of the well.
The modernization of SEC oil and gas reporting rules also enhanced our level of reserves. The new rules increased the number of offsetting PUD locations we were able to book in unconventional resource plays such as the Williston Basin from two in 2008 to four in 2009. The increased number of offsetting locations we are able to book allowed us to increase our level of PUD reserves and therefore also increase our level of total proved reserves. As a result of the increase in the level of our PUD reserves, our overall percentage of PUD reserves to total net proved reserves increased from 54% in 2008 to 63% in 2009.
Partially offsetting the above PUD reserve increases, we eliminated multiple PUD reserve locations in areas that we currently do not anticipate drilling within the next five years. The PUD reserve locations that we eliminated were primarily natural gas drilling locations in areas outside of our core Williston Basin and South Texas acreage positions and totaled 2.9 MMBoe.

Results of Operations
Comparison of the twelve-month periods ended December 31, 2009, 2008 and 2007
Production volumes

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Oil (MBbls)(a)	830	44%	578	47%	392
Natural gas (MMcf)	5,892	(26%)	7,996	(37%)	12,626
Total (MBoe)(b)	1,812	(5%)	1,910	(23%)	2,496
Average daily production volumes (Boe/d)(c)	5,034	(5%)	5,306	(23%)	6,933

(a)	Includes approximately 16,475 barrels of oil produced in the Williston Basin during 2009 and recorded as inventory at year-end 2009. Ending inventory at year end 2008 and 2007 was not material.

(b)	Boe is defined as one barrel equivalent of oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(c)	Average daily production volumes calculated based on 360 day year.
Inventory

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Oil (Bbls)	16,475	NM	—	NM	—
Natural gas (Mcf)	—	NM	—	NM	—
Total (Boe)	16,475	NM	—	NM	—
Sales volumes (Production volumes less Inventory)

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Oil (MBbls)(a)	814	41%	578	47%	392
Natural gas (MMcf)	5,892	(26%)	7,996	(37%)	12,626
Total (MBoe)(b)	1,796	(6%)	1,910	(23%)	2,496
Average daily sales volumes (Boe/d)(c)	4,988	(6%)	5,306	(23%)	6,933

(a)	Excludes approximately 16,475 barrels of oil produced in the Williston Basin during 2009 and recorded as inventory at year-end 2009. Ending inventory at year end 2008 and 2007 was not material.

(b)	Boe is defined as one barrel equivalent of oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(c)	Average daily sales volumes calculated based on 360 day year.
Our net equivalent sales volumes for 2009 decreased by 6% to 1,796 MBoe (4,988 Boe/d) from 1,910 MBoe (5,306 Boe/d) in 2008. Our sales volumes for 2009 decreased primarily due to our reduction in activity in the onshore Gulf Coast and the Anadarko Basin in response to low natural gas prices. This decrease was partially offset by a 116% increase in our sales volumes in the Williston Basin. Oil represented 45% and 30% of our total production in 2009 and 2008, respectively. The increase in our oil sales volumes was due to our increased activity in the Williston Basin, which is primarily a crude oil basin.
The following is additional information regarding our 2009 sales volumes:
•	Sales volumes from our Rocky Mountains province for 2009 increased 112% when compared to 2008. The increase was attributable to the rapid escalation of our drilling activities in the Williston Basin, where we completed 38 gross (4.8 net) wells during 2009. Sales volumes from this province represented 35% of our total sales volumes in 2009 versus 15% in 2008. Approximately 96% of our 2009 sales volumes from this province were oil compared to 97% in 2008.
•	Sales volumes from our Onshore Gulf Coast province for 2009 decreased 32% when compared to 2008. The decrease in volumes was attributable to the reduction in our drilling activity in this province in order to focus our activities in the Williston Basin. Because of our limited drilling program, only limited new volumes were brought on line to offset the natural decline of our wells. Sales volumes from this province represented 44% of our total sales volumes in 2009 versus 61% in 2008. Approximately 89% of our 2009 sales volumes from this province were natural gas compared to 87% in 2008.

•	Sales volumes from our Anadarko Basin province for 2009 decreased 20% when compared to 2008. The decrease in volumes was attributable to the reduction in drilling activity in this province in order to focus our activities in the Williston Basin. Because of the reduction in our drilling program in this province, no new volumes were brought on line to offset the natural decline of our wells. Sales volumes from this province represented 15% of our volumes in 2009 versus 17% in 2008. Approximately 92% of our 2009 sales volumes from this province were natural gas compared to 93% in 2008.
•	Sales volumes from our West Texas & Other province for 2009 decreased 15% when compared to 2008. The decrease in volumes was attributable to the reduction in our drilling activity in this province in order to focus our activities in the Williston Basin. Because of our limited drilling program, only limited new volumes were brought on line to offset the natural decline of our wells. Sales volumes from this province represented 6% of our total volumes in 2009 versus 7% in 2008. Approximately 89% of our 2009 sales volumes from this province were oil compared to 88% in 2008.
Our net equivalent sales volumes for 2008 decreased by 23% to 1,910 MBoe (5,306 Boe/d) from 2,496 MBoe (6,933 Boe/d) in 2007. Our sales volumes for 2008 decreased primarily due to the natural decline of production from our wells in the Vicksburg and Southern Louisiana. Additionally, sales volumes decreased as a result of our reallocation of capital expenditures from our conventional portfolio to the Williston Basin. Our Williston Basin wells are longer life production wells and do not have the initial production impact that our shorter reserve life conventional portfolio has on our production. Oil represented 30% and 16% of our total sales volumes in 2008 and 2007, respectively.
The following is additional information regarding our 2008 sales volumes.
•	Sales volumes from our Rocky Mountains province for 2008 increased 513% when compared to 2007. The increase was attributable to the rapid escalation of our drilling activities in the Williston Basin, where we drilled 56 gross (11 net wells) during 2008. Sales volumes from this province represented 15% of our total volumes in 2008 versus 2% in 2007. Approximately 97% of our 2008 sales volumes from this province were oil compared to 90% in 2007.
•	Sales volumes from our Onshore Gulf Coast province for 2008 decreased 36% when compared to 2007. The decrease in volumes was attributable to the lower activity levels in the Vicksburg where we drilled five wells in 2007 versus three wells in 2008. The decrease was also attributable to the natural decline in our Southern Louisiana wells. Despite drilling three successful wells in Southern Louisiana in 2008, we did not hook up to production the first of these wells until December 2008. Our attempts to hook up these wells were negatively impacted by both Hurricanes Gustav and Ike, which impacted the Southern Louisiana area and affected the service providers that we utilize to hook up our wells. Sales volumes from this province represented 61% of our total volumes in 2008 versus 73% in 2007. Approximately 87% of our 2008 sales volumes from this province were natural gas compared to 89% in 2007.
•	Sales volumes from our Anadarko Basin province for 2008 decreased 33% when compared to 2007. The decrease in our volumes was due to the natural decline in our wells and a lower activity level as we completed three wells in the province during 2007 versus only two in 2008. Sales volumes from this province represented 17% of our total sales volumes in 2008 versus 20% in 2007. Approximately 93% of our 2008 sales volumes from this province were natural gas compared to 94% in 2007.
•	Sales volumes from our West Texas & Other province for 2008 decreased 7% when compared to 2007. The decrease in volumes was attributable to natural well production declines. Sales volumes from this province represented 7% of our total sales volumes in 2008 versus 6% in 2007. Approximately 88% of our 2008 sales volumes from this province were oil compared to 86% in 2007.

Revenue, commodity prices and hedging
The following table shows our revenue from the sale of oil and natural gas for 2009, 2008 and 2007. Our commodity hedges are accounted for using mark-to-market accounting, which requires us to record both derivative settlements and unrealized derivative gains (losses) to the consolidated statement of operations within a single income statement line item. We include both derivative settlements and unrealized derivative gains (losses) within revenue.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
		(In thousands, except per unit measurements)
Oil revenue:
Oil revenue	$44,580	(13%)	$51,449	81%	$28,347
Oil derivative settlement gains (losses)	(654)	(74%)	(2,564)	724%	(311)

Oil revenue including oil derivative settlements	$43,926	(10%)	$48,885	74%	$28,036
Oil derivative unrealized gains (losses)	(4,343)	NM	2,983	NM	(2,328)

Oil revenue including derivative settlements and unrealized gains (losses)	39,583	(24%)	51,868	102%	25,708
Natural gas revenue:
Natural gas revenue	$23,612	(68%)	$73,659	(20%)	$92,210
Natural gas derivative settlement gains (losses)	10,031	NM	(1,028)	NM	4,478

Natural gas revenue including derivative settlements	$33,643	(54%)	$72,631	(25%)	$96,688
Natural gas derivative unrealized gains (losses)	(2,970)	NM	3,157	NM	(3,503)

Natural gas revenue including derivative settlements and unrealized gains (losses)	30,673	(60%)	75,788	(19%)	93,185
Oil and natural gas revenue:
Oil and natural gas revenue	$68,192	(45%)	$125,108	4%	$120,557
Oil and natural gas derivative settlement gains (losses)	9,377	NM	(3,592)	NM	4,167

Oil and natural gas revenue including derivative settlement gains (losses)	77,569	(36%)	121,516	(3%)	124,724
Oil and natural gas derivative unrealized gains (losses)	(7,313)	NM	6,140	NM	(5,831)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	70,256	(45%)	127,656	7%	118,893
Other revenue	88	(33%)	132	50%	88

Total revenue	$70,344	(45%)	$127,788	7%	$118,981

Average oil prices (based on sales volumes):
Oil price (per Bbl)	$54.79	(38%)	$89.06	23%	$72.30
Oil price including derivative settlement gains (losses) (per Bbl)	$53.99	(36%)	$84.63	18%	$71.51
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$48.65	(46%)	$89.79	37%	$65.57
Average natural gas prices:
Natural gas price (per Mcf)	$4.01	(56%)	$9.21	26%	$7.30

Natural gas price including derivative settlement gains (losses) (per Mcf)	$5.71	(37%)	$9.08	19%	$7.66
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$5.21	(45%)	$9.48	28%	$7.38
Average oil equivalent prices (based on sales volumes):
Oil equivalent price (per Bbl)	$37.97	(42%)	$65.46	36%	$48.30
Oil equivalent price including derivative settlement gains (losses) (per bbl)	$43.19	(32%)	$63.60	27%	$49.98
Oil equivalent price including derivative settlements and unrealized gains (losses) (per Bbl)	$39.12	(41%)	$66.84	40%	$47.64

	2008	2007
	to 2009	to 2008
Change in revenue from the sale of oil
Price variance impact	$(27,885)	$9,684
Sales volume variance impact	21,016	13,418
Cash settlement of derivative hedging contracts	1,910	(2,253)
Unrealized gains (losses) due to derivative hedging contracts	(7,326)	5,311

Total change	$(12,285)	$26,160

Change in revenue from the sale of natural gas
Price variance impact	$(30,657)	$15,286
Sales volume variance impact	(19,390)	(33,837)
Cash settlement of derivative hedging contracts	11,059	(5,506)
Unrealized gains (losses) due to derivative hedging contracts	(6,127)	6,660

Total change	$(45,115)	$(17,397)

Change in revenue from the sale of oil and natural gas
Price variance impact	$(58,542)	$24,970
Volume variance impact	1,626	(20,419)
Cash settlement of derivative hedging contracts	12,969	(7,759)
Unrealized gains (losses) due to derivative hedging contracts	(13,453)	11,971

Total change	$(57,400)	$8,763

Our 2009 oil and natural gas revenue including derivative settlements and unrealized gains (losses) decreased $57.4 million, or 45% when compared to 2008. The following were the primary reasons for the decrease in our revenue:
•	A 42% decrease in the average oil equivalent price decreased revenue by $58.5 million;
•	A $7.3 million unrealized loss due to derivative hedging contracts in 2009 versus a $6.1 million unrealized gain due to derivative hedging contracts in 2008 decreased revenue by $13.5 million;
•	An 41% increase in our oil sales volumes, which was partially offset by a 26% decrease in our natural gas sales volumes, increased revenue by $1.6 million; and
•	A $9.4 million gain from the settlement of derivative contracts in 2009 versus a $3.6 million settlement loss in 2008 increased revenue by $13.0 million.
Our 2008 oil and natural gas revenue including derivative settlements and unrealized gains (losses) increased $8.8 million, or 7% when compared to 2007. The following were the primary reasons for the increase in our revenue:
•	A 36% increase in the average oil equivalent price increased revenue by $25.0 million;
•	A $6.1 million unrealized gain due to derivative hedging contracts in 2008 versus a $5.8 million unrealized loss due to derivative hedging contracts in 2007 increased revenue by $12.0 million;
•	A 23% decrease in our sales volumes decreased revenue by $20.4 million; and

•	A $3.6 million loss from the settlement of derivative contracts in 2008 versus a $4.2 million settlement gain in 2007 decreased revenue by $7.8 million.

Other revenue. Other revenue relates to fees that we charge third parties who use our gas gathering systems to move their production from the wellhead to third party gas pipeline systems. Other revenue for 2009 was $88,000 compared to $132,000 in 2008 and $88,000 in 2007. Costs related to our gas gathering systems are recorded in lease operating expenses.
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
The following table details derivative contracts that settled during 2009, 2008 and 2007 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain /(loss) upon settlement.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Oil collars and three way costless collars
Volumes (Bbls)	251,000	38%	182,500	(31%)	263,000
Average floor price (per Bbl)	$59.43	(15%)	$69.55	22%	$56.82
Average ceiling price (per Bbl)	$80.12	(15%)	$93.82	15%	$81.50
Gain /(loss) upon settlement (in thousands)	$902	NM	$(2,564)	724%	$(311)
Oil swaps
Volumes (Bbls)	90,000	NM	—	NM	—
Average swap price (per Bbl)	$50.75	NM	$—	NM	$—
Gain /(loss) upon settlement (in thousands)	$(1,556)	NM	$—	NM	$—
Total oil gain / (loss) upon settlement (in thousands)	$(654)	(75%)	$(2,564)	724%	$(311)
Natural gas collars and three way costless collars
Volumes (MMbtu)	1,960,000	(60%)	4,850,000	(35%)	7,425,000
Average floor price (per MMbtu)	$7.19	(6%)	$7.65	4%	$7.34
Average ceiling price (per MMbtu)	$8.83	(18%)	$10.75	(13%)	$12.40
Gain /(loss) upon settlement (in thousands)	$8,133	NM	$(1,028)	NM	$4,478
Natural gas swaps
Volumes (MMbtu)	2,490,000	NM	—	NM	—
Average swap price (per MMbtu)	$4.359	NM	$—	NM	$—
Gain /(loss) upon settlement (in thousands)	$1,898	NM	$—	NM	$—
Total natural gas gain /(loss) upon settlement (in thousands)	$10,031	NM	$(1,028)	NM	$4,478

Operating costs and expenses
Production costs. We believe that per unit of production measures are the most effective basis for evaluating our production costs. We use this information to internally evaluate our performance, as well as to evaluate our performance relative to our peers.

	Unit-of-Production
	(Per Boe based on Sales Volumes)
	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Production costs:

Operating & maintenance	$6.02	22%	$4.92	52%	$3.24
Expensed workovers	1.58	65%	0.96	129%	0.42
Ad valorem taxes	0.56	(7%)	0.60	0%	0.60

Lease operating expenses	$8.16	26%	$6.48	52%	$4.26
Production taxes	2.84	1%	2.82	176%	1.02

Production costs	$11.00	18%	$9.30	76%	$5.28

	Amount
	(In thousands)
	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Production costs:

Operating & maintenance	$10,823	15%	$9,399	15%	$8,153
Expensed workovers	2,832	53%	1,851	69%	1,097
Ad valorem taxes	1,000	(10%)	1,113	(23%)	1,454

Lease operating expenses	$14,655	19%	$12,363	15%	$10,704
Production taxes	5,098	(5%)	5,374	111%	2,541

Production costs	$19,753	11%	$17,737	34%	$13,245
For 2009, our per unit production cost increased 18% when compared to 2008. The following were the primary reasons for the increase in our 2009 per unit production costs relative to 2008:
•	O&M expenses increased 22%, or by $1.10 per Boe, due to increases in salt water disposal, compressor rental and overhead fees; and
•	Expensed workovers increased 65%, or by $0.62 per Boe, due to an increase in the number and cost of our workovers in 2009, in particular two workovers associated with our conventional natural gas wells.
For 2008, our per unit production cost increased 76% when compared to 2007. The following were the primary reasons for the increase in our 2008 per unit production costs relative to 2007:
•	O&M expenses increased 52%, or by $1.68 per Boe, due to increases in salt water disposal, compressor rental and fuel costs;
•	Production taxes increased 176%, or by $1.80 per Boe, due to a $2.7 million decrease in gas production tax abatements in 2008 as compared to 2007; and
•	Expensed workovers increased 129%, or by $0.54 per Boe, due to an increase in the number and cost of our workovers in 2008.

General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on our prospect generation and exploration activities and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(In thousands, except per unit measurements which are based on sales volumes)
General and administrative costs	$16,961	(3%)	$17,551	1%	$17,442
Capitalized general and administrative costs	(7,718)	(4%)	(7,994)	(2%)	(8,166)

General and administrative Expenses	$9,243	(3%)	$9,557	3%	$9,276

General and administrative expenses (per Boe)	$5.15	3%	$4.98	34%	$3.72
Our general and administrative expenses in 2009 decreased $0.3 million from those in 2008. Before capitalization, our general and administrative costs decreased by $0.6 million. We experienced the following fluctuations in general and administrative costs:
•	Total compensation expense decreased by $0.3 million from 2008 to 2009 due to lower levels of employee salaries and bonuses associated with our cost cutting measures implemented in April 2009; and
•	Office expenses decreased by $0.3 million from 2008 to 2009 due to our cost containment measures.
Our general and administrative expenses in 2008 increased $0.3 million over those in 2007. Before capitalization, our general and administrative costs increased by $0.1 million. We experienced the following fluctuations in general and administrative costs:
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

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(In thousands, except per unit measurements which are based on sales volumes)
Depletion of oil and natural gas properties	$32,054	(40%)	$53,498	(9%)	$59,079
Depletion of oil and natural gas properties (per Boe)	$17.85	(36%)	$28.02	19%	$23.64
Our depletion expense for 2009 was $21.4 million lower than 2008. A decrease in production volumes in 2009 lowered depletion expense by approximately $3.2 million, while a decrease in our depletion rate decreased depletion expense $18.2 million. The lower depletion rate was due to our fourth quarter 2008 and first quarter 2009 ceiling test writedowns.
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

Capitalized costs of oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved oil and natural gas reserves, based on the average of oil and natural gas prices in effect at the beginning of each month in the twelve month period prior to the end of the reporting period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of oil and gas properties exceed this ceiling amount, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings and reduces stockholders’ equity in the period of occurrence.
The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have a substantial downward revisions in our estimated proved reserves. Prior to December 31, 2009, the ceiling test calculation was based on oil and natural gas prices in effect on the balance sheet date. Based on oil and gas prices in effect on March 31, 2009 ($3.63 per MMBtu for Henry Hub gas and $49.65 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $114.8 million impairment to our oil and gas properties. Based on oil and gas prices in effect on December 31, 2008 ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $237.2 million impairment to our oil and gas properties.
Inventory Valuation. Our $2.2 million inventory valuation loss in 2009 was attributable to the lower of cost or market writedown of oil country tubular goods (OCTG). Market prices of OCTG experienced a substantial reduction in the first quarter of 2009 associated with lower steel costs and the oversupply of OCTG due to reduced drilling activity in the United States.
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

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(In thousands)
Interest on Senior Notes	$15,400	0%	$15,401	6%	$14,483
Interest on Senior Credit Facility	3,375	72%	1,960	3%	1,900
Commitment fees	195	(24%)	256	54%	166
Dividend on mandatorily redeemable preferred stock	606	0%	608	0%	606
Amortization of deferred loan and debt issuance cost	1,538	49%	1,032	11%	932
Other general interest expense	30	NM	—	(100%)	2
Capitalized interest expense	(4,713)	(1%)	(4,762)	37%	(3,467)

Net interest expense	$16,431	13%	$14,495	(1)%	$14,622

Weighted average debt outstanding	$274,211	25%	$220,116	16%	$189,080
Average interest rate on outstanding indebtedness(a)	7.15%		8.28%		9.1%

(a)	Calculated as the sum of the interest on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by the weighted average debt and preferred stock outstanding for the period.

Our net interest expense for 2009 was $1.9 million higher than that in 2008 primarily due to a $1.4 million increase in interest expense associated with higher levels of outstanding debt on our Senior Credit Facility and a $0.5 million increase in origination fees also associated with our Senior Credit Facility.
Our net interest expense for 2008 was 1% lower than that in 2007. The primary driver behind the decrease in our net interest expense was an increase in our capitalized interest associated with our higher level of capital spending in 2008 relative to that in 2007. Interest expense on our Senior Credit Facility increased by only 3% despite an increase in our weighted average debt outstanding due to lower interest rates associated with the economic downturn experienced during the second half of 2008.
Other income (expense). Other income (expense) included:

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(In thousands)
Other:
Gain (loss) on sale of inventory or assets	405	NM	—	(100%)	71
Other income (loss)	1,139	115%	530	(44%)	951

Total other income (loss)	$1,544	191%	$530	(48%)	$1,022

Other income increased in 2009 due to rental income earned on drilling pipe.
Income taxes. We utilize the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 “Income Taxes” (FASB ASC 740). Under FASB ASC 740, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
In 2009, we recognized a current year net deferred tax benefit of $233,000. The $233,000 tax benefit was mainly due to miscellaneous state tax benefits. The primary reasons for the difference between our effective tax rate of 0.2% and the federal statutory rate of 35% were increases in our valuation allowances on federal and state net operating losses and our inability to deduct dividends and certain portions of our non-cash stock compensation expense for federal tax purposes.
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

Liquidity and Capital Resources
Sources of Capital
In 2010, we intend to fund our capital expenditure program and contractual commitments with cash on hand, cash flows from operations, borrowings under our Senior Credit Facility, reimbursements of prior land and seismic costs by third parties who participate in our projects, the sale of interests in projects and properties or alternative financing sources.
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
Additionally, the Indenture contains customary restrictions and covenants, which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of December 31, 2009.
Senior Credit Facility
Our Senior Credit Facility provides for revolving credit borrowings up to $200 million. In May 2009, in conjunction with our regularly scheduled semi-annual redetermination and our common stock offering, the borrowing base was reset to $110 million. On July 24, 2009, our Senior Credit Facility was amended to extend the maturity date from June 2010 to July 24, 2012. Subsequent to completion of our October 2009 equity offering, we repaid the entire $110.0 million balance outstanding under our Senior Credit Facility and both at year-end and as of the date of the filing of this report had and / or have no amounts outstanding.
Covenants under our Senior Notes preclude us from incurring additional debt under the Senior Credit Facility to the extent our total debt under the Senior Credit Facility exceeds the greater of $50 million plus 15% of a calculated proved PV10 value based on SEC prices used in our year-end reserve report, as defined in our Indenture, which is referred to as Adjusted Consolidated Net Tangible Assets, plus, in certain circumstances, an additional 10% of Adjusted Consolidated Net Tangible Assets.

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
Borrowings under our Senior Credit Facility bear interest, at our election, at a base rate or a Eurodollar rate, plus in each case an applicable margin. These margins are reset quarterly and are subject to increase if the total amount borrowed under our Senior Credit Facility reaches certain percentages of the available borrowing base, as shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate
Utilized	Advances	Advances(1)
< 25%	2.50%	1.50%
25% and < 50%	2.75%	1.75%
50% and < 75%	3.00%	2.00%
75% and < 90%	3.25%	2.25%
≥ 90%	3.50%	2.50%

(1)	Base rate is defined as for any day a fluctuating rate per annum equal to the highest of the following, in each case, to the extent determinable by the Administrative Agent: (a) the Federal Funds Rate plus 1/2 of 1%, (b) the Eurodollar Rate with respect to Interest Periods of one month determined as of approximately 11:00 a.m. (London time) on such day plus 1.50% and (c) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The “prime rate” is a rate set by Bank of America based upon various factors including Bank of America’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in such rate announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are as follows:

Percent of
Borrowing Base	Annual
Utilized	Commitment Fee
< 25%	0.500%
25% and < 50%	0.500%
50% and < 75%	0.500%
75% and < 90%	0.500%
≥ 90%	0.500%
Our Senior Credit Facility also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our Senior Credit Facility, our current ratio must be at least 1.0 to 1. Our current ratio was 4.1 to 1 as of December 31, 2009. Pursuant to our Senior Credit Facility, our interest coverage ratio for the four most recent quarters as of December 31, 2009 and March 31, 2010 must be at least 2.0 to 1, and thereafter must be at least 2.5 to 1. Our interest coverage ratio for the last twelve-month period ended December 31, 2009 was 3.2 to 1. The Senior Credit Facility also requires us to maintain a net leverage ratio for the quarters ending through September 30, 2010 not greater than 4.5 to 1, for the quarters ending December 31, 2010 through March 31, 2011 not greater than 4.25 to 1, and thereafter not greater than 4.0 to 1. Our net leverage ratio as of December 31, 2009 was 0.7 to 1. Finally, our Senior Credit Facility requires that we maintain $10.0 million in liquidity in the form of either unused capacity under our Senior Credit Facility or cash maintained in a deposit account through the date our Mandatorily Redeemable Preferred Stock is redeemed. As of December 31, 2009, we maintained at least $10.0 million in unused capacity under our Senior Credit Facility. As of December 31, 2009, we were in compliance with all covenant requirements in connection with our Senior Credit Facility.

Mandatorily Redeemable Preferred Stock
As of December 31, 2009, we had $10.1 million in mandatorily redeemable Series A preferred stock outstanding, which is held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC. We are required to satisfy all dividend obligations related to our Series A preferred stock in cash at a rate of 6% per annum until it matures in October 2010 or until it is redeemed. Our Series A preferred stock is redeemable at our option at 100% or 101% of the stated value per share (depending upon certain conditions) at anytime prior to maturity. We anticipate funding the maturity of our preferred stock with either cash on hand or borrowings under our Senior Credit Facility.
Access to Capital Markets
On October 5, 2009, our universal shelf registration statement covering the sale of $300 million of our common stock, preferred stock, depositary shares, warrants, rights, units and debt securities, or any combination of these securities became effective. Following our October 2009 equity offering and the exercise by the underwriters of a portion of their over-allotment in November 2009, we have approximately $123 million remaining under the shelf registration statement. This shelf registration statement expires in October 2012. Our ability to raise additional capital using our shelf registration statement may be limited due to overall conditions of the stock market or the oil and natural gas industry.
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.
Analysis of Changes In Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during 2009, 2008 and 2007.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(In thousands)
Net income	$(122,992)	24%	$(162,247)	NM	$10,210
Non-cash charges	159,132	(35%)	245,545	199%	82,004
Changes in working capital and other items	15,610	NM	(13,668)	674%	(1,765)

Cash flows provided by operating activities	$51,750	(26%)	$69,630	(23%)	$90,449
Cash flows used by investing activities	(164,620)	(8%)	(179,866)	82%	(99,093)
Cash flows provided (used) by financing activities	113,608	(17%)	136,416	649%	18,207

Net increase (decrease) in cash and cash equivalents	$738	(97%)	$26,180	174%	$9,563

Analysis of net cash provided by operating activities
Net cash provided by operating activities for 2009 was $17.9 million lower than 2008. The following are the primary reasons for the decrease:
•	A 42% decrease in sales prices of crude oil and natural gas decreased operating cash flow by $58.5 million.
•	Higher lease operating costs decreased operating cash flow by $2.3 million.

•	The change in working capital increased operating cash flow by $29.3 million.
•	Higher realized hedge settlements increased operating cash flow by $13.0 million.
•	Higher crude oil volumes partially offset by lower natural gas volumes decreased revenue by $1.6 million.
Net cash provided by operating activities for 2008 was $20.8 million lower than 2007. The following are the primary reasons for the decrease:
•	A 23% decrease in production volumes decreased operating cash flow by $20.4 million.
•	Lower levels of hedge settlements decreased operating cash flow by $7.8 million.
•	Higher lease operating costs, production taxes and general & administrative expense decreased operating cash flow by $4.8 million.
•	The change in working capital reduced operating cash flow by $11.9 million.
•	These decreases in operating cash flow were partially offset by a 36% increase in prices, which increased operating cash flow by $25.0 million.
Working Capital
Working capital is the amount by which current assets exceed current liabilities. Typically, we report a working capital deficit at the end of a period. However, at the end of 2009, as a result of our May and October 2009 equity offerings we had both cash on hand and short term investments recorded on our balance sheet. This resulted in a working capital surplus at the end of 2009. At year-end 2008, we also had a working capital surplus as we had fully drawn our credit facility and placed the associated cash on deposit. Our 2007 working capital deficit was the result of accounts payable related to lease operating expenses, exploration and development costs, royalties payable and gas imbalances payable. Settlement of these payables is typically funded by cash flows from operations or, if necessary, by additional borrowing under our Senior Credit Facility.
Our working capital surplus at December 31, 2009 and December 31, 2008 was $90.7 million and $30.3 million, respectively, while we had a working capital deficit of $9.2 million at December 31, 2007. Our working capital surplus at December 31, 2009, included a current asset of $80.1 million related to short term investments.
Analysis of changes in cash flows used by investing activities
Net cash used by investing activities decreased by $15.2 million from 2008 to 2009. The primary drivers for the decrease were a $78.0 million decrease in our drilling capital expenditures and a $34.0 million decrease in our land and seismic capital expenditures. These decreases were offset by a $80.1 million increase in cash used associated with our increased level of short term investments and a $9.2 million increase in cash used associated with the change in our accrued drilling costs.
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

The following is a detailed breakout of our net cash used in investing activities for 2009, 2008 and 2007 in thousands.

	2009	% Change	2008	% Change	2007
Capital expenditures for oil and natural gas activities:
Drilling	$58,209	(57%)	$136,248	41%	$96,833
Land and seismic	1,761	(95%)	35,796	104%	17,527
Capitalized cost	12,432	(3%)	12,852	10%	11,631
Capitalized asset retirement obligation	327	(21%)	412	27%	325

Total	$72,729	(61%)	$185,308	47%	$126,316

Reconciling Items:
Granite Wash proceeds & ARO reduction	$—	NM	$—	100%	$(36,050)
Short term investments	80,093	NM	—	NM	—
Other property and equipment	1,642	249%	470	24%	378
Change in accrued drilling costs	4,270	NM	(4,927)	NM	8,469
Change in inventory	7,881	NM	—	NM	—
Other	(1,995)	103%	(985)	4825%	(20)

Total Reconciling Items	91,891	NM	(5,442)	(80%)	(27,223)

Net cash used in investing activities	$164,620	(8%)	$179,866	82%	$99,093

Analysis of changes in cash flows from financing activities
Over the three year period ended December 31, 2009, we have entered into various financing transactions with the intent of increasing our liquidity so that we could fund our capital expenditures for the exploration and development of oil and natural gas properties.
Our net cash provided by financing activities in 2009 was $22.8 million lower than in 2008. In 2009, we raised $261.7 million in net proceeds from the sale of common stock and repaid the $145.0 million outstanding under our Senior Credit Facility thereby generating net cash provided by financing activities of $113.6 million. In 2008, we generated $135 million in financing proceeds via borrowings under our Senior Credit Facility.
Net cash provided by financing activities in 2008 was $118.2 million higher than that in 2007. The majority of the increase was due to increased borrowings under our Senior Credit Facility.
Common Stock Transactions
Our net proceeds from the sale of common stock and employee stock option exercises were $260.9 million higher in 2009 than they were in 2008 due to our May and October 2009 equity offerings. This compares to net proceeds that were $1.6 million higher in 2008 than in 2007.
The following is a list of common stock transactions that occurred in 2009, 2008 and 2007.

	Shares Issued	Net Proceeds
		(in thousands)
2009 common stock transactions:
May 2009 common stock offering	36,292,117	$93,407
October 2009 common stock offering	16,837,523	$168,318
Exercise of employee stock options	256,314	$1,219
2008 common stock transactions:
Exercise of employee stock options	385,715	$2,066
2007 common stock transactions:
Exercise of employee stock options	123,500	$472

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
The estimates of our proved oil and natural gas reserves used in the preparation of our consolidated financial statements were prepared by Cawley, Gillespie & Associates, Inc., our registered independent petroleum consultants, and were prepared in accordance with the rules promulgated by the SEC.
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

Capitalized amounts except unevaluated costs are depleted using the units of production method. The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes. Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods. For the quarter ended December 31, 2009, our average depletion expense per unit of production was $18.54 per Boe. A 10% decrease in our estimated net proved reserves at December 31, 2009 would result in a $2.03 per Boe increase in our per unit depletion expense and a $0.9 million decrease in our pre-tax net income.
To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity. Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Based on oil and gas prices in effect on March 31, 2009 ($3.63 per MMBtu for Henry Hub gas and $49.65 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of our oil and gas properties exceeded the ceiling limit and we recorded a $114.8 million ($71.9 million after tax) impairment to our oil and gas properties. Also, at December 31, 2008, the unamortized cost of our oil and gas properties exceeded the ceiling limit based on oil and gas prices in effect ($5.71 per MMBtu for Henry Hub gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials). Therefore, we recorded a $237.2 million ($148.6 million after tax) impairment to our oil and gas properties at December 31, 2008. No assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly. See “Item 1A. Risk Factors — Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts,” “Item 1A. Risk Factors — We need to replace our reserves at a faster rate than companies whose reserves have longer production lives. Our failure to replace our reserves would result in decreasing reserves and production over time” and “Item 1A. Risk Factors — Lower oil and natural gas prices may cause us to record ceiling limitation writedowns, which would reduce our stockholders’ equity.” Additionally, the modernization of SEC oil and gas reporting rules eliminated the ability to use subsequent pricing in assessing the need for a ceiling limitation writedown. This could cause us to record a ceiling limitation writedown that would not be required if subsequent pricing were used.
Asset Retirement Obligations
We have significant obligations to plug and abandon our oil and natural gas wells and related equipment. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. The related asset value is increased by the same amount. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation. See “- Oil and Natural Gas Property.” Additionally, increases in the discounted asset retirement liability resulting from the passage of time are reported as accretion of discount on asset retirement obligations expense on our Consolidated Statement of Operations.

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
Income Taxes
Deferred tax assets are recognized for temporary differences in financial statement and tax basis amounts that will result in deductible amounts and carry-forwards in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using enacted tax law and tax rate(s) for the year in which we expect the temporary differences to be deducted or settled. The effect of a change in tax law or rates on the valuation of deferred tax assets and liabilities is recognized in income in the period of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant future taxable income would be required to realize this net tax asset.
Estimating the amount of the valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that would trigger limits on use of net operating losses under Internal Revenue Code Section 382.
We have a significant deferred tax asset associated with net operating loss carryforwards (NOLs). It is more likely than not that we will not use all of these NOLs to offset current tax liabilities in future years. We have, therefore, established a valuation allowance on the portion of the NOLs that may expire unused based on estimates of the reversal of our temporary differences. Our NOLs are more fully described in “Item 8. Financial Statements and Supplementary Data — Note 8. Income Taxes.”
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

In the past, we similarly use derivative contracts to manage our risks associated with interest rate fluctuations on long-term debt.
All derivatives are accounted for in accordance with FASB ASC 815 and carried at fair value on the balance sheet. We utilize the mark-to-market methodology to account for our hedges. Mark-to-market accounting requires that both derivative settlements and unrealized gains (losses) are recorded on the consolidated statement of operations. We elected to include all derivative settlement and unrealized gains (losses) within revenues.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820), which provides expanded guidance for using fair value to measure assets and liabilities. FASB ASC 820 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of FASB ASC 820 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB Staff deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of FASB ASC 820 on January 1, 2010 did not have a material impact on the financial statements.
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption was not permitted. Financial Accounting Standards Board Accounting Standards Codification Topic 932 “Extractive Activities — Oil and Gas” (FASB ASC 932) provides guidance for oil and natural gas reserve related disclosures in the financial statements. Adoption of the new requirements did not have a material impact on Brigham’s financial statements.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will apply with respect to interim or annual reporting periods ending after June 15, 2009. See Note 16 “Subsequent Events.”
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
The prices we receive for our oil production are based on global market conditions. Our average pre-hedged sales price for oil in 2009 was $54.79 per barrel, which was 38% lower than the prices we received in 2008. Significant factors that will impact 2010 oil prices include the pace at which the domestic and global economies recover from the current recession, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas and developments in the Middle East Countries.
Natural gas prices are primarily driven by North American market forces. However, global LNG shipments can impact North American markets to the extent cargoes are diverted from Asia or Europe to North America. Factors that can affect the price of natural gas are changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Over the past three years, natural gas prices have been volatile. Our average pre-hedged sales price for natural gas in 2009 was $4.01 per Mcf, which was 56% lower than the price we received in 2008. Natural gas prices in 2010 will be dependent upon many factors including the balance between North American supply and demand.
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
Fair Value of Derivative Contracts
We use the mark-to-market accounting methodology to account for our hedges. At the end of each quarter, our derivatives are marked-to-market to reflect the current fair value and both derivative settlements and unrealized gains (losses) are recorded on the consolidated statement of operations. We include all derivative settlement and unrealized gains (losses) within revenue.

The fair values of our derivative contracts are determined based on counterparties’ estimates and valuation models. We did not change our valuation methodology during the year ended December 31, 2009. The following table reconciles the changes that occurred in the fair values of our open derivative contracts during 2009.

Fair Value of
Undesignated
Derivative
Contracts
Estimated fair value of open contracts at December 31, 2008	$5,337

Changes in fair values of derivative contracts:
Natural gas collars	$4,149
Oil collars	(3,216)
Settlements of derivative contracts that were open at December 31, 2008:
Natural gas collars	$(7,118)
Oil collars	(1,127)

Estimated fair value of open contracts at December 31, 2009	$(1,975)

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
During 2009, we were party to natural gas costless collars, natural gas three-way costless collars, natural gas swaps, oil costless collars and oil swaps. See “Item 8. Financial Statements and Supplementary Data — Note 11 Derivative Instruments and Hedging Activities” for additional information regarding our derivative contracts.
We use costless collars to establish floor (purchased put option) and ceiling prices (written call option) on our anticipated future oil and natural gas production. We neither receive nor pay net premiums when we enter into these option arrangements. These contracts are settled monthly. When the settlement price for a period is above the ceiling price (written call option), we pay our counterparty. When the settlement price for a period is below the floor price (purchased put option), our counterparty is required to pay us. All hedges are accounted for using mark-to-market accounting.
A three-way costless collar consists of a costless collar (purchased put option and written call option) plus a put (written put) sold by us with a price below the floor price (purchased put option) of the costless collar. We neither receive nor pay net premiums when we enter into these option arrangements. These contracts are settled monthly. The written put requires us to make a payment to our counterparty if the settlement price for a period is below the written put price. Combining the costless collar (purchased put option and written call option) with the written put results in us being entitled to a net payment equal to the difference between the floor price (purchased put option) of the costless collar and the written put price if the settlement price is equal to or less than the written put price. If the settlement price is greater than the written put price, the result is the same as it would have been with a costless collar. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while offsetting the associated cost with the sale of the written put. All hedges are accounted for using mark-to-market accounting.
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

The following table reflects our open derivative contracts at December 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
01/01/10 – 03/31/10	210,000	$5.75	$7.05
04/01/10 – 09/30/10	420,000	$5.75	$7.30
10/01/10 – 03/31/11	240,000	$6.50	$8.25
04/01/10 – 09/30/10	240,000	$5.75	$7.00
01/01/10 – 12/31/10	840,000	$5.15	$7.00
04/01/10 – 09/30/10	300,000	$5.50	$6.65
10/01/10 – 03/31/11	420,000	$6.40	$7.80
01/01/11 – 12/31/11	360,000	$5.75	$7.65

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMbtu)	(Nymex)	(Nymex)	(Nymex)
Natural Gas Three Way Costless Collars
01/01/10 – 03/31/10	210,000	$8.00	$10.00	$5.50
01/01/10 – 03/31/10	180,000	$5.75	$7.00	$3.50

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
01/01/10 – 12/31/10	120,000	$48.70	$80.00
01/01/10 – 05/31/10	50,000	$57.50	$75.95
06/01/10 – 12/31/10	56,000	$57.50	$82.15
01/01/10 – 12/31/10	54,000	$60.00	$86.50
01/01/11 – 12/31/11	84,000	$65.00	$88.25
01/01/10 – 03/31/10	6,000	$65.00	$87.50
07/01/10 – 09/30/10	6,000	$70.00	$87.25
10/01/10 – 12/31/10	3,000	$70.00	$88.50
01/01/10 – 03/31/10	9,000	$60.00	$91.75
04/01/10 – 09/30/10	18,000	$60.00	$91.40
01/01/10 – 12/31/10	60,000	$60.00	$88.80
01/01/11 – 12/31/11	60,000	$60.00	$97.25
01/01/10 – 06/30/10	30,000	$60.00	$103.75
01/01/11 – 12/31/11	60,000	$65.00	$108.00
01/01/11 – 06/30/11	18,000	$65.00	$97.50
01/01/10 – 12/31/10	36,000	$60.00	$96.00
01/01/10 – 12/31/10	24,000	$60.00	$100.00

The following table reflects commodity derivative contracts entered into subsequent to December 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
01/01/11 – 12/31/11	480,000	$5.75	$7.40

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Oil Costless Collars
07/01/10 – 12/31/10	12,000	$65.00	$107.70
01/01/11 – 12/31/11	48,000	$70.00	$106.80
03/01/10 – 12/31/10	40,000	$70.00	$101.75
03/01/10 – 08/31/10	18,000	$70.00	$99.00
01/01/11 – 12/31/11	48,000	$75.00	$102.60
07/01/11 – 12/31/11	12,000	$75.00	$103.00
04/01/10 – 06/30/10	30,000	$65.00	$89.90
07/01/10 – 12/31/10	30,000	$65.00	$94.25
01/01/11 – 06/30/11	24,000	$70.00	$92.50
07/01/11 – 09/30/11	9,000	$70.00	$95.00
10/01/11 – 12/31/11	6,000	$70.00	$96.35
01/01/11 – 02/28/11	10,000	$70.00	$92.00
Interest Rate Risk
At December 31, 2009, we had $169.1 million of short term and long term debt, all of which was fixed rate debt. Our fixed rate long term debt consists of our $159.0 million in Senior Notes. Our fixed rate short term debt consists of $10.1 million in Series A preferred stock.
The interest rate that we pay on amounts borrowed under our Senior Credit Facility is derived from the Eurodollar rate and a margin that is applied to the Eurodollar rate. This calculation was performed using the one month Eurodollar rate on December 31, 2009, which was 0.32%. The margin that we pay is based upon the percentage of our available borrowing base that we utilize at the beginning of the quarter. At December 31, 2009, the borrowing base for our Senior Credit Facility was $110 million. Since we had no outstanding balance under our Senior Credit Facility at December 31, 2009, we were utilizing 0% of our available borrowing base. At this level of utilization, our Senior Credit Facility requires us to pay a margin of 2.50%. Our all-in interest rate that we would be required to pay on the amounts borrowed under our Senior Credit Facility would be 2.82%. A 10% increase in the Eurodollar rate would equal approximately 3 basis points. Such an increase in the Eurodollar rate would change our annual interest expense by approximately $33,000, assuming borrowed amounts under our Senior Credit Facility remained constant at $110 million.
We are required to pay the dividends on our Series A preferred stock in cash at a rate of 6% per annum. The fair value of the Series A mandatorily redeemable preferred stock at December 31, 2009 was approximately $10.1 million.

Item 8.	Financial Statements and Supplementary Data
Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2009, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure..
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to Brigham’s executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which sets forth certain information with respect to our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2009.
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
Boe. A barrel of oil equivalent is approximately six thousand cubic feet of typical natural gas.
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
Hydraulic fracturing. A stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open. The wings of the fracture extend away from the wellbore in opposing directions according to the natural stresses within the formation.
IP Rate. Initial Production Rate. The peak 24 hour production rate of a well, usually achieved within the first few days after being brought on line to production.
Lease Operating Expenses. The expenses, usually recurring, which pay for operating the wells and equipment on a producing lease.
MBbl. One thousand barrels of oil or other liquid hydrocarbons.
MBoe. One thousand barrels of oil equivalent.
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
Spud. Start (or restart) drilling a new well.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of February 26, 2010.

BRIGHAM EXPLORATION COMPANY
By /s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacity indicated have signed this report below as of February 26, 2010.

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
We have audited the accompanying consolidated balance sheets of Brigham Exploration Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brigham Exploration Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brigham Exploration Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Dallas, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Brigham Exploration Company:
We have audited Brigham Exploration Company’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Brigham Exploration Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brigham Exploration Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Dallas, Texas
February 26, 2010

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,781	$40,043
Restricted cash	—	555
Accounts receivable	21,194	24,558
Short term investments	80,093	—
Derivative assets	1,152	5,140
Inventory	14,087	6,070
Other current assets	1,132	2,154

Total current assets	158,439	78,520

Oil and natural gas properties, using the full cost method of accounting
Proved	619,920	632,275
Unproved	76,309	106,006
Accumulated depletion	(365,496)	(333,442)

	330,733	404,839

Other property and equipment, net	3,025	1,873
Deferred loan fees	5,213	3,122
Other noncurrent assets	846	702

Total assets	$498,256	$489,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,251	$14,297
Royalties payable	8,268	6,859
Accrued drilling costs	15,498	19,768
Participant advances received	6,949	2,226
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at December 31, 2009	10,101	—
Other current liabilities	7,706	5,065

Total current liabilities	67,773	48,215

Senior Notes	158,968	158,730
Senior credit facility	—	145,000
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at December 31, 2008	—	10,101
Deferred income taxes	—	149
Other noncurrent liabilities	7,232	5,592
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 99,593,075 and 45,829,277 shares issued and 99,351,825 and 45,686,295 shares outstanding at December 31, 2009 and 2008, respectively	996	458
Additional paid-in capital	479,077	212,473
Treasury stock, at cost; 241,250 and 142,982 shares at December 31, 2009 and 2008, respectively	(2,133)	(1,202)
Accumulated other comprehensive income (loss)	(205)	—
Retained earnings (deficit)	(213,452)	(90,460)

Total stockholders’ equity	264,283	121,269

Total liabilities and stockholders’ equity	$498,256	$489,056

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Oil and natural gas sales	$68,192	$125,108	$120,557
Gain (loss) on derivatives, net	2,064	2,548	(1,664)
Other revenue	88	132	88

	70,344	127,788	118,981

Costs and expenses:
Lease operating	14,655	12,363	10,704
Production taxes	5,098	5,374	2,541
General and administrative	9,243	9,557	9,276
Depletion of oil and natural gas properties	32,054	53,498	59,079
Impairment of oil and natural gas properties	114,781	237,180	6,505
Depreciation and amortization	812	629	613
Accretion of discount on asset retirement obligations	421	361	379
Loss on inventory valuation	2,196	—	—

	179,260	318,962	89,097

Operating income (loss)	(108,916)	(191,174)	29,884

Other income (expense):
Interest income	578	191	654
Interest expense, net	(16,431)	(14,495)	(14,622)
Other income (expense)	1,544	530	1,022

	(14,309)	(13,774)	(12,946)

Income (loss) before income taxes	(123,225)	(204,948)	16,938
Income tax benefit (expense):
Current	—	—	—
Deferred	233	42,701	(6,728)

	233	42,701	(6,728)

Net Income (loss)	$(122,992)	$(162,247)	$10,210

Net income (loss) per share available to common stockholders:
Basic	$(1.74)	$(3.57)	$0.23

Diluted	$(1.74)	$(3.57)	$0.22

Weighted average common shares outstanding:
Basic	70,569	45,441	45,110
Diluted	70,569	45,441	45,531
The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other	Retained
			Additional		Comprehensive	Earnings	Total
	Common Stock		Paid In	Treasury	Income	(Accumulated	Stockholders’
	Shares	Amounts	Capital	Stock	(Loss)	Deficit)	Equity
Balance, December 31, 2006	45,090	$451	$203,643	$(662)	$1,006	$61,577	$266,015
Comprehensive income (loss):
Net income	—	—	—	—	—	10,210	10,210
Tax provisions related to cash flow hedges	—	—	—	—	480	—	480
Net (gains) losses included in net income	—	—	—	—	(1,371)	—	(1,371)

Comprehensive income							9,319
Issuance of common stock	—	—	—	—	—	—	—
Vesting of restricted stock	90	1	(1)	—	—	—	—
Exercise of employee stock options	124	1	441	—	—	—	442
Repurchases of common stock	—	—	—	(192)	—	—	(192)
Vesting of share-based payments	—	—	3,443	—	—	—	3,443

Balance, December 31, 2007	45,304	$453	$207,526	$(854)	$115	$71,787	$279,027
Comprehensive income (loss):
Net income	—	—	—	—	—	(162,247)	(162,247)
Tax provisions related to cash flow hedges	—	—	—	—	61	—	61
Net (gains) losses included in net income	—	—	—	—	(176)	—	(176)

Comprehensive income							(162,362)
Issuance of common stock	—	—	—	—	—	—	—
Vesting of restricted stock	139	1	(1)	—	—	—	—
Exercise of employee stock options	386	4	2,062	—	—	—	2,066
Repurchases of common stock	—	—	—	(348)	—	—	(348)
Vesting of share-based payments	—	—	2,886	—	—	—	2,886

Balance, December 31, 2008	45,829	$458	$212,473	$(1,202)	$—	$(90,460)	$121,269
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(122,992)	(122,992)
Unrealized gains (loss) on investments	—	—	—	—	(205)	—	(205)
Tax benefits (provisions)	—	—	—	—	—	—	—

Comprehensive income (loss)							(123,197)
Issuance of common stock	53,130	532	261,193	—	—	—	261,725
Vesting of restricted stock	378	4	(4)	—	—	—	—
Exercise of employee stock options	256	2	1,217	—	—	—	1,219
Repurchases of common stock	—	—	—	(931)	—	—	(931)
Vesting of share-based payments	—	—	4,198	—	—	—	4,198

Balance, December 31, 2009	99,593	$996	$479,077	$(2,133)	$(205)	$(213,452)	$264,283

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(122,992)	$(162,247)	$10,210
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depletion of oil and natural gas properties	32,054	53,498	59,079
Impairment of oil and natural gas properties	114,781	237,180	6,505
Depreciation and amortization	812	629	613
Stock based compensation	2,278	1,592	1,905
Write-off of deferred loan costs	—	—	—
Amortization of discount and deferred loan fees	1,635	1,105	968
Accretion of discount on asset retirement obligations	421	361	379
Market value adjustment for derivative instruments	7,313	(6,140)	5,831
Deferred income taxes	(233)	(42,701)	6,728
Provision for doubtful accounts	(19)	17	—
Other noncash items	90	4	(4)
Changes in working capital and other items:
Accounts receivable	3,383	(9,966)	3,743
Other current assets	803	(6,521)	1,183
Accounts and royalties payable	6,363	2,877	(6,197)
Other current liabilities	4,964	500	(890)
Noncurrent assets	114	(330)	514
Noncurrent liabilities	(17)	(228)	(118)

Net cash provided by operating activities	51,750	69,630	90,449

Cash flows from investing activities:
Additions to oil and natural gas properties	(74,668)	(178,637)	(132,932)
Proceeds from sale of oil and natural gas properties	—	—	35,446
Changes in inventory	(7,881)	—	—
Additions to other property and equipment	(2,054)	(1,472)	(707)
Short term investments	(80,298)	—	—
(Increase) decrease in drilling advances paid	(274)	798	(900)
Changes to restricted cash	555	(555)	—

Net cash used by investing activities	(164,620)	(179,866)	(99,093)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	261,725	—	—
Proceeds from exercise of employee stock options	1,219	2,066	472
Proceeds from Senior Notes offering	—	—	34,825
Repurchases of common stock	(931)	(348)	(192)
Increase in senior credit facility	—	139,500	58,800
Repayment of senior credit facility	(145,000)	(4,500)	(74,700)
Principal payments on senior subordinated notes	—	—	—
Deferred loan fees paid and equity costs	(3,405)	(302)	(998)

Net cash provided (used) by financing activities	113,608	136,416	18,207

Net increase (decrease) in cash and cash equivalents	738	26,180	9,563
Cash and cash equivalents, beginning of year	40,043	13,863	4,300

Cash and cash equivalents, end of year	$40,781	$40,043	$13,863

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
Reclassifications
Certain reclassifications have been made to prior years’ reported amounts in order to conform with the current year presentation. These reclassifications did not impact our net income, stockholders’ equity or cash flows.
Principles of Consolidation
The accompanying financial statements include the accounts of Brigham and its wholly owned subsidiaries, and its proportionate share of assets, liabilities and income and expenses of the limited partnerships in which Brigham, or any of its subsidiaries has a participating interest. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
Brigham considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Restricted cash at December 31, 2008 includes deposits in an interest bearing escrow account under the terms of a turnkey drilling contract executed during the third quarter of 2008. There was no restricted cash at December 31, 2009.
Investments
Investments consist primarily of certificates of deposit, corporate debt, and government securities, all of which are classified as “available-for-sale” and stated at fair value. Accordingly, unrealized gains and losses and any related deferred income tax effects are excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains or losses are computed based on specific identification of the securities sold.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory
Inventory, which is included in current assets, includes tubular goods and other lease and well equipment which we plan to utilize in our ongoing exploration and development activities. Inventory also includes 16,475 barrels of crude oil that was produced in the Williston Basin during operations but not yet sold at December 31, 2009. Inventories are carried at the lower of cost or market using the specific identification method. Crude oil was valued at Brigham's estimated production cost of $136,000 at December 31, 2009.
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
Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board Accounting Standards Codification Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. The estimated future net cash flows for at December 31, 2008 were determined using prices at the end of the year. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. Brigham elected to use subsequent pricing for this purpose during 2007 and 2008. Under new rules issued by the Securities and Exchange Commission, the estimated future net cash flows for at December 31, 2009 were determined using a 12-month average price. The average is calculated using the first day of the month price for each of the 12 months that make up the reporting period. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2009, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.
Other property and equipment, which primarily consists of 3-D seismic interpretation workstations, is depreciated on a straight-line basis over the estimated useful lives of the assets after considering salvage value. Estimated useful lives are as follows:

Furniture and fixtures	10 years
Machinery and equipment	5 years
3-D seismic interpretation workstations and software	3 years
Pipeyard equipment	7 years
Pipeyard improvements	15 years
Rental equipment	3 - 5 years
Land	—
Betterments and major improvements that extend the useful lives are capitalized while expenditures for repairs and maintenance of a minor nature are expensed as incurred.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Revenue Recognition
Brigham recognizes revenues from the sale of crude oil using the sales method of accounting. Under this method, Brigham recognizes revenues when oil is delivered and title transfers.
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
Derivative Instruments and Hedging Activities
Brigham accounts for its derivative activities under Financial Accounting Standards Board Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC 815). FASB ASC 815 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Brigham uses derivative instruments to manage market risks resulting from fluctuations in the prices of crude oil and natural gas. Brigham periodically enters into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes. The notional amounts of these financial instruments are based on expected production from existing wells.
At the inception of a derivative contract, Brigham historically designated the derivative as a cash flow hedge. Derivatives were recorded on the balance sheet at fair value and changes in the fair value of derivatives were recorded each period in net income or other comprehensive income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, depending on the type of hedge transaction. On October 1, 2006, Brigham de-designated all derivates that were previously classified as cash flow hedges and, in addition, Brigham elected not to designate any additional derivative contracts as accounting hedges under FASB ASC Topic 815. As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations rather than as a component of other comprehensive income or other income (expense).
Other Comprehensive Income (Loss)
Brigham follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 220 “Comprehensive Income” (FASB ASC 220)”, which establishes standards for reporting comprehensive income. In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of Brigham.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reflects the components of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balance, beginning of year	$—	$115	$1,006
Unrealized (gains) losses on investments	(205)	—	—
Tax benefits (provisions) related to cash flow hedges	—	61	480
Net (gains) losses included in earnings	—	(176)	(1,371)

Balance, end of year	$(205)	$—	$115

Stock Based Compensation
Brigham applies Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation — Stock Compensation” (FASB ASC 718) to account for stock based compensation. See Note 13, “Stock Based Compensation,” for a full discussion of our stock-based compensation.
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
Mandatorily Redeemable Preferred Stock
The Series A Preferred Stock is presented in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity” (FASB ASC 480). FASB ASC 480 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). FASB ASC 480 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820), which provides expanded guidance for using fair value to measure assets and liabilities. FASB ASC 820 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of FASB ASC 820 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB Staff deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of FASB ASC 820 on January 1, 2009 did not have a material impact on the financial statements.
On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption was not permitted. Financial Accounting Standards Board Accounting Standards Codification Topic 932 “Extractive Activities — Oil and Gas” (FASB ASC 932) provides guidance for oil and natural gas reserve related disclosures in the financial statements. Adoption of the new requirements did not have a material impact on Brigham’s financial statements.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 will apply with respect to interim or annual reporting periods ending after June 15, 2009. See Note 16 “Subsequent Events.”
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
3. Property and Equipment
Property and equipment, at cost, are summarized as follows (in thousands):

	December 31,
	2009	2008
Oil and natural gas properties	$696,229	$738,281
Accumulated depletion	(365,496)	(333,442)

	330,733	404,839

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
Other property and equipment:
3-D seismic interpretation workstations and software	1,619	1,585
Office furniture and equipment	3,307	3,438
Pipeyard equipment	832	546
Rental equipment	1,739	—
Land	409	408
Accumulated depreciation	(4,881)	(4,104)

	3,025	1,873

	$333,758	$406,712

Depletion expense is based on units-of-production. Production volumes used to determine depletion expense were 1,796 MBoe, 1,910 MBoe, and 2,496 MBoe for 2009, 2008, and 2007 respectively. The depletion rate used to calculate depletion expense was $17.88, $28.02, and $23.64 for 2009, 2008, and 2007, respectively.
Brigham capitalizes certain payroll and other internal costs directly attributable to acquisition, exploration and development activities as part of its investment in oil and natural gas properties over the periods benefited by these activities. Capitalized costs do not include any costs related to production, general corporate overhead, or similar activities. Capitalized costs are summarized as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Capitalized certain payroll and other internal costs	$7,718	$7,994	$8,164
Capitalized interest costs	4,713	4,761	3,467

	$12,431	$12,755	$11,631

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
Based on oil and gas prices in effect at the end of December 2008 ($5.710 per MMBtu for Henry Hub natural gas and $44.60 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $148.6 million, net of tax. As a result, Brigham was required to record a writedown of the net capitalized costs of its oil and gas properties in the amount of $237.2 million at December 31, 2008.
Based on oil and gas prices in effect at the end of March 2009 ($3.63 per MMBtu for Henry Hub gas and $49.65 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties exceeded the ceiling limit by $71.9 million, net of tax. As a result, Brigham was required to record a writedown of the net capitalized costs of its oil and gas properties in the amount of $114.8 million at March 31, 2009. Based on average oil and gas prices for the year ended December 31, 2009 ($3.87 per MMBtu for Henry Hub natural gas and $61.18 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at December 31, 2009.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Common Stock
In May 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 36,292,117 shares of its common stock at a price of $2.75 and received net proceeds of $93.4 million after underwriting fees and offering expenses.
In October 2009, the stockholders approved an amendment to Brigham’s Certificate of Incorporation to increase the number of shares of common stock which Brigham is authorized to issue from 90 million shares to 180 million shares. The amendment to the Certificate of Incorporation became effective on October 7, 2009. Additionally, stockholders approved an amendment to the 1997 Incentive Plan that increased the number of shares of common stock available for issuance under the 1997 Incentive Plan to the lesser of (i) 9,966,603 or (ii) 12% of the total number of shares of common stock outstanding at any time.
In October 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 16,000,000 shares of its common stock at a price of $10.50 and received net proceeds of $159.9 million after underwriting fees and offering expenses.
In November 2009, the Underwriters elected to exercise a portion of the over-allotment option associated with the October 2009 equity offering. This resulted in the issuance of 837,523 additional shares of common stock and Brigham received net proceeds of $8.4 million after underwriting fees and offering expenses.
5. Senior Credit Facility, Senior Notes, and Senior Subordinated Notes
The following table reflects the outstanding balances of the senior credit facility and senior notes for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Senior Credit Facility	$—	$145,000
Senior Notes	160,000	160,000
Discount on Senior Notes	(1,032)	(1,270)

Total Debt	$158,968	$303,730
Less: Current Maturities	—	—

Total Long-Term Debt	$158,968	$303,730

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Credit Facility
In November 2008, in conjunction with Brigham’s regularly scheduled semi-annual redetermination, the borrowing base was reset to $145 million. In May 2009, in conjunction with Brigham’s regularly scheduled semi-annual redetermination, the borrowing base was reset to $110 million. Brigham used proceeds from the May stock offering to repay $35 million of outstanding borrowings under its Senior Credit Facility. On July 24, 2009, Brigham amended and restated the Senior Credit Facility to extend the maturity of the agreement from June 2010 to July 2012. During October 2009, Brigham used a portion of the proceeds from the October stock offering to repay borrowings under the Senior Credit Facility of $110 million.
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly (2.5% at December 31, 2009). The applicable interest rate margin varies from 1.5% to 2.5% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.5% to 3.5% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at December 31, 2009). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among others restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1. The Senior Credit Facility also requires Brigham to maintain an interest coverage ratio for the quarters ending December 31, 2009 and March 31, 2010 of at least 2.0 to 1, and thereafter must be at least 2.5 to 1. The Senior Credit Facility also requires Brigham to maintain a net leverage ratio for the quarters ending December 31, 2009 through September 30, 2010 not greater than 4.5 to 1, for the quarters ending December 31, 2010 and March 31, 2011 not greater than 4.25 to 1, and thereafter not greater than 4.0 to 1. At December 31, 2009, Brigham was in compliance with all covenants under the Senior Credit Facility.
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. To issue new debt, the indenture requires Brigham to maintain a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At December 31, 2009, Brigham was in compliance with all covenants under the indenture.
6. Preferred Stock
Series A Mandatorily Redeemable Preferred Stock
The following table reflects the outstanding shares of Series A mandatorily redeemable preferred stock and the activity related thereto for the years ended December 31, 2009 and 2008 (in thousands, except share amounts):

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	Shares	Amounts	Shares	Amounts
Balance, beginning of year	505,051	$10,101	505,051	$10,101

Balance, end of year	505,051	$10,101	505,051	$10,101

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2009	2008
Beginning asset retirement obligations	$5,592	$5,047
Liabilities incurred for new wells placed on production	327	412
Liabilities settled	(17)	(228)
Revisions to estimates due to sale of oil and gas properties	—	—
Accretion of discount on asset retirement obligations	421	361

	$6,323	$5,592

8. Income Taxes
Brigham utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 “Income Taxes” (FASB ASC 740). Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under FASB ASC 740, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2009, Brigham’s deferred tax asset relating to oil and gas properties was increased primarily due to Brigham’s ceiling test writedown in the first quarter of 2009. After testing to determine if the deferred tax assets would meet the more likely than not criteria, Brigham increased its federal valuation allowance to $77.1 million and its state valuation allowance to $5.9 million.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total provision for income taxes consists of the following (dollar amounts are in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income taxes	$—	$—	$—
Deferred income taxes (benefits):
Federal	(43,029)	(71,445)	5,827
State	(1,141)	(5,745)	901
Valuation allowances	43,937	34,489	—

	$(233)	$(42,701)	$6,728

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to net income before taxes. The sources of the tax effects of the differences are as follows (dollar amounts are in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax (benefit) at statutory rate	$(43,129)	$(71,732)	$5,929
Add the effect of:
Nondeductible expenses, net of tax exempt income	1	6	6
Preferred stock dividends	212	212	212
Incentive stock options not exercised	26	47	34
State income taxes (benefits), net of federal deduction	(741)	(3,734)	586
State valuation allowance, net of federal deduction	644	2,455	—
Federal valuation allowance	42,719	30,002	(61)
Other	35	43	22

	$(233)	$(42,701)	$6,728

The components of deferred income tax assets and liabilities are as follows (dollar amounts are in thousands):

	December 31,
	2009	2008
Deferred tax assets
Current:
Unrealized hedging and other derivative losses	$913	$2
State deferred taxes	—	52
Other	36	42

Current	949	96

Non-current:
Net operating loss carryforwards (NOLs)	84,706	75,956
Percentage depletion carryforwards	4,433	4,201
Stock compensation	3,328	2,786
Asset retirement obligations	2,213	1,957
Unrealized derivative losses	318	—
Other	81	73

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008
Non-current	95,079	84,973

	96,028	85,069
Valuation allowance	(77,153)	(34,202)

Total net deferred tax assets	18,875	50,867

Deferred tax liabilities
Current:
Unrealized derivative gains	$(403)	$(1,799)

Current	(403)	(1,799)

Non-current:
Depreciable and depletable property	(18,392)	(48,983)
Other	(80)	(85)

Non-current	(18,472)	(49,068)

Total net deferred tax liabilities	(18,875)	(50,867)

Total federal deferred tax asset (liability)	—	—
Total state deferred tax asset (liability)	—	(149)

Total deferred tax asset (liability)	$—	$(149)

At December 31, 2009, Brigham has regular U. S. Federal tax NOLs of approximately $248 million available as a deduction against future taxable income. Additionally, Brigham has approximately $233 million of U. S. Federal alternative minimum tax (“AMT”) NOLs. The NOLs expire from 2012 through 2029. The value of these NOLs depends on the ability of Brigham to generate taxable income. Brigham also has U. S. State tax NOLs of approximately $80 million and a Texas Franchise tax credit carryover of approximately $1.4 million. The increases in the valuation allowances have no impact on Brigham’s NOL positions for federal and state tax purposes.
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
On January 1, 2007, Brigham adopted additional provisions under FASB ASC 740, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. In 2006 and 2007, Brigham examined the tax positions taken in its tax returns and determined that the full values of the uncertain tax positions were reflected as part of its deferred tax liabilities and reclassified these liabilities to other tax liabilities on the consolidated balance sheet. In 2008, Brigham received approval from the Internal Revenue Service to change its method of accounting for certain geological and geophysical costs and no longer has a liability for uncertain tax positions. As a result, as of December 31, 2008, Brigham eliminated the other tax liabilities in its consolidated balance sheet.
The following table sets forth the reconciliation of unrecognized tax benefits:

	2009	2008
	(In thousands)
Unrecognized tax benefits at beginning of the year	$—	$2,162
Increases (decreases) resulting from adoption	—	—
Increases (decreases) resulting from tax positions taken in the current period	—	(2,162)

Unrecognized tax benefits at end of the year	$—	$—

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2009, 2008, 2007, and 2006. In addition, Brigham is open to examination for the years 1997 through 2005, resulting from NOLs generated and available for carryforward.
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

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Basic EPS:
Income (loss) available to common stockholders	$(122,992)	$(162,247)	$10,210

Weighted average common shares outstanding — basic	70,569	45,441	45,110

Basic EPS:
Income (loss) available to common stockholders	$(1.74)	$(3.57)	$0.23

Diluted EPS:
Income (loss) available to common stockholders — diluted	$(122,992)	$(162,247)	$10,210

Common shares outstanding	70,569	45,441	45,110
Effect of dilutive securities:
Stock options and restricted stock	—	—	421

Potentially dilutive common shares	—	—	421

Adjusted common shares outstanding — diluted	70,569	45,441	45,531

Diluted EPS:
Income (loss) available to common stockholders	$(1.74)	$(3.57)	$0.22

At December 31, 2009, 2008, and 2007, potential dilution of approximately 4.7 million, 3.7 million, and 2.8 million shares of common stock, respectively, related to mandatorily redeemable preferred stock and options were outstanding, but were not included in the computation of diluted income (loss) per share because the effect of these instruments would have been anti-dilutive.
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
As of December 31, 2009, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Lease Commitments
Brigham leases office equipment and space under operating leases expiring at various dates. The noncancelable term of the leases for Brigham’s office space expires in 2012. Brigham is also subject to early termination fees for four drilling rigs under a contract that is quarter-to-quarter through May 2011. The future minimum annual rental payments under the noncancelable terms of these leases and potential fees for early termination of the drilling rig contract at December 31, 2009 are as follows (in thousands):

2010	1,521
2011	738
2012	378

$2,637

Rental expense for the years ended December 31, 2009, 2008 and 2007 was approximately $804,000, $770,000, and $801,000, respectively.
Major Purchasers
The following purchasers accounted for 10% or more of Brigham’s oil and natural gas sales for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Purchaser A	—	—	13%
Purchaser B	—	21%	27%
Purchaser C	—	—	13%
Purchaser D	31%	19%	11%
Purchaser E	13%	—	—
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
Natural Gas and Crude Oil Derivative Contracts
Cash flow hedges
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s hedges consist of swaps, costless collars (purchased put options and written call options), and three-way collars (a standard collar plus a sold put below the floor price of the collar). The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There are no net premiums paid or received when Brigham enters into these option agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under Financial Accounting Standards Board Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC 815). As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. See Note 12, “Fair Values”, for a discussion of the calculation of the fair values of oil and natural gas derivative contracts. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables reflect Brigham’s open commodity derivative contracts at December 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
01/01/10 – 03/31/10	210,000		$5.75	$7.05
01/01/10 – 12/31/10	840,000		$5.15	$7.00
04/01/10 – 09/30/10	420,000		$5.75	$7.30
04/01/10 – 09/30/10	240,000		$5.75	$7.00
04/01/10 – 09/30/10	300,000		$5.50	$6.65
10/01/10 – 03/31/11	240,000		$6.50	$8.25
10/01/10 – 03/31/11	420,000		$6.40	$7.80
01/01/11 – 12/31/11	360,000		$5.75	$7.65
Oil Costless Collars
01/01/10 – 03/31/10		9,000	$60.00	$91.75
01/01/10 – 05/31/10		50,000	$57.50	$75.95
01/01/10 – 03/31/10		6,000	$65.00	$87.50
01/01/10 – 12/31/10		120,000	$48.70	$80.00
01/01/10 – 12/31/10		54,000	$60.00	$86.50
01/01/10 – 12/31/10		60,000	$60.00	$88.80
04/01/10 – 09/30/10		18,000	$60.00	$91.40
06/01/10 – 12/31/10		56,000	$57.50	$82.15
07/01/10 – 09/30/10		6,000	$70.00	$87.25
10/01/10 – 12/31/10		3,000	$70.00	$88.50
01/01/11 – 12/31/11		84,000	$65.00	$88.25
01/01/11 – 12/31/11		60,000	$60.00	$97.25
01/01/10 – 06/30/10		30,000	$60.00	$103.75
01/01/10 – 12/31/10		24,000	$60.00	$100.00
01/01/10 – 12/31/10		36,000	$60.00	$96.00
01/01/11 – 06/30/11		18,000	$65.00	$97.50
01/01/11 – 12/31/11		60,000	$65.00	$108.00

	Natural	Purchased	Written	Written
	Gas	Put	Call	Put
Settlement Period	(MMBTU)	Nymex	Nymex	Nymex
Natural Gas Three Way Costless Collars
01/01/10 – 03/31/10	210,000	$8.00	$10.00	$5.50
01/01/10 – 03/31/10	180,000	$5.75	$7.00	$3.50

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables reflect commodity derivative contracts entered subsequent to December 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
01/01/11 – 12/31/11	480,000		$5.75	$7.40
Oil Costless Collars
03/01/10 – 08/31/10		18,000	$70.00	$99.00
03/01/10 – 12/31/10		40,000	$70.00	$101.75
04/01/10 – 06/30/10		30,000	$65.00	$89.90
07/01/10 – 12/31/10		30,000	$65.00	$94.25
07/01/10 – 12/31/10		12,000	$65.00	$107.70
01/01/11 – 02/28/11		10,000	$70.00	$92.00
01/01/11 – 06/30/11		24,000	$70.00	$92.50
01/01/11 – 12/31/11		48,000	$70.00	$106.80
01/01/11 – 12/31/11		48,000	$75.00	$102.60
07/01/11 – 09/30/11		9,000	$70.00	$95.00
07/01/11 – 12/31/11		12,000	$75.00	$103.00
10/01/11 – 12/31/11		6,000	$70.00	$96.35
Additional Disclosures about Derivative Instruments and Hedging Activities
At December 31, 2009, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		Estimated
Type of Contract	Balance Sheet Location	Fair Value
		(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Oil and natural gas contracts	Derivative assets — current	$1,152
Oil and natural gas contracts	Other non-current assets	186

Total Derivative Assets		$1,338

Derivative Liabilities:
Oil and natural gas contracts	Other current liabilities	$(2,404)
Oil and natural gas contracts	Other non-current liabilities	(909)

Total Derivative Liabilities		$(3,313)
For the twelve months ended December 31, 2009, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Twelve Months
		Ended Dec 31,
	Statement of Operations	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)
		(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$7,061
Oil contracts	Gain (loss) on derivatives, net	(4,997)

Total Derivative Gain (loss)		$2,064

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
12. Fair Values
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
As such, effective January 1, 2008, the fair values of Brigham’s derivative financial instruments reflect Brigham’s estimate of the default risk of the parties in accordance with FASB ASC 820. Brigham determines the fair value of derivative financial instruments based on counterparties’ valuation models that utilize market-corroborated inputs. The fair value of all derivative contracts is reflected on the balance sheet as detailed in the following schedule. The current asset and liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,404)	$—	$(2,404)	$—
Other non-current liabilities	(909)	—	(909)	—
Current derivative assets	1,152	—	1,152	—
Other non-current assets	186	—	186	—

	$(1,975)	$—	$(1,975)	$—

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(5)	$—	$(5)	$—
Other non-current liabilities	—	—	—	—
Current derivative assets	5,140	—	5,140	—
Other non-current assets	202	—	202	—

	$5,337	$—	$5,337	$—

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Brigham’s assessment of the significance of a particular input to the fair value measurement requires judgment and may effect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of Brigham’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as detailed below.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(6,323)	—	—	(6,323)

	$(6,323)	$—	$—	$(6,323)

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,592)	—	—	(5,592)

	$(5,592)	$—	$—	$(5,592)

See Note 7 for a rollforward of the asset retirement obligation.
As of December 31, 2009, Brigham held $80.1 million of investments in certificates of deposit, corporate debt, and government securities. There were no investments at December 31, 2008. The fair value of the investments is reflected on the balance sheet as detailed below.

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments	80,093	80,093	—	—

	$80,093	$80,093	$—	$—

The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments. The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Certificates of deposit	$8,877	$(15)	$239	$(1)	$9,116	$(16)
Corporate debt	13,931	(36)	12,765	(28)	26,696	(64)
Government securities	39,762	(117)	4,519	(8)	44,281	(125)

Total	$62,570	$(168)	$17,523	$(37)	$80,093	$(205)

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
	December 31, 2009		December 31, 2008
	(in millions)		(in millions)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$160,000	$160,000	$160,000	$84,000
Series A Preferred Stock	$10,101	$10,166	$10,101	$10,032
The fair value of Brigham’s Senior Notes is based upon current market quotes and is the estimated amount required to purchase the Senior Notes on the open market.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Stock Based Compensation
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
The estimated fair value of the options granted during the three years months ended December 31, 2009, 2008, and 2007 was calculated using a Black-Scholes-Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for each of the three years ended December 31, 2009:

	2009	2008	2007
Risk-free interest rate	2.64%	2.78%	3.88%
Expected life (in years)	5.0	5.0	5.0
Expected volatility	78%	56%	47%
Expected dividend yield	—	—	—
Weighted average fair value per share of stock compensation	$3.41	$2.52	$3.21
The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term.
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the twelve months ended December 31, 2009 and 2008.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands (in thousands):

	Twelve Months Ended
	December 31,
	2009	2008	2007
Pre-tax stock based compensation expense	$4,282	$2,926	$3,443
Capitalized stock based compensation	(2,003)	(1,334)	(1,538)
Tax benefit	(798)	(557)	(667)

Stock based compensation expense, net	$1,481	$1,035	$1,238

Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. The number of shares available under the plan is equal to the lesser of 9,966,003 or 12% of the total number of shares of common stock outstanding. At December 31, 2009, approximately 2.8 million shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a maximum contractual life of ten years.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 566,800 remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for each of the three years ended December 31, 2009:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	3,128,651	$7.00	3,046,166	$7.14	3,243,566	$7.08
Granted	2,846,975	$4.80	534,000	$5.08	105,000	$7.06
Forfeited or cancelled	(1,549,675)	$8.30	(65,300)	$7.79	(178,900)	$8.19
Exercised	(255,814)	$4.89	(386,215)	$5.35	(123,500)	$3.82

Options outstanding at end of year	4,170,137	$5.14	3,128,651	$7.00	3,046,166	$7.14

Options exercisable at end of year	691,962	$6.17	1,954,851	$7.17	1,869,066	$6.62

The weighted-average grant-date fair value of share options granted during the years ended December 31, 2009, 2008, and 2007 was $3.41, $2.52, and $3.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $2.4 million, and $161,702, respectively.
The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
	Number	Average	Weighted-	Number	Average	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
	December 31,	Contractual	Exercise	December 31,	Contractual	Exercise
Exercise Price	2009	Life	Price	2009	Life	Price
$2.21 to $3.41	1,219,000	9.0 years	$2.26	29,000	2.5 years	$3.30
3.66 to 5.08	619,900	4.3 years	$4.86	251,900	2.1 years	$4.53
5.96 to 6.73	1,906,437	8.4 years	$6.01	224,262	3.1 years	$6.26
7.22 to 8.84	187,800	3.7 years	$7.71	112,800	2.9 years	$7.81
8.93 to 13.86	237,000	7.4 years	$11.66	74,000	2.4 years	$10.15

2.21 to 13.86	4,170,137	7.7 years	$5.14	691,962	2.6 years	$6.17

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $35.1 million and $5.1 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
Brigham commenced an exchange offer on July 13, 2009 pursuant to which eligible employees were offered the opportunity to exchange outstanding stock options granted prior to April 21, 2009 for new stock options. On Monday, August 10, 2009, pursuant to the exchange offer, eligible option holders tendered, and Brigham accepted for cancellation, 1,536,975 eligible stock options. After the cancellation of the options accepted by Brigham in the exchange offer, Brigham granted new stock options with an exercise price of $5.955 per share, which was the mean of the high and low sales price per share of Brigham shares as reported by The Nasdaq Global Select Market on August 10, 2009. The exchange of options resulted in incremental compensation expense of $1.3 million that will be recognized over the five year vesting period of the new options.
As of December 31, 2009 there was approximately $7 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be realized over the remaining vesting period of approximately 5 years.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock
During the year ended December 31, 2009, Brigham issued 342,574, restricted shares of common stock as compensation to officers and employees of Brigham. Restrictions lapsed on 257,574 of these shares in 2009, resulting in recognition of approximately $1.4 million in compensation expense. Restrictions on 85,000 restricted shares lapse in 2014. As of December 31, 2009, there was approximately $2.1 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock to be used in calculating compensation expense. If actual forfeitures differ from the estimates, adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted shares outstanding at the beginning of the year	593,260	$7.58	653,623	$7.16
Shares granted	342,574	$4.99	109,000	$8.40
Lapse of restrictions	(377,844)	$6.02	(139,423)	$6.46
Forfeitures	(1,000)	$9.49	(29,940)	$6.58

Restricted shares outstanding at the end of the year	556,990	$7.04	593,260	$7.58

14. Employee Benefit Plans
Brigham has adopted a defined contribution 401(k) plan for substantially all of its employees. The plan provides for Brigham matching of employee contributions to the plan, at Brigham’s discretion. During 2009, 2008, and 2007, Brigham provided a base match equal to 25% of eligible employee contributions. Based on attainment of performance goals established at the beginning of each fiscal year, there was no additional match for employee contributions made during 2009 and 2008. Brigham matched an additional 100% of eligible employee contributions made during 2007. Brigham contributed approximately $143,000, $159,000, and $628,000 to the 401(k) plan for the years ended December 31, 2009, 2008 and 2007, respectively, to match eligible contributions by employees.
15. Related Party Transactions
During the years ended December 31, 2009, 2008 and 2007, Brigham incurred costs of approximately $2.3 million, $7.3 million, and $3.3 million, respectively, in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At December 31, 2009, 2008 and 2007, Brigham had a liability recorded in accounts payable of approximately $30,000, $129,000, and $10,000, respectively, related to services performed by this company.
Mr. Harold Carter, a director of Brigham, served as a consultant to Brigham on various aspects of its business and strategic issues during 2008 and 2007. Fees paid for these services by Brigham were approximately $30,000 for each the years ended December 31, 2008 and 2007. During each of the years ended December 31, 2009, 2008 and 2007, additional payments of approximately $2,500, $12,000, and $12,000, respectively, were made for the reimbursement of certain expenses. At December 31, 2009, 2008 and 2007, there were no payables related to these services recorded by Brigham.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2009, 2008 and 2007, Brigham had short-term accounts receivable from Mr. Steve Webster of approximately zero, $2,900, and zero, respectively. These receivables represent the director’s share of costs related to his working interest ownership in the Staubach #1, Burkhart #1R and Matthes-Huebner #1 wells that are operated by Brigham. Mr. Webster obtained his interest in these wells through an exploration and production company, Carrizo, that is not affiliated with Brigham. Mr. Webster was a co-founder of Carrizo and is currently chairman of Carrizo’s board of directors. At December 31, 2009, 2008 and 2007, Carrizo owed Brigham $24,000, $119,000, and $35,000, respectively, for exploration and production activities. Brigham owed Carrizo $6,000 at December 31, 2008. Brigham had no accounts payable owed to Carrizo at December 31, 2009 and 2007. Mr. Webster is also chairman of the board of directors for a well services company that Brigham made payments totaling approximately $619,000, $470,000, and $1.3 million during 2009, 2008 and 2007, respectively. Brigham owed the well services company approximately $27,000, $65,000, and $48,000 at December 31 2009, 2008 and 2007, respectively.
From time to time, in the normal course of business, Brigham has engaged a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. Total payments to the service company during 2009, 2008 and 2007 were $420,000, $1.1 million, and $1.2 million, respectively. At December 31, 2009, 2008 and 2007, Brigham owed the service company approximately $102,000, $76,000, and $55,000, respectively.
16. Subsequent Events
Management evaluated and determined there were no subsequent events.
17. Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid for interest, net of capitalized amounts	$14,545	$12,382	$14,059
Noncash investing and financing activities:
Capitalized asset retirement obligations	327	412	325
Accrued drilling costs	(4,270)	4,927	(8,469)
Capitalized stock compensation	2,003	1,334	1,538
18. Other Assets and Liabilities
Other current assets consist of the following (in thousands):

	December 31
	2009	2008
Prepayments	$767	$1,897
Deferred taxes	—	—
Other	365	257

	$1,132	$2,154

Other current liabilities consist of the following (in thousands):

	December 31
	2009	2008
Accrued interest	$2,660	$3,044
Derivative liabilities	2,405	5
Other accrued liabilities	2,641	2,016

	$7,706	$5,065

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
Costs Incurred and Capitalized Costs
The costs incurred in oil and natural gas acquisition, exploration and development activities follow (in thousands):

	December 31,
	2009	2008	2007
Costs incurred for the year:
Exploration (including geological and geophysical costs)	$10,566	$43,229	$37,324
Property acquisition	15,416	35,299	18,554
Development	54,641	110,155	69,851

	$80,243	$188,683	$125,729

Excluded costs for prospects are accumulated by year. Costs are reflected in the full cost pool as the drilling program is executed or as costs are evaluated and deemed impaired. Brigham anticipates these excluded costs will be included in the depletion computation over the next five years. Brigham is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs (in thousands) excluded from depletion at December 31, 2009 by year incurred.

	December 31,			Prior
	2009	2008	2007	Years	Total
Property acquisition	$6,018	$19,903	$4,328	$2,095	$32,344
Exploration (including geological and geophysical costs)	(24)	4,877	1,932	19,675	26,460
Drilling	8,333	—	—	—	8,333
Capitalized interest	4,103	3,979	366	724	9,172

Total	$18,430	$28,759	$6,626	$22,494	$76,309

Oil and Natural Gas Reserves and Related Financial Data
Information with respect to Brigham’s oil and natural gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Brigham’s registered independent petroleum consultants, Cawley, Gillespie and Associates, Inc.

BRIGHAM EXPORATION COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) — (Continued)
Oil and Natural Gas Reserve Data
The following tables present Brigham’s independent petroleum consultant’s estimates of its proved oil and natural gas reserves. Brigham emphasizes reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

		Natural
	Oil	Gas
	(MBbls)	(MMcf)
Proved reserves at December 31, 2006	4,494	119,487
Revisions of previous estimates	172	7,926
Extensions, discoveries and other additions	1,546	14,349
Sales of mineral in place	(227)	(22,493)
Production	(392)	(12,626)

Proved reserves at December 31, 2007	5,593	106,643

Revisions of previous estimates	413	(7,834)
Extensions, discoveries and other additions	1,637	3,866
Production	(578)	(7,996)

Proved reserves at December 31, 2008	7,065	94,679

Revisions of previous estimates (a)	2,055	(28,742)
Extensions, discoveries and other additions (b)	8,354	6,367
Sales of mineral in place	(37)	(13)
Production	(814)	(5,892)

Proved reserves at December 31, 2009	16,623	66,399

Proved developed reserves at December 31:
2006	2,752	64,401
2007	3,321	49,367
2008	3,583	41,928
2009	5,342	29,178
(a)	Revisions of previous estimates include performance and technical revisions of 1,501 MBoe, economic revisions of (296) MBoe, acreage changes of (1,049) MBoe, and elimination of PUD reserves that will not be developed within 5 years of (2,891) MBoe.
(b)	Extensions, discoveries and other additions include discoveries and associated PUD’s of 5,374 MBoe and additions resulting from the modernization of SEC reserve reporting rules of 4,041 MBoe.
Proved reserves are estimated quantities of crude oil and natural gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein
The following table presents a standardized measure of discounted future net cash inflows (in thousands) relating to proved oil and natural gas reserves. For 2007 and 2008, future cash flows were computed by applying year-end prices of crude oil and natural gas relating to Brigham’s proved reserves to the estimated year-end quantities of those reserves. Under new rules issued by the Securities and Exchange Commission, the estimated future net cash flows at December 31, 2009 were determined using a 12-month average price. Future price changes were considered only to the extent provided by contractual agreements in existence at year-end. Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of Brigham’s oil and natural gas reserves.

BRIGHAM EXPORATION COMPANY
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) — (Continued)

	December 31,
	2009	2008	2007
Future cash inflows	$1,158,260	$899,745	$1,319,011
Future production costs	(330,837)	(206,640)	(248,116)
Future development costs	(266,733)	(160,304)	(160,506)
Future income tax expense	(32,493)	(32,152)	(219,748)

Future net cash inflows	528,197	500,649	690,641
10% annual discount for estimated timing of cash flows	(281,721)	(221,353)	(296,127)

Standardized measure of discounted future net cash flows	$246,476	$279,296	$394,514

Prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate Brigham’s reserves. The prices used for Brigham’s reserve estimates were as follows:

		Natural
	Oil	Gas
	(Bbl)	(MMbtu)
December 31, 2009	$61.18	$3.87
December 31, 2008	44.60	$5.71
December 31, 2007	96.01	$7.10
Changes in the future net cash inflows discounted at 10% per annum follow (in thousands):

	December 31,
	2009	2008	2007
Beginning of period	$279,296	$394,514	$302,674
Sales of oil and natural gas produced, net of production costs	(48,439)	(107,144)	(107,221)
Previously estimated development costs incurred during the period	16,574	51,494	24,502
Extensions and discoveries	75,803	30,175	66,342
Net change of prices and production costs	(41,750)	(184,497)	164,728
Change in future development costs	6,874	(28,901)	(31,586)
Changes in production rates (timing)	(17,557)	(2,201)	(33,995)
Revisions of previous quantity estimates	(41,726)	(16,436)	41,017
Accretion of discount	28,722	49,130	33,730
Change in income taxes	99	88,868	(62,161)
Sales of reserves in place	(591)	—	(2,923)
Other	(10,829)	4,294	(593)

End of period	$246,476	$279,296	$394,514

Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	1	2	3	4
Revenue	$18,486	$10,514	$19,867	$21,477
Operating income (loss)*	(115,152)	(2,787)	4,750	4,273
Net income (loss)*	(119,071)	(6,960)	491	2,548
Net income (loss) per share:
Basic	$(2.60)	$(0.12)	$0.01	$0.03
Diluted	$(2.60)	$(0.12)	$0.01	$0.03

	Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	1	2	3	4
Revenue	$25,071	$25,026	$47,191	$30,500
Operating income (loss)*	5,528	5,789	28,254	(230,745)
Net income (loss)*	1,527	1,517	15,260	(180,551)
Net income (loss) per share:
Basic	$0.03	$0.03	$0.34	$(3.95)
Diluted	$0.03	$0.03	$0.33	$(3.93)
*	Operating income (loss) and Net income (loss) include the impact from the writedown of the net capitalized costs of Brigham’s oil and gas properties in the amounts of $114.8 million and $237.2 million for the first quarter of 2009 and the fourth quarter 2008, respectively.

INDEX TO EXHIBITS

Number		Description

3.1	—	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

3.2	—	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)

3.3	—	Bylaws (filed as Exhibit 3.5 to Brigham’s Current Report on Form 8-K (dated May 28, 2009) and incorporated herein by reference)

3.4	—
Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated June 14, 2006, (filed as Exhibit 3.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference)

3.5	—
Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated October 7, 2009 (filed as Exhibit 3.5 to Brigham’s Current Report on Form 8-K (dated October 13, 2009) and incorporated herein by reference)

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
Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

4.4	—
Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

4.5	—
Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)

4.6	—
Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008), and incorporated herein by reference)

4.7	—
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

4.9	—	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.10	—	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.11	—
Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007, and incorporated in by reference)

4.12	—	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007, and incorporated in by reference)

4.13	—	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 on Form 8-K filed to Brigham’s Current Report on April 13, 2007, and incorporated in by reference)

4.14	—
Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008), and incorporated herein by reference)

Number			Description

10.1		—
Amended and Restated Agreement of Limited Partnership of Brigham Oil & Gas, L.P., dated December 30, 1997 by and among Brigham, Inc., Brigham Holdings I, L.L.C. and Brigham Holdings II, L.L.C. (filed as Exhibit 10.1.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

10.2		—
Two Bridgepoint Lease Agreement dated September 30, 1996, by and between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

10.3		—
First Amendment to Two Bridge Point Lease Agreement dated April 11, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.4		—
Second Amendment to Two Bridge Point Lease Agreement dated October 13, 1997 between Investors Life Insurance Company of North America and Brigham Oil & Gas, L.P. (filed as Exhibit 10.9.2 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.5		—
Letter dated April 17, 1998 exercising Right of First Refusal to Lease ‘3rd Option Space’ (filed as Exhibit 10.9.3 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-53873), and incorporated herein by reference)

10.6		—
Third Amendment to Two Bridge Point Lease Agreement dated November 1998 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.13 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.7		—
Fourth Amendment to Two Bridge Point Lease Agreement dated February 7, 2002 between Hub Properties Trust and Brigham Oil & Gas, L.P. (filed as Exhibit 10.14 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.8		—
Fifth Amendment to Two Bridge Point Lease Agreement dated December 20, 2004 between Hub Properties Trust, a Maryland real estate investment trust, and Brigham Oil & Gas, L.P. (filed as Exhibit 10.15 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10.9		—
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

10.10		—	Form of Employee Stock Ownership Agreement (filed as Exhibit 10.31 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)

10.11	*	—
Form Change of Control Agreement dated as of September 20, 1999 between Brigham Exploration Company and certain Officers (filed as Exhibit 10.3 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 and incorporated by reference herein)

10.12		—
Registration Rights Agreement dated November 1, 2000 by and between Brigham Exploration Company, DLJ MB Funding III, Inc., and DLJ ESC II, LP. (filed as Exhibit 10.10 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)

10.13		—
First Amendment to Registration Rights Agreement, dated February 20, 2001, by and among Brigham Exploration Company, DLJMB Funding III, Inc., DLJ Merchant Banking Partners III, LP, DLJ ESC II, LP and DLJ Offshore Partners III, CV (filed as Exhibit 10.71 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)

Number			Description

10.14		—
Registration Rights Agreement dated December 20, 2002 between Brigham Exploration Company and Shell Capital Inc. (filed as Exhibit 10.50 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.15		—
Second Amendment to Registration Rights Agreement dated December 21, 2002 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 10.51 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.16		—
Third Amendment to Registration Rights Agreement May 24, 2004 between Brigham Exploration Company and Credit Suisse First Boston Entities (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)

10.17		—
Fourth Amended and Restated Credit Agreement, dated June 29, 2005 between Brigham Oil & Gas, L.P., Bank of America, N.A., The Royal Bank of Scotland plc, BNP Paribas and Banc of America Securities LLC. (filed as Exhibit 10.1 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 and incorporated herein by reference)

10.18		—
The Resignation of Agent, Appointment of Successor Agent and Assignment of Security Instruments dated June 29, 2005 by and among Brigham Oil & Gas, L.P., Société Generale and Bank of America, N.A. (filed as Exhibit 10.2 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 and incorporated herein by reference)

10.19		—
Purchase Agreement dated April 12, 2006, among Brigham Exploration Company, the Guarantors named therein (filed as Exhibit 10.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.20		—
Registration Rights Agreement, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.21		—
First Amendment to Fourth Amended and Restated Credit Agreement, between Brigham Exploration Company and the banks named therein, dated April 10, 2006 (filed as Exhibit 10.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

10.22		—
Second Amendment to Fourth Amended and Restated Credit Agreement, between Brigham Exploration Company and the banks named therein, dated March 27, 2007 (filed as Exhibit 10.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

10.23	*	—
Form of the Amended and Restated Indemnity Agreement, dated November 9, 2006 (filed as Exhibit 99.1 to Brigham’s Current Report on Form 8-K, as amended (filed December 5, 2006), and incorporated herein by reference)

10.24		—
Purchase Agreement dated March 30, 2007, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.1 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

10.25		—
Registration Rights Agreement dated April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and the Initial Purchasers named therein (filed as Exhibit 10.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)

10.26		—
Amendment to Securities Purchase Agreement dated July 31, 2008, between Brigham Exploration Company and DLJMB Funding III, Inc., DLJ ESC II, LP, DLJ Merchant Banking Partners III, L.P., and other parties (filed as Exhibit 10.41 to Brigham’s Current Report on Form 8-K (filed August 5, 2008) and incorporated herein by reference)

Number			Description

10.27		—
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

10.28		—
Third Amendment to the Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 (filed as Exhibit 10.43 to Brigham’s Current Report on Form 8-K (filed November 12, 2008) and incorporated herein by reference)

10.29	*	—
1997 Incentive Plan of Brigham Exploration Company (as amended effective August 19, 2009) (filed as Exhibit 10.50 to Brigham’s Current Report on Form 8-K (filed October 13, 2009) and incorporated herein by reference)

10.30	*	—
Form of Restricted Stock Agreement under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.45 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.31	*	—
Form of Option Agreement (Non-Qualified Stock Option) under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.46 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.32	*	—
Form of Option Agreement (Incentive Option) under the 1997 Incentive Plan of Brigham Exploration Company (filed as Exhibit 10.47 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.33	*	—
Brigham Exploration Company 1997 Director Stock Option Plan (as amended effective January 1, 2009) (filed as Exhibit 10.48 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.34	*	—
Form of Non-Qualified Stock Option Agreement under the 1997 Director Stock Option Plan (filed as Exhibit 10.49 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.35	*	—	Form of Amendment to the Change of Control Agreement (filed as Exhibit 10.50 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.36	*	—
Amendment to the Employment Agreement between the Company and Ben M. Brigham dated as of December 23, 2008 (filed as Exhibit 10.51 to Brigham’s Current Report on Form 8-K (filed December 29, 2008) and incorporated herein by reference)

10.37		—
Confirmation of Notice of Termination of Consulting Agreement with Harold D. Carter, between Brigham Oil & Gas, L.P. and Harold D. Carter, effective as of January 1, 2009 (filed as Exhibit 10.41 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference)

10.38		—
1997 Incentive Plan Amendment to Option Agreements, effective as of April 22, 2009 (filed as Exhibit 10.42 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and incorporated herein by reference)

10.39		—
Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of June 28, 2005 (filed as Exhibit 10.43 to Brigham’s Current Report on Form 8-K (filed May 28, 2009) and incorporated herein by reference)

10.40		—
Fifth Amendment to the Fourth Amended and Restated Credit Agreement dated as of June 28, 2005 (filed as Exhibit 10.45 to Brigham’s Current Report on Form 8-K (filed July 28, 2009) and incorporated herein by reference)

10.41		—	Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.49 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009) and incorporated herein by reference)

10.42		—
Form of Non-Qualified Stock Option Agreement under the 1997 Director Stock Option Plan (filed as Exhibit 10.3 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference)

Number			Description

10.43		—
Form of Amendment to Non-Qualified Stock Option Agreements (filed as Exhibit 10.4 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference)

10.44		—
Amendment to Brigham Exploration Company 1997 Director Stock Option Plan, effective as of September 23, 2009 (filed as Exhibit 10.6 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference)

10.45		—
Amendment to Non-Qualified Stock Option Agreements under the 1997 Director Stock Option Plan, effective as of September 23, 2009 (filed as Exhibit 10.7 to Brigham’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 and incorporated herein by reference)

21	†	—	Subsidiaries of the Registrant

23.1	†	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	†	—	Consent of Cawley, Gillespie & Associates, Inc.

31.1	†	—	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31.2	†	—	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32.1	†	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

32.2	†	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350

99.1	†	—	Report of Cawley, Gillespie & Associates, Inc.

*	Management contract or compensatory plan.

†	Filed herewith