Form 10-Q
period 2010-03-31
BRIGHAM EXPLORATION CO
filed 2010-05-03
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-34224
Brigham Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	75-2692967
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐               No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of April 28, 2010	116,392,920

Brigham Exploration Company
First Quarter 2010 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$24,476	$40,781
Accounts receivable	32,316	21,194
Short-term investments	83,005	80,093
Inventory	14,226	14,087
Other current assets	4,433	2,284

Total current assets	158,456	158,439

Oil and natural gas properties, using the full cost method including
Proved, net of accumulated depletion of $374,707 and $365,496	282,969	254,424
Unproved	95,258	76,309

	378,227	330,733

Other property and equipment, net	3,066	3,025
Deferred loan fees	4,766	5,213
Other noncurrent assets	1,105	846

Total assets	$545,620	$498,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,125	$19,251
Royalties payable	15,052	8,268
Accrued drilling costs	32,455	15,498
Participant advances received	8,006	6,949
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at March 31, 2010 and December 31, 2009	10,101	10,101
Other current liabilities	11,974	7,706

Total current liabilities	102,713	67,773

Senior Notes	159,027	158,968
Senior Credit Facility	—	—

Other noncurrent liabilities	7,143	7,232

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 99,778,037 and 99,593,075 shares issued and 99,522,090 and 99,351,825 shares outstanding at March 31, 2010 and December 31, 2009, respectively	998	996
Additional paid-in capital	480,682	479,077
Treasury stock, at cost; 255,947 and 241,250 shares at March 31, 2010 and December 31, 2009, respectively	(2,337)	(2,133)
Accumulated other comprehensive income (loss)	(469)	(205)
Retained earnings (deficit)	(202,137)	(213,452)

Total stockholders’ equity	276,737	264,283

Total liabilities and stockholders’ equity	$545,620	$498,256

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Oil and natural gas sales	$28,930	$13,809
Gain (loss) on derivatives, net	3,634	4,643
Other revenue	9	34

	32,573	18,486

Costs and expenses:
Lease operating	4,349	3,799
Production taxes	2,508	814
General and administrative	3,086	2,122
Depletion of oil and natural gas properties	9,211	9,833
Impairment of oil and natural gas properties	—	114,781
Depreciation and amortization	233	149
Accretion of discount on asset retirement obligations	105	101
Loss on inventory valuation	—	2,039

	19,492	133,638

Operating income (loss)	13,081	(115,152)

Other income (expense):
Interest income	453	93
Interest expense, net	(2,904)	(4,127)
Other income (expense)	685	115

	(1,766)	(3,919)

Income (loss) before income taxes	11,315	(119,071)

Income tax expense:
Current	—	—
Deferred	—	—

	—	—

Net income (loss)	$11,315	$(119,071)

Net income (loss) per share available to common stockholders:
Basic	$0.11	$(2.60)

Diluted	$0.11	$(2.60)

Weighted average shares outstanding:
Basic	99,444	45,726

Diluted	101,357	45,726

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2009	99,593	$996	$479,077	$(2,133)	$(205)	$(213,452)	$264,283
Comprehensive income:
Net income	—	—	—	—	—	11,315	11,315
Unrealized gains (losses) on investments	—	—	—	—	(264)	—	(264)
Tax benefit (provisions)	—	—	—	—	—	—	—

Comprehensive income							11,051
Exercises of employee stock options	130	1	843	—	—	—	844
Vesting of restricted stock	55	1	(1)	—	—	—	—
Stock based compensation	—	—	763	—	—	—	763
Repurchases of common stock	—	—	—	(204)	—	—	(204)

Balance, March 31, 2010	99,778	$998	$480,682	$(2,337)	$(469)	$(202,137)	$276,737

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$11,315	$(119,071)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	9,211	9,833
Impairment of oil and natural gas properties	—	114,781
Depreciation and amortization	233	149
Stock based compensation	427	353
Amortization of deferred loan fees and debt issuance costs	506	296
Market value adjustment for derivative instruments	(3,052)	2,878
Accretion of discount on asset retirement obligations	105	101
Deferred income taxes	—	—
Other noncash items	(1)	36
Changes in operating assets and liabilities:
Accounts receivable	(11,122)	3,162
Other current assets	212	(852)
Accounts payable	5,874	1,834
Royalties payable	6,784	(1,849)
Participant advances received	1,057	(1,552)
Other current liabilities	4,416	3,351
Other noncurrent assets and liabilities	8	(15)

Net cash provided (used) by operating activities	25,973	13,435

Cash flows from investing activities:
Additions to oil and natural gas properties	(39,360)	(27,007)
Decrease (increase) in restricted cash	—	555
Changes to inventory	(275)	—
Decrease (increase) in short term investments	(3,176)	—
Additions to other property and equipment	(273)	(100)
Decrease (increase) in drilling advances paid	174	163

Net cash provided (used) by investing activities	(42,910)	(26,389)

Cash flows from financing activities:
Deferred loan fees paid and equity costs	(8)	(23)
Proceeds from exercise of employee stock options	844	1
Repurchases of common stock	(204)	(36)

Net cash provided (used) by financing activities	632	(58)

Net increase (decrease) in cash and cash equivalents	(16,305)	(13,012)
Cash and cash equivalents, beginning of year	40,781	40,043

Cash and cash equivalents, end of period	$24,476	$27,031

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
The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham’s 2009 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
3. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of March 31, 2010, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding — basic	99,444	45,726
Plus: Potential common shares
Stock options and restricted stock	1,913	—

Weighted average common shares outstanding — diluted	101,357	45,726

Stock options excluded from diluted EPS due to the anti-dilutive effect	164	3,757

5. Income Taxes
There was no federal or state income tax expense (benefit) for the three months ended March 31, 2010 and 2009.
Brigham has a net deferred tax asset at March 31, 2010, due to its net operating loss carryovers and ceiling test writedowns in the fourth quarter of 2008 and the first quarter of 2009. However, no net deferred tax asset was recorded on Brigham’s balance sheet at March 31, 2010, due to a valuation allowance required to be recorded in 2008 and 2009. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After testing to determine if the deferred tax assets would meet the more likely than not criteria, Brigham determined that the valuation allowance should be $73.1 million at March 31, 2010.
The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. Brigham has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, Brigham has recorded no uncertain tax liabilities in its consolidated balance sheet.
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
Natural Gas and Crude Oil Derivative Contracts
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges have historically consisted of swaps, costless collars (purchased put options and written call options), and three-way collars (a standard collar plus a sold put below the floor price of the collar). The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There are no net premiums paid or received when Brigham enters into these option agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under Financial Accounting Standards Board Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC 815). As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. See Note 7, “Fair Values”, for a discussion of the calculation of the fair values of natural gas and oil derivative contracts. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at March 31, 2010, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural		Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
04/01/10 - 12/31/10	630,000		$5.15	$7.00
04/01/10 - 09/30/10	420,000		$5.75	$7.30
04/01/10 - 09/30/10	240,000		$5.75	$7.00
04/01/10 - 09/30/10	300,000		$5.50	$6.65
10/01/10 - 03/31/11	240,000		$6.50	$8.25
10/01/10 - 03/31/11	420,000		$6.40	$7.80
01/01/11 - 12/31/11	360,000		$5.75	$7.65
01/01/11 - 12/31/11	480,000		$5.75	$7.40
04/01/11 - 12/31/11	360,000		$5.00	$6.55
Oil Costless Collars
04/01/10 - 05/31/10		20,000	$57.50	$75.95
04/01/10 - 06/30/10		30,000	$65.00	$89.90
04/01/10 - 06/30/10		15,000	$60.00	$103.75
04/01/10 - 08/31/10		15,000	$70.00	$99.00
04/01/10 - 09/30/10		18,000	$60.00	$91.40
04/01/10 - 12/31/10		90,000	$48.70	$80.00
04/01/10 - 12/31/10		36,000	$60.00	$86.50
04/01/10 - 12/31/10		45,000	$60.00	$88.80
04/01/10 - 12/31/10		36,000	$70.00	$101.75
04/01/10 - 12/31/10		27,000	$70.00	$91.50
04/01/10 - 12/31/10		18,000	$60.00	$100.00
04/01/10 - 12/31/10		27,000	$60.00	$96.00
05/01/10 - 11/30/10		21,000	$70.00	$95.50
06/01/10 - 12/31/10		56,000	$57.50	$82.15
07/01/10 - 09/30/10		6,000	$70.00	$87.25
07/01/10 - 12/31/10		30,000	$65.00	$94.25
07/01/10 - 12/31/10		12,000	$65.00	$107.70
10/01/10 - 12/31/10		3,000	$70.00	$88.50
01/01/11 - 02/28/11		10,000	$70.00	$92.00
01/01/11 - 03/31/11		9,000	$75.00	$93.50
01/01/11 - 06/30/11		18,000	$65.00	$97.50
01/01/11 - 06/30/11		24,000	$70.00	$92.50
01/01/11 - 07/31/11		21,000	$70.00	$94.80
01/01/11 - 12/31/11		84,000	$65.00	$88.25
01/01/11 - 12/31/11		60,000	$60.00	$97.25
01/01/11 - 12/31/11		60,000	$65.00	$108.00
01/01/11 - 12/31/11		48,000	$70.00	$106.80
01/01/11 - 12/31/11		48,000	$75.00	$102.60
07/01/11 - 09/30/11		9,000	$70.00	$95.00
07/01/11 - 12/31/11		12,000	$75.00	$103.00
07/01/11 - 12/31/11		12,000	$75.00	$95.15
10/01/11 - 12/31/11		6,000	$70.00	$96.35

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects commodity derivative contracts entered subsequent to March 31, 2010, the associated volumes and the corresponding weighted average NYMEX reference price.

		Purchased	Written
	Oil	Put	Call
Settlement Period	(Barrels)	Nymex	Nymex
Oil Collars
06/01/10 - 07/31/10	20,000	$75.00	$100.50
06/01/10 - 12/31/10	35,000	$75.00	$101.00
08/01/10 - 10/31/10	15,000	$75.00	$101.00
01/01/11 - 02/28/11	8,000	$75.00	$103.50
01/01/11 - 12/31/11	36,000	$75.00	$104.30
03/01/11 - 04/30/11	16,000	$75.00	$104.50
01/01/12 - 06/30/12	60,000	$75.00	$106.90
Additional Disclosures about Derivative Instruments and Hedging Activities
At March 31, 2010 and December 31, 2009, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		Mar 31, 2010	Dec 31, 2009
		Estimated	Estimated
Type of Contract	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:

Natural gas and oil contracts	Other current assets	$3,369	$1,152
Natural gas and oil contracts	Other non-current assets	655	186

Total Derivative Assets		$4,024	$1,338

Derivative Liabilities:
Natural gas and oil contracts	Other current liabilities	$(2,257)	$(2,404)
Natural gas and oil contracts	Other non-current liabilities	(690)	(909)

Total Derivative Liabilities		$(2,947)	$(3,313)
For the three months ended March 31, 2010 and 2009, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Mar 31, 2010	Mar 31, 2009
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments
Natural gas contracts	Gain (loss) on derivatives, net	$3,255	$4,867
Oil contracts	Gain (loss) on derivatives, net	379	(224)

Total Derivative Gain (loss)		$3,634	$4,643
The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. Brigham’s derivative contracts are with multiple counterparties within its Senior Credit Facility bank group to minimize its exposure to any individual counterparty and Brigham has netting arrangements with all of its counterparties that provide for offsetting payables against receivables from separate derivative instruments with that counterparty.

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

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,257)	$—	$(2,257)	$—
Other non-current liabilities	(690)	—	(690)	—
Current derivative assets	3,369	—	3,369	—
Other non-current assets	655	—	655	—

	$1,077	$—	$1,077	$—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,404)	$—	$(2,404)	$—
Other non-current liabilities	(909)	—	(909)	—
Current derivative assets	1,152	—	1,152	—
Other non-current assets	186	—	186	—

	$(1,975)	$—	$(1,975)	$—

Brigham’s assessment of the significance of a particular input to the fair value measurement requires judgment and may effect the valuation on the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of Brigham’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. These inputs include salvage value, estimated life, working interest, a factor for inflation, and a discount factor. The fair value of the asset retirement obligations is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(6,452)	—	—	(6,452)

	$(6,452)	$—	$—	$(6,452)

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

See Note 12, “Asset Retirement Obligations” for a rollforward of the asset retirement obligation.
Investments held by Brigham include certificates of deposit, corporate debt, and government securities. The fair value of the investments is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments	83,005	83,005	—	—

	$83,005	$83,005	$—	$—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments	80,093	80,093	—	—

	$80,093	$80,093	$—	$—

The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments (in thousands). The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Certificates of deposit	$5,769	$(2)	$241	$1	$6,010	$(1)
Corporate bonds and notes	35,659	(202)	3,048	13	38,707	(189)
Government securities	38,288	(279)	—	—	38,288	(279)

Total	$79,716	$(483)	$3,289	$14	$83,005	$(469)

The cost basis of Brigham’s investments in certificates of deposit, corporate bonds and notes, and government securities (in thousands) is $6,011, $38,896 and $38,567, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	March 31, 2010		December 31, 2009
	(in thousands)		(in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$160,000	$162,800	$160,000	$160,000
Series A Preferred Stock	$10,101	$10,207	$10,101	$10,166
The fair value of Brigham’s Senior Notes (as hereinafter defined) is based upon current market quotes and is the estimated amount required to purchase the Senior Notes on the open market.
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
Based on average oil and gas prices for the year ended March 31, 2010 ($3.99 per MMBtu for Henry Hub natural gas and $69.64 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at March 31, 2010.
9. Common Stock Offering
In May 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 36,292,117 shares of its common stock at a price of $2.75 and received net proceeds of $93.4 million after underwriting fees and offering expenses.
In October 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 16,000,000 shares of its common stock at a price of $10.50 and received net proceeds of $159.9 million after underwriting fees and offering expenses. In November 2009, the underwriters elected to exercise a portion of the over-allotment option associated with this equity offering. Brigham issued 837,523 additional shares of common stock and received net proceeds of $8.4 million after underwriting fees and offering expenses.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2010, Brigham completed an additional public offering of common stock pursuant to a shelf registration. See Note 15, “Subsequent Events” for additional details.
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
The indenture contains various covenants, including among others restrictions on incurring other indebtedness, restrictions on liens, restrictions on the sale of assets, and restrictions on certain payments. In order to incur additional debt, the indenture requires Brigham to achieve a fixed charge coverage ratio (as defined) for the most recent four full fiscal quarters of at least 2.5 to 1. At March 31, 2010, Brigham was in compliance with all covenants under the indenture.
11. Senior Credit Facility
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
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly (2.5% at March 31, 2010). The applicable interest rate margin varies from 1.5% to 2.5% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.5% to 3.5% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at March 31, 2010). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among others restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1. The Senior Credit Facility also requires Brigham to maintain an interest coverage ratio for the four most recent quarters as of March 31, 2010 of at least 2.0 to 1, and thereafter must be at least 2.5 to 1. The Senior Credit Facility also requires Brigham to maintain a net leverage ratio for the quarters ending through September 30, 2010 not greater than 4.5 to 1, for the quarters ending December 31, 2010 and March 31, 2011 not greater than 4.25 to 1, and thereafter not greater than 4.0 to 1. At March 31, 2010, Brigham was in compliance with all covenants under the Senior Credit Facility.
12. Asset Retirement Obligations
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Beginning asset retirement obligations	$6,323	$5,592
Liabilities incurred for new wells placed on production	52	172
Liabilities settled	(28)	(15)
Accretion of discount on asset retirement obligations	105	101

	$6,452	$5,850

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
The estimated fair value of the options granted during the three months ended March 31, 2010 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). There were no options granted during the first quarter of 2009. The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the three months ended March 31, 2010:

2010
Risk-free interest rate	2.63%
Expected life (in years)	5.0
Expected volatility	80%
Expected dividend yield	—
Weighted average fair value per share of stock compensation	$9.74
The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term.
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the three months ended March 31, 2010 and 2009.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Pre-tax stock based compensation expense	$763	$650
Capitalized stock based compensation	(336)	(297)
Tax benefit	(149)	(124)

Stock based compensation expense, net	$278	$229

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. As of March 31, 2010, the number of shares available under the plan was equal to the lesser of 9,966,033 or 12% of the total number of shares of common stock outstanding. At March 31, 2010, approximately 2,688,215 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a maximum contractual life of ten years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 566,800 shares remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the three months ended March 31:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	4,170,137	$5.14	3,128,651	$7.00
Granted	14,000	$14.89	—	$—
Forfeited or cancelled	—	$—	—	$—
Exercised	(129,962)	$6.25	—	$—

Options outstanding at the end of the quarter	4,054,175	$5.14	3,128,651	$7.00

Options exercisable at the end of the quarter	563,000	$6.16	1,969,851	$7.18

The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2010 was $9.74. There were no options granted during the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $1.1 million and zero, respectively.
The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	March 31,	Remaining	Average	March 31,	Remaining	Average
Exercise Price	2010	Contractual Life	Exercise Price	2010	Contractual Life	Exercise Price
$2.21 to $3.41	1,214,500	8.9 years	$2.26	24,500	2.7 years	$3.28
3.66 to 5.08	594,600	4.0 years	$4.85	226,600	1.6 years	$4.48
5.96 to 6.46	1,820,975	8.5 years	$5.99	138,800	3.2 years	$6.19
7.22 to 8.84	173,100	3.6 years	$7.63	99,100	2.8 years	$7.69
8.93 to 15.71	251,000	7.3 years	$11.84	74,000	2.2 years	$10.15

$2.21 to $15.71	4,054,175	7.7 years	$5.14	563,000	2.3 years	$6.16

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $43.8 million and $5.5 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2010, there was approximately $6.6 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the three months ended March 31, 2010 and 2009, Brigham issued 105,363 and 85,000, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares generally vest over five years or cliff-vest at the end of five years. As of March 31, 2010, there was approximately $3.2 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. Brigham has assumed a 6% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Restricted shares outstanding at the beginning of the year	556,990	$7.04	593,260	$7.58
Shares granted	105,363	$14.45	85,000	$3.15
Lapse of restrictions	(55,000)	$8.59	(50,000)	$7.35
Forfeitures	—	$—	—	$—

Shares outstanding at the end of the quarter	607,353	$8.19	628,260	$7.00

14. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$11,315	$(119,071)
Unrealized gains (losses) on investments	(264)	—
Tax benefits (provisions)	—	—

Other comprehensive income (loss), net	$11,051	$(119,071)

15. Subsequent Events
On April 5, 2010, Brigham entered into an underwriting agreement with Credit Suisse Securities (USA) LLC and Jefferies & Company, Inc., as representatives for the several underwriters (“Underwriters”), to issue and sell to the Underwriters an aggregate of 14,000,000 shares of its common stock, $0.01 par value. Pursuant to the underwriting agreement, Brigham also granted the Underwriters a 30-day option to purchase up to an additional 2,100,000 shares of Common Stock. On April 7, 2010, the stock offering priced at $18.00 per share and the Underwriters subsequently elected to exercise in full the over-allotment option associated with the offering. Brigham received net proceeds of approximately $277.5 million after deducting underwriting fees and offering expenses and intends on using the proceeds to accelerate its drilling program.
In March 2010, Brigham announced the signing of a purchase and sale agreement to sell a portion of its proved developed producing West Texas assets for $14 million. The transaction is expected to close on May 7, 2010. The proceeds for the sale will be applied to reduce the capitalized costs of oil and gas properties.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Related Parties
During the three months ended March 31, 2010, Brigham incurred costs of approximately $2.2 million in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President - Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At March 31, 2010, Brigham had a liability recorded in accounts payable of approximately $2,000, related to services performed by this company.
17. New Accounting Pronouncements and SEC Rulemaking
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
In June 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Accounting Standards Codification Topic 105 “Generally Accepted Accounting Principles” (FASB ASC 105). FASB ASC 105 sets forth that the Financial Accounting Standards Board Accounting Standards Codification (ASC) is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. The change was established by FASB Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168), which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy. FASB ASC 105 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. FASB ASC 105 was not intended to change or alter existing GAAP, and the Brigham’s adoption did not have any impact on its consolidated financial statements other than to modify certain existing disclosures. Upon adoption, Brigham began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP in the third quarter of fiscal 2009.
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not have a material impact on the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2009 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month periods ended March 31, 2010 and March 31, 2009. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2009 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
General Overview
We are an independent exploration, development and production company that utilizes advanced exploration, drilling and completion technologies to systematically explore for, develop and produce domestic onshore crude oil and natural gas reserves. We focus our activities in provinces where we believe these technologies, including horizontal drilling, multi-stage isolated fracture stimulations and 3-D seismic imaging, can be used to effectively maximize our return on invested capital.
Commencing in late 2005 we began acquiring acreage within the Williston Basin in North Dakota and Montana. As of March 31, 2010, we have approximately 302,800 net leasehold acres in the Williston Basin. In late 2007, the majority of our drilling capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin, where we are currently targeting the Bakken, Three Forks and Red River objectives. Through year-end 2009, we have invested in excess of $222 million on drilling, land and seismic in this region.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital. Key elements of our business strategy include:
•	Focus on Core Provinces and Trends;

•	Leverage Our Engineering and Operational Expertise;

•	Capitalize on Internally Generated Exploration Successes Through Disciplined Development Activities; and

•	Enhance Returns Through Operational Control.
Overview of First Quarter 2010 Financial Results
First quarter 2010 crude oil and natural gas prices, excluding realized and unrealized derivative hedging results, increased 112% and 41%, respectively, from that in the first quarter 2009. In the first quarter 2010, the average sales price that we received for crude oil, excluding realized and unrealized derivative hedging results, was $72.69 per barrel, which represents a $38.40 per barrel increase from the first quarter 2009. In the first quarter 2010, the average sales price that we received for natural gas, excluding realized and unrealized derivative hedging results, was $6.01 per Mcf, which represents a $1.74 per Mcf increase from that in the first quarter 2009.
Our first quarter 2010 production volumes were 5,420 barrels of equivalent per day, which represents a 1% increase from last year’s first quarter production volumes of 5,340 barrels of equivalent per day. Crude oil represented 66% of our production volumes in the first quarter 2010 as compared to 36% of our production volumes in the first quarter 2009. Both the increase in our production volumes and the increase in crude oil as a percent of total production volumes were as a result of our increased level of activity and successful drilling program in the Williston Basin targeting the Bakken and Three Forks. Our first quarter 2010 production volumes include approximately 5 MBoe in crude oil added to inventory during the quarter. Adjusting our first quarter 2010 production volumes for our increased level of inventory resulted in sales volumes of 5,364 barrels of equivalent per day in the first quarter 2010 versus sales volumes of 5,340 barrel of equivalent per day in the first quarter 2009.
Our first quarter 2010 crude oil revenue, including hedge settlements but excluding unrealized hedging gains and losses, were up $15.7 million, or 224%, compared to that in the first quarter 2009. Crude oil revenue increased $12.1 million due to higher sales prices and $4.8 million due to higher sales volumes. These increases were partially offset by a $1.2 million decrease in crude oil hedge settlements.

First quarter 2010 natural gas revenue, including hedge settlements but excluding unrealized hedging gains and losses, decreased $7.6 million from the first quarter 2009. Natural gas revenue decreased $3.6 million due to lower sales volumes and $5.8 million due to lower hedge settlements. These decreases were partially offset by the higher natural gas prices during the first quarter 2010 compared to those in the prior year’s quarter, which increased natural gas revenue by $1.8 million.
First quarter 2010 operating income was $13.1 million versus a $115.2 million operating loss in the first quarter last year. The increase in operating income was primarily attributable to the $114.8 million ceiling test write-down and $2.0 million inventory valuation write-down recorded in the first quarter 2009. Operating income also increased due to the increase in both commodity prices and our crude oil sales volumes. These increases to operating income were partially offset by lower natural gas sales volumes, higher lease operating, higher production taxes and higher general and administrative expenses.
As of March 31, 2010, we had $107.5 million in cash, cash equivalents and short term investments and $545.6 million in total assets.
Overview of Operational Results
Williston Basin
During the first quarter 2010, we had four operated rigs running in the Williston Basin. Three of the rigs were primarily drilling wells in our Rough Rider project area in Williams and McKenzie Counties, North Dakota; however, one of the operated rigs spent approximately one month drilling a well in our Ghost Rider project area in Roosevelt County, Montana. The fourth operated rig drilled wells in our Ross project area in Mountrail County, North Dakota. The following table summarizes our completions in the Williston Basin since year-end 2009.

				Frac	IP	30 Day
Well Name	County	Objective	~WI	Stages	(Boe/d)	Average (Boe/d)**
%
Abelmann State 21-16 #1H	McKenzie	Bakken	64%	31	3,301	NA
Mortenson 5-32 #1H	Williams	Bakken	77%	23	2,314	NA
Arnson 13-24 #1H	Williams	Bakken	93%	30	1,339	NA
Sorenson 29-32 #1H	Mountrail	Bakken	95%	27	5,133	NA
Jack Erickson 6-31 #1H	Williams	Bakken	21%*	30	2,652	833
Jerome Anderson 15-10 #1H	Mountrail	Bakken	50%	30	3,115	1,146
Papineau Trust 17-20 #1H	Williams	Bakken	43%*	29	3,042	971
Kalil 25-36 #1H	Williams	Bakken	38%*	30	1,586	650
Liffrig 29-20 #1H	Mountrail	Three Forks	72%	29	2,477	1,082
Owan-Nehring 27-34	Williams	Bakken	49%	30	2,513	1,089
Jackson 35-34 #1H	Williams	Bakken	62%	30	3,540	907
State 36-1 #1H	Williams	Bakken	16%*	30	3,807	1,516
			Averages		2,902	1,024

*	Rough Rider drilling participation agreement wells where our working interest is anticipated to increase upon payout.

**	Excludes any days well was down for remediation.
Onshore Gulf Coast
Vicksburg Trend
In April, we successfully completed the drilling of the D.J. Sullivan State #16 in our Floyd Fault Block Field and anticipate completing the well in late May.
After completing the drilling of the D.J. Sullivan #16, we commenced drilling the D.J. Sullivan State #17, which is also located in our Floyd Fault Block Field.

Subsequent Events
In March 2010, we announced the signing of a purchase and sale agreement to sell a portion of our proved developed producing West Texas assets for $14 million. The transaction is expected to close on May 7, 2010.
In April 2010, we completed a public offering of common stock pursuant to our automatic shelf registration statement. We sold 16,100,000 million shares at a price of $18.00 per share and received net proceeds of $277.5 million, after deducting underwriting fees and offering expenses.
In connection with this offering, we revised our 2010 exploration and development capital budget upward by $94.6 million to approximately $293.9 million. We plan to accelerate our drilling program in the Williston Basin that targets both the Bakken and Three Forks objectives by adding an incremental operated drilling rig approximately every four months beginning May 2010 such that we are running eight operated drilling rigs by May 2011. Additionally, we plan to fund the construction of production infrastructure and to acquire land and seismic in the Williston Basin.
The table below sets forth our updated 2010 budget announced February 2010 and our revised 2010 budget subsequent to the April 2010 offering.

	February	Revised
	2010 Budget	2010 Budget
	(In thousands)
Drilling	$183.7	$229.1
Field Level Production Infrastructure	—	37.8
Land and Seismic	15.6	27.0

Exploration and Development Capital Budget	$199.3	$293.9
First Quarter 2010 Results
Comparison of the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
Production Volumes	2010	% Change	2009
Crude oil (MBbls)(1)	320	84%	174
Natural gas (MMcf)	1,009	(45%)	1,842
Total (MBoe)(2)	488	1%	481
Average daily production (Boe/d) (3)	5,420	1%	5,344

(1)	Includes approximately 5,012 barrels of crude oil produced in the Williston Basin during the first quarter 2010 and added to crude oil inventory during the first quarter 2010. Ending inventory at the first quarter 2009 was not material.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.

Sales Volumes (Production volumes
less the Incremental Change in	Three Months Ended March 31,
Inventory)	2010	% Change	2009
Crude oil (MBbls)(1)	315	81%	174
Natural gas (MMcf)	1,009	(45%)	1,842
Total (MBoe)(2)	483	0%	481
Average daily production (Boe/d) (3)	5,364	0%	5,340

(1)	Excludes approximately 5,012 barrels of crude oil produced in the Williston Basin during the first quarter 2010 and added to crude oil inventory at the end of the first quarter 2010. Ending inventory at the first quarter 2009 was not material.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 66% of our first quarter 2010 production volumes, compared to 36% in the first quarter of last year.

Revenues, Commodity Prices and Hedging
The following table sets forth our revenues, our derivative settlement gains (losses), our unrealized derivative gains (losses), the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three Months Ended March 31,
	2010	% Change	2009
	(In thousands)
Crude Oil revenue:
Crude oil revenue	$22,870	284%	$5,950
Crude oil derivative settlement gains (losses)	(96)	NM	1,082

Crude oil revenue including derivative settlements	$22,774	224%	$7,032
Crude oil derivative unrealized gains (losses)	475	NM	(1,307)

Crude oil revenue including derivative settlements and unrealized gains (losses)	$23,249	306%	$5,725
Natural gas revenue:
Natural gas revenue	$6,060	(23%)	$7,859
Natural gas derivative settlement gains (losses)	678	(89%)	6,439

Natural gas revenue including derivative settlements	$6,738	(53%)	$14,298
Natural gas derivative unrealized gains (losses)	2,577	NM	(1,571)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$9,315	(27%)	$12,727
Crude oil and natural gas revenue:
Crude oil and natural gas revenue	$28,930	110%	$13,809
Crude oil and natural gas derivative settlement gains (losses)	582	(92%)	7,521

Crude oil and natural gas revenue including derivative settlements	29,512	38%	21,330
Crude oil and natural gas derivative unrealized gains (losses)	3,052	NM	(2,878)

Crude oil and natural gas revenue including derivative settlements and unrealized gains (losses)	32,564	76%	18,452
Other revenue	9	(74%)	34

Total revenue	$32,573	76%	$18,486

Average crude oil prices (based on sales volumes):
Crude oil price (per Bbl)	$72.69	112%	$34.29
Crude oil price including derivative settlement gains (losses) (per Bbl)	72.39	79%	40.53
Crude oil price including derivative settlements and unrealized gains (losses) (per Bbl)	73.90	124%	32.99
Average natural gas prices:
Natural gas price (per Mcf)	$6.01	41%	$4.27
Natural gas price including derivative settlement gains (losses) (per Mcf)	6.68	(14%)	7.76
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$9.23	34%	$6.91
Average equivalent prices (based on sales volumes):
Crude oil equivalent price (per Bbl)	$59.93	109%	$28.74
Crude oil equivalent price including derivative settlement gains (losses) (per Bbl)	61.13	38%	44.40
Crude oil equivalent price including derivative settlements and unrealized gains (losses) (per Bbl)	$67.45	76%	$38.40

For the three
month periods
ended March 31,
2010 and 2009
(In thousands)

Change in revenue from the sale of crude oil:
Price variance impact	$12,081
Volume variance impact	4,839
Cash settlement of derivative hedging contracts	(1,178)
Unrealized gains (losses) due to derivative hedging contracts	1,782

Total change	$17,524

Change in revenue from the sale of natural gas:
Price variance impact	$1,752
Volume variance impact	(3,551)
Cash settlement of derivative hedging contracts	(5,761)
Unrealized gains (losses) due to derivative hedging contracts	4,148

Total change	$(3,412)

Change in revenue from the sale of crude oil and natural gas:
Price variance impact	$13,833
Volume variance impact	1,288
Cash settlement of derivative hedging contracts	(6,939)
Unrealized gains (losses) due to derivative hedging contracts	5,930

Total change	$14,112

First quarter 2010 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $14.1 million when compared to the first quarter 2009. The change in revenues was attributable to the following:
•	an increase in pre-hedge crude oil and natural gas prices of 112% and 41%, respectively, increased revenue $13.8 million;

•	an 81% increase in crude oil sales volumes, which was partially offset by a 45% decrease in our natural gas sales volumes, resulted in a $1.3 million increase in crude oil and natural gas revenue;

•	a $3.0 million unrealized derivative gain in first quarter 2010 versus a $2.9 million unrealized derivative loss in first quarter 2009 increased revenues by $5.9 million; and

•	a $0.6 million gain from the settlement of derivative contracts in the first quarter 2010 versus a $7.5 million gain from the settlement of derivative contracts in the first quarter 2009 (includes $3.2 million from the monetization of a portion of our natural gas hedges which would have settled from May through September 2009) decreased revenues by $6.9 million.
Hedging. We utilize collars, three way costless collars and swaps to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during first quarter 2010 and 2009 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended March 31,
	2010	% Change	2009

Crude oil collars
Volumes (Bbls)	145,000	383%	30,000
Average floor price (per Bbl)	$57.83	(27%)	$79.15
Average ceiling price (per Bbl)	$87.19	(20%)	$108.53
Gain (loss) upon settlement (in thousands)	$(96)	NM	$1,082

Natural gas collars and Three Ways
Volumes (MMbtu)	810,000	(16%)	970,000
Average floor price (per MMbtu)	$6.18	(22%)	$7.96
Average ceiling price (per MMbtu)	$7.79	(20%)	$9.73
Gain (loss) upon settlement (in thousands)	$678	(89%)	$6,270

Natural gas swaps
Volumes (MMbtu)	—	NM	180,000
Average swap price (per MMbtu)	$—	NM	$5.23
Gain (loss) upon settlement (in thousands)	$—	NM	$183

Natural Gas Caps
Volumes (MMbtu)	—	NM	250,000
Average price (per MMbtu)	$—	NM	$9.73
Gain (loss) upon settlement (in thousands)	$—	NM	$(14)

Total Natural Gas Gain (loss) upon settlement (in thousands)	$678	(89%)	$6,439
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

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Three months ended March 31,			Three months ended March 31,
	2010	% Change	2009	2010	% Change	2009

Production costs:
Operating & maintenance	$5.43	(9%)	$5.94	$2,624	(8%)	$2,844
Expensed workovers	3.05	112%	1.44	1,475	117%	680
Ad valorem taxes	0.52	(13%)	0.60	250	(9%)	275

Lease operating expenses	$9.00	13%	$7.98	$4,349	14%	$3,799

Production taxes	5.19	209%	1.68	2,508	208%	814

Production costs	$14.19	47%	$9.66	$6,857	49%	$4,613
First quarter 2010 per unit of production costs increased $4.53 per Boe, or 47%, compared to that in the first quarter last year mainly due to the following:
•	production taxes increased $3.51 per Boe, or 209%, due to higher sales prices and higher crude oil sales volumes in North Dakota;

•	expensed workovers increased $1.61 per Boe, or 112%, due to workovers of our conventional natural gas wells; and

•	operating and maintenance expenses decreased $0.51 per Boe, or 9%, due to lower compressor rental and equipment rental expenses.

General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended March 31,
	2010	% Change	2009
	(In thousands, except per unit measurements)

General and administrative costs	$5,916	61%	$3,672
Capitalized general and administrative costs	(2,830)	83%	(1,550)

General and administrative expenses	$3,086	45%	$2,122

General and administrative expense ($ per Boe)	$6.39	44%	$4.44
Our general and administrative costs prior to capitalization increased primarily because of a $2.3 million increase in employee compensation costs, which is partially associated with increased levels of employee bonuses as we re-instated our performance bonus plan in 2010 after suspending the plan in 2009.
Depletion of crude oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended March 31,
	2010	% Change	2009
	(In thousands, except per unit measurements)

Depletion of crude oil and natural gas properties	$9,211	(6%)	$9,833

Depletion of crude oil and natural gas properties ($ per Boe)	$19.07	(7%)	$20.46
Our depletion expense for the first quarter 2010 was $0.6 million lower than the first quarter 2009. Higher production volumes increased depletion expense by $0.1 million, while a lower depletion rate due largely to increased levels of year-end 2009 proved reserves decreased depletion expense by $0.7 million.
Impairment of crude oil and natural gas properties. We use the full cost method of accounting for crude oil and gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding crude oil and natural gas reserves, are capitalized. Internal costs and interest capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.
Capitalized costs of crude oil and natural gas properties, net of accumulated amortization, are limited to the present value (10% per annum discount rate) of estimated future net cash flow from proved crude oil and natural gas reserves, based on the average of crude oil and natural gas prices in effect at the beginning of each month in the twelve month period prior to the end of the reporting period; plus the cost of properties not being amortized, if any; plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less related income tax effects. If net capitalized costs of crude oil and gas properties exceed this ceiling amount, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings and reduces stockholders’ equity in the period of occurrence.
The downward trend in natural gas prices that began in 2008 continued in the first quarter 2009 and was partially responsible for a first quarter 2009 before tax ceiling test write-down of $114.8 million. On December 31, 2008, the Henry Hub natural gas cash price was $5.71 per MMbtu and on March 31, 2009 the natural gas cash price was $3.63 per MMbtu. Lower natural gas prices resulted in our capitalized costs, net of accumulated depreciation, of our crude oil and gas properties to exceed the discounted present value of our estimated proved reserves using a 10% discount rate.

Inventory Valuation. Our non-cash loss in the first quarter 2009 was attributable to the $2.0 million lower of cost or market write-down of oil country tubular goods (OCTG). During the first quarter 2009, market prices of OCTG experienced a substantial reduction associated with lower steel costs, oversupply of OCTG and reduced levels of drilling activity.
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

	Three months ended March 31,
	2010	% Change	2009
	(In thousands)
Interest on Senior Notes	$3,850	0%	$3,850
Interest on Senior Credit Facility	—	NM	1,005
Commitment fees	163	676%	21
Dividend on mandatorily redeemable preferred stock	149	0%	149
Amortization of deferred loan and debt issuance cost.	482	75%	275
Other general interest expense	—	NM	17
Capitalized interest expense	(1,740)	46%	(1,190)

Net interest expense	$2,904	(30%)	$4,127

Weighted average debt outstanding	$170,101	(46%)	$315,101
Average interest rate on outstanding indebtedness (a)	9.9%		6.5%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
First quarter 2010 interest expense was $1.2 million lower than the corresponding period last year primarily due to a $1.0 million decrease in interest expense associated with lower levels of outstanding debt on our Senior Credit Facility subsequent to its repayment in connection with our October 2009 common stock offering. Additionally, capitalized interest expense increased $0.6 million associated with our higher level of activity in the Williston Basin. This decrease was partially offset by a $0.2 million increase in origination fees associated with the July 2009 amendment of our Senior Credit Facility.
Other income (expense).
Other income (expense) included:

	Three months ended March 31,
	2010	% Change	2009
	(In thousands)

Other income (expense):
Non-cash gain (loss)	$—	NM	$21
Income (expense)	685	629%	94

Total other income (expense)	$685	496%	$115

Other income increased as a result of higher levels of drilling equipment rental.
Income taxes. We recorded no current or deferred federal or state income tax expense (benefit) in the first quarter of this year, compared to no current or deferred federal or state income tax expense (benefit) in the first quarter last year. For the first three months of 2010, our effective tax rate on book net income was 0%, which was lower than the statutory rate of 35% primarily due to decreases in our valuation allowances on federal net operating losses and our inability to deduct preferred stock dividends and certain portions or our non-cash stock compensation expense for federal tax purposes.

Capital Expenditures
The timing of most of our capital expenditures is discretionary because we operate the majority of our wells and we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:
•	cost of acquiring and maintaining our lease acreage position and our seismic resources;

•	cost of drilling and completing new crude oil and natural gas wells;

•	cost of installing new production infrastructure;

•	cost of maintaining, repairing and enhancing existing crude oil and natural gas wells;

•	cost related to plugging and abandoning unproductive or uneconomic wells; and

•	indirect costs related to our exploration activities, including payroll and other expenses attributable to our exploration professional staff.
The capital that funds our drilling activities is allocated to individual prospects based on the value potential of a prospect, as measured by a risked net present value analysis. We start each year with a budget and re-evaluate this budget monthly. The primary factors that impact this value creation measure include forecasted commodity prices, drilling and completion costs, and a prospect’s risked reserve size and risked initial producing rate. Other factors that are also monitored throughout the year that influence the amount and timing of all our planned expenditures include the level of production from our existing crude oil and natural gas properties, the availability of drilling and completion services, and the success and resulting production of our newly drilled wells. The outcome of our monthly analysis results in a reprioritization of our exploration and development drilling schedule to ensure that we are optimizing our capital expenditure plan.
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
There can be no assurance that the budgeted wells will, if drilled, encounter commercial quantities of crude oil or natural gas.
In 2010, as a result of our April 2010 equity offering and improved operational results, we are increasing our level of activity in the Williston Basin and currently estimate that we will spend $293.9 million on exploration and development capital expenditures during 2010, which includes $256.1 million on drilling, land and seismic capital expenditures and $37.8 million on field level infrastructure expenditures.
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

The table below summarizes our 2010 exploration and development capital budget, the amount spent through March 31, 2010 and the amount of our 2010 exploration and development capital budget that remains to be spent.

		Amount
		Spent Through	Amount
	2010 Budget (a)	March 31, 2010	Remaining (b)
	(In millions)
Drilling	$229.1	$43.6	$185.5
Field level infrastructure	37.8	0.0	37.8
Land and seismic	27.0	8.5	18.5

Exploration and development capital budget	$293.9	$52.1	$241.8

(a)	Capital budget announced April 2010 in conjunction with our April 2010 common stock offering.

(b)	Calculated based on the 2010 exploration and development capital budget less amounts spent through March 31, 2010.
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2010, we intend to fund our capital expenditure program and contractual commitments with cash, cash equivalent and short term investments on hand, cash flows from operations, reimbursements of prior land and seismic costs by third parties who participate in our projects, the sale of interests in projects and properties or alternative financing sources.
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
Additionally, the Indenture governing the Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the Senior Notes as of March 31, 2010.
Senior Credit Facility
Our Senior Credit Facility provides for revolving credit borrowings up to $200 million. In May 2009, in conjunction with our regularly scheduled semi-annual redetermination and our common stock offering, the borrowing base was reset to $110 million. On July 24, 2009, our Senior Credit Facility was amended to extend the maturity date from June 2010 to July 24, 2012. Subsequent to completion of our October 2009 equity offering, we repaid the entire $110.0 million balance outstanding under our Senior Credit Facility and as of the date of the filing of this report had no amounts outstanding.

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

Our Senior Credit Facility also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our Senior Credit Facility, our current ratio must be at least 1.0 to 1. Our current ratio was 2.6 to 1 as of March 31, 2010. Pursuant to our Senior Credit Facility, our interest coverage ratio for the four most recent quarters as of March 31, 2010 must be at least 2.0 to 1, and thereafter must be at least 2.5 to 1. Our interest coverage ratio for the last twelve-month period ended March 31, 2010 was 3.9 to 1. The Senior Credit Facility also requires us to maintain a net leverage ratio for the quarters ending through September 30, 2010 not greater than 4.5 to 1, for the quarters ending December 31, 2010 through March 31, 2011 not greater than 4.25 to 1, and thereafter not greater than 4.0 to 1. Our net leverage ratio as of March 31, 2010 was 0.9 to 1. Finally, our Senior Credit Facility requires that we maintain $10.0 million in liquidity in the form of either unused capacity under our Senior Credit Facility or cash maintained in a deposit account through the date our Mandatorily Redeemable Preferred Stock is redeemed. As of March 31, 2010, we maintained at least $10.0 million in unused capacity under our Senior Credit Facility. As of March 31, 2010, we were in compliance with all covenant requirements in connection with our Senior Credit Facility.
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
Access to Capital Markets
We have two effective universal shelf registration statements covering the sale of our common stock, preferred stock, depositary shares, warrants, rights, units and debt securities. One of these registration statements has approximately $123 million remaining and expires in October 2012. The other registration statement is an automatic shelf registration statement with an unlimited amount and expires in April 2013. Our ability to raise additional capital using our shelf registration statements may be limited due to overall conditions of the stock market or the oil and natural gas industry.
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2010	%Change	2009
	(In thousands)

Net income (loss)	$11,315	NM	$(119,071)
Non-cash items	7,429	(94%)	128,427
Changes in working capital and other items.	7,229	77%	4,079

Cash flows provided by operating activities	$25,973	93%	$13,435
Cash flows used by investing activities	(42,910)	63%	(26,389)
Cash flows provided by financing activities	632	NM	(58)

Net increase in cash and cash equivalents	$(16,305)	25%	$(13,012)

Analysis of net cash provided by operating activities
Net cash provided by operating activities is a function of the amount of crude oil and natural gas that we produce, the prices that we receive from the sale of crude oil and natural gas, which are inherently volatile and unpredictable, gains or losses related to the settlement of our derivative contracts, operating costs and our cost of capital. Our asset base, as with other extractive industries, is a depleting one in which each barrel of crude oil or Mcf of natural gas produced must be replaced or our ability to generate cash flow, and thus sustain our exploration and development activities, will diminish.

For the first three months of 2010, cash flows provided by operating activities increased by 93% to $26.0 million from the same period last year. The increase in operating cash flow is primarily attributable to the increase in commodity prices, higher levels of crude oil sales volumes and cash provided by working capital. These increases to operating cash flow were partially offset by lower natural gas sales volumes and hedge settlements and by higher production taxes, lease operating expense and general and administrative expense.
Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2010	%Change	2009
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$43,606	90%	$22,940
Land and seismic	8,477	NM	(6,471)
Capitalized cost	4,569	67%	2,740
Capitalized asset retirement obligation	52	(70%)	172

Total	$56,704	193%	$19,381

Reconciling Items:
Change in accrued drilling costs	$(16,957)	NM	$8,095
Change in investments	2,912	NM	—
Other	251	NM	(1,087)

Total Reconciling Items	(13,794)	NM	7,008

Net cash used in investing activities	$42,910	63%	$26,389
Net cash used by investing activities in the first quarter 2010 increased by $16.5 million, or 63%, over the same period in 2009. The following were the reasons for the change:
•	drilling expenditures increased by $20.7 million due to higher levels of drilling activity in the Williston Basin;

•	net land and seismic expenditures increased by $14.9 million due to additional leasing in the Williston Basin and the sale of mineral interests in the Williston Basin in the first quarter 2009;

•	capitalized costs increased by $1.8 million due to higher levels of drilling activity; and

•	the change in accrued drilling costs decreased cash used in investing activities by $25.1 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities increased $0.7 million. The increase was largely due to the exercise of employee stock options during the first quarter 2010. We had no net cash provided by financing activities in the first quarter 2009 since we were fully drawn under our Senior Credit Facility.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the three months ended March 31, 2010 and 2009.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2010 common stock transactions:
Exercise of employee stock options	129,962	$844

2009 common stock transactions:
Exercise of employee stock options	500	$1

Other Matters
Derivative Instruments
Our results of operations and operating cash flow are impacted by changes in market prices for crude oil and natural gas. We believe the use of derivative instruments, although not free of risk, allows us to reduce our exposure to crude oil and natural gas sales price fluctuations and thereby achieve a more predictable cash flow. While the use of derivative instruments limits the downside risk of adverse price movements, their use may also limit future revenues from favorable price movements. Moreover, our derivative contracts generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our derivative contracts will vary from time to time.
Effects of Inflation and Changes in Prices
Our results of operations and cash flows are affected by changing crude oil and natural gas prices. If the price of crude oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in revenues as well as the operating costs that we are required to bear for operations.
Environmental and Other Regulatory Matters
Our business is subject to certain federal, state and local laws and regulations relating to the exploration for and the development, production and marketing of crude oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although we believe that we are in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations are frequently changed and subject to interpretation, and we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect our financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to us, compliance has not had a material adverse effect on our earnings or competitive position. Future regulations may add to the cost of, or significantly limit, drilling activity.
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
In June 2009, the Financial Accounting Standards Board issued Financial Accounting Standards Board Accounting Standards Codification Topic 105 “Generally Accepted Accounting Principles” (FASB ASC 105). FASB ASC 105 sets forth that the Financial Accounting Standards Board Accounting Standards Codification (ASC) is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. The change was established by FASB Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168), which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy. FASB ASC 105 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. FASB ASC 105 was not intended to change or alter existing GAAP, and our adoption did not have any impact on our consolidated financial statements other than to modify certain existing disclosures. Upon adoption, we began to use the new guidelines and numbering system prescribed by the FASB ASC when referring to GAAP in the third quarter of fiscal 2009.
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not have a material impact on the financial statements.

Forward-looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells we anticipate drilling during 2010 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in crude oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2009 including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.
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
Derivative Instruments and Hedging Activities
Our primary commodity market risk exposure is to changes in the prices that we receive for our crude oil and natural gas production. The market prices for crude oil and natural gas have been highly volatile and are likely to continue to be highly volatile in the future. As such, we employ established policies and procedures to manage our exposure to fluctuations in the sales prices we receive for our crude oil and natural gas production via using derivative instruments.
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
During 2009 and 2010 through March 31, we were party to crude oil costless collars, natural gas costless collars, natural gas three-way costless collars and natural gas swaps.
We use costless collars to establish floor (purchased put option) and ceiling prices (written call option) on our anticipated future crude oil and natural gas production. We neither receive nor pay net premiums when we enter into these option arrangements. These contracts are settled monthly. When the settlement price for a period is above the ceiling price (written call option), we pay our counterparty. When the settlement price for a period is below the floor price (purchased put option), our counterparty is required to pay us. All hedges are accounted for using mark-to-market accounting.
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
Natural gas derivative transactions are generally settled based upon the average reported settlement prices on the NYMEX for the last three trading days of a particular contract month. Crude oil derivative transactions are generally settled based on the average reported settlement prices on the NYMEX for each trading day of a particular calendar month.
The following tables reflect our open natural gas and crude oil derivative contracts as of March 31, 2010, the associated volumes and the corresponding weighted average NYMEX reference price.

	Crude	Purchased	Written
	Crude Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude Oil Costless Collars
04/01/10 - 12/31/10	90,000	$48.70	$80.00
04/01/10 - 05/31/10	20,000	$57.50	$75.95
06/01/10 - 12/31/10	56,000	$57.50	$82.15
04/01/10 - 12/31/10	36,000	$60.00	$86.50
01/01/11 - 12/31/11	84,000	$65.00	$88.25
07/01/10 - 09/30/10	6,000	$70.00	$87.25
10/01/10 - 12/31/10	3,000	$70.00	$88.50
04/01/10 - 09/30/10	18,000	$60.00	$91.40
04/01/10 - 12/31/10	45,000	$60.00	$88.80
01/01/11 - 12/31/11	60,000	$60.00	$97.25
04/01/10 - 06/30/10	15,000	$60.00	$103.75
01/01/11 - 12/31/11	60,000	$65.00	$108.00
01/01/11 - 06/30/11	18,000	$65.00	$97.50
04/01/10 - 12/31/10	27,000	$60.00	$96.00
04/01/10 - 12/31/10	18,000	$60.00	$100.00
07/01/10 - 12/31/10	12,000	$65.00	$107.70
01/01/11 - 12/31/11	48,000	$70.00	$106.80
04/01/10 - 12/31/10	36,000	$70.00	$101.75
04/01/10 - 08/31/10	15,000	$70.00	$99.00
01/01/11 - 12/31/11	48,000	$75.00	$102.60
07/01/11 - 12/31/11	12,000	$75.00	$103.00
04/01/10 - 06/30/10	30,000	$65.00	$89.90
07/01/10 - 12/31/10	30,000	$65.00	$94.25
01/01/11 - 06/30/11	24,000	$70.00	$92.50
07/01/11 - 09/30/11	9,000	$70.00	$95.00
10/01/11 - 12/31/11	6,000	$70.00	$96.35
01/01/11 - 02/28/11	10,000	$70.00	$92.00
04/01/10 - 12/31/10	27,000	$70.00	$91.50
01/01/11 - 07/31/11	21,000	$70.00	$94.80
05/01/10 - 11/30/10	21,000	$70.00	$95.50
01/01/11 - 03/31/11	9,000	$75.00	$93.50
07/01/11 - 12/31/11	12,000	$75.00	$95.15

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/10 - 09/30/10	420,000	$5.75	$7.30
10/01/10 - 03/31/11	240,000	$6.50	$8.25
04/01/10 - 09/30/10	240,000	$5.75	$7.00
04/01/10 - 12/31/10	630,000	$5.15	$7.00
04/01/10 - 09/30/10	300,000	$5.50	$6.65
10/01/10 - 03/31/11	420,000	$6.40	$7.80
01/01/11 - 12/31/11	360,000	$5.75	$7.65
01/01/11 - 12/31/11	480,000	$5.75	$7.40
04/01/11 - 12/31/11	360,000	$5.00	$6.55
The following table reflects commodity derivative contracts entered into subsequent to March 31, 2010, the associated volumes and the corresponding weighted average NYMEX reference price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude Oil Costless Collars
06/01/10 - 12/31/10	35,000	$75.00	$101.00
01/01/11 - 12/31/11	36,000	$75.00	$104.30
06/01/10 - 07/31/10	20,000	$75.00	$100.50
01/01/12 - 06/30/12	60,000	$75.00	$106.90
08/01/10 - 10/31/10	15,000	$75.00	$101.00
01/01/11 - 02/28/11	8,000	$75.00	$103.50
03/01/11 - 04/30/11	16,000	$75.00	$104.50
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, other than the following:
The proposed United States federal budgets for fiscal years 2010 and 2011 and other pending legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.
In February 2009, the Obama administration released its budget proposals for the fiscal year 2010, which included numerous proposed tax changes. In April 2009, legislation was introduced to further these objectives and in February 2010, the Obama administration released similar budget proposals for the fiscal year 2011. The proposed budget and legislation would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law our taxes could increase, potentially significantly, after net operating losses are exhausted, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities. Although these proposals initially were made approximately one year ago, none have been voted on or become law. However, it is still the Obama administration’s stated intention to enact these provisions in 2010. We do not know the ultimate impact these proposed changes may have on our business.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.
As of March 31, 2010, we had mineral leases on approximately 302,800 net acres in the Williston Basin which we believe are prospective for the Bakken and/or Three Forks. A significant portion of the acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In 2010, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
January 2010	14,697	$13.855

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)
3.2	Certificates of Amendment to Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558), and incorporated herein by reference)
3.3	Bylaws, as amended through May 28, 2009 (incorporated by reference to Exhibit 3.5 to Brigham’s Current Report on Form 8-K filed May 28, 2009)
3.4	Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated June 14, 2006 (filed as Exhibit 3.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference)
3.5	Certificate of Amendment to Certificate of Incorporation of Brigham Exploration Company dated October 7, 2009 (filed as Exhibit 3.5 to Brigham’s Current Report on Form 8-K (dated October 13, 2009) and incorporated herein by reference)
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491), and incorporated herein by reference)
4.2	Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000), and incorporated herein by reference)
4.3	Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001), and incorporated herein by reference)
4.4	Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and incorporated herein by reference)
4.5	Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004), and incorporated herein by reference)
4.6	Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.7	Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.8	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)

4.9	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K, as amended (filed April 24, 2006), and incorporated herein by reference)
4.10	Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)
4.11	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K filed on April 13, 2007 and incorporated in by reference)
4.12	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 on Form 8-K filed to Brigham’s Current Report on April 13, 2007 and incorporated in by reference)
4.13	Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)
4.14	Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)
4.15	Certificate of Elimination of Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective March 10, 2010 (filed as Exhibit 3.6 to Brigham’s Current Report on Form 8-K (filed March 15, 2010) and incorporated herein by reference)
*10.46	Amendment to 1997 Incentive Plan of Brigham Exploration Company effective March 9, 2010 (filed as Exhibit 10.46 to Brigham’s Current Report on Form 8-K (filed March 15, 2010) and incorporated herein by reference)
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350
32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

*	Management or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHAM EXPLORATION COMPANY
April 30, 2010	By:	/s/ Ben M. Brigham
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

April 30, 2010	By:	/s/ Eugene B. Shepherd, Jr.
Eugene B. Shepherd, Jr. Executive Vice President and Chief Financial Officer