Form 10-Q
period 2010-09-30
BRIGHAM EXPLORATION CO
filed 2010-11-05
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of November 3, 2010	116,879,973

Brigham Exploration Company
Third Quarter 2010 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$126,004	$40,781
Accounts receivable	42,618	21,194
Short-term investments	189,267	80,093
Inventory	28,756	14,087
Other current assets	6,113	2,284

Total current assets	392,758	158,439

Oil and natural gas properties, using the full cost method including Proved, net of accumulated depletion of $404,266 and $365,496	420,251	254,424
Unproved	181,179	76,309

	601,430	330,733

Other property and equipment, net	16,311	3,025
Deferred loan fees	8,622	5,213
Other noncurrent assets	3,410	846

Total assets	$1,022,531	$498,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,825	$19,251
Royalties payable	27,604	8,268
Accrued drilling costs	57,103	15,498
Participant advances received	2,762	6,949
Series A Preferred Stock, mandatorily redeemable, $.01 par value, $20 stated and redemption value, 2,250,000 shares authorized, 505,051 shares issued and outstanding at December 31, 2009	—	10,101
Senior Notes	5,594	—
Other current liabilities	5,730	7,706

Total current liabilities	138,618	67,773

Senior Notes	300,000	158,968

Other noncurrent liabilities	9,225	7,232

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 116,299,942 and 99,593,075 shares issued and 116,027,460 and 99,351,825 shares outstanding at September 30, 2010 and December 31, 2009, respectively	1,163	996
Additional paid-in capital	762,535	479,077
Treasury stock, at cost; 272,482 and 241,250 shares at September 30, 2010 and December 31, 2009, respectively	(2,604)	(2,133)
Accumulated other comprehensive income (loss)	(2,066)	(205)
Retained earnings (deficit)	(184,340)	(213,452)

Total stockholders’ equity	574,688	264,283

Total liabilities and stockholders’ equity	$1,022,531	$498,256

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Oil and natural gas sales	$43,663	$18,747	$113,157	$45,765
Gain (loss) on derivatives, net	(7,057)	1,114	939	3,030
Other revenue	4	6	17	72

	36,610	19,867	114,113	48,867

Costs and expenses:
Lease operating	3,964	3,279	12,684	10,651
Production taxes	4,250	1,551	10,658	3,196
General and administrative	3,255	2,082	9,052	6,468
Depletion of oil and natural gas properties	15,312	7,835	38,770	23,901
Impairment of oil and natural gas properties	—	—	—	114,781
Depreciation and amortization	362	234	856	550
Accretion of discount on asset retirement obligations	103	107	312	313
Loss on inventory valuation	—	29	—	2,196

	27,246	15,117	72,332	162,056

Operating income (loss)	9,364	4,750	41,781	(113,189)

Other income (expense):
Interest income	1,716	157	3,056	361
Interest expense, net	(2,058)	(4,521)	(7,893)	(12,899)
Loss on redemption of Senior Notes	(10,948)	—	(10,948)	—
Other income (expense)	1,250	400	3,116	482

	(10,040)	(3,964)	(12,669)	(12,056)

Income (loss) before income taxes	(676)	786	29,112	(125,245)

Income tax expense:
Current	—	—	—	—
Deferred	—	(295)	—	(295)

	—	(295)	—	(295)

Net income (loss)	$(676)	$491	$29,112	$(125,540)

Net income (loss) per share available to common stockholders:
Basic	$(0.01)	$0.01	$0.27	$(2.00)

Diluted	$(0.01)	$0.01	$0.26	$(2.00)

Weighted average shares outstanding:
Basic	115,921	82,085	109,657	62,633

Diluted	115,921	82,756	111,562	62,633

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2009	99,593	$996	$479,077	$(2,133)	$(205)	$(213,452)	$264,283
Comprehensive income:
Net income	—	—	—	—	—	29,112	29,112
Unrealized gains (losses) on investments	—	—	—	—	(1,861)	—	(1,861)
Tax benefit (provisions)	—	—	—	—	—	—	—

Comprehensive income							27,251
Issuance of common stock	16,100	161	277,386	—	—	—	277,547
Exercises of employee stock options	487	5	2,479	—	—	—	2,484
Vesting of restricted stock	120	1	(1)	—	—	—	—
Stock based compensation	—	—	3,594	—	—	—	3,594
Repurchases of common stock	—	—	—	(471)	—	—	(471)

Balance, September 30, 2010	116,300	$1,163	$762,535	$(2,604)	$(2,066)	$(184,340)	$574,688

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$29,112	$(125,540)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	38,770	23,901
Impairment of oil and natural gas properties	—	114,781
Depreciation and amortization	856	550
Stock based compensation	1,933	1,360
Amortization of deferred loan fees and debt issuance costs	1,475	1,127
Loss on early redemption of Senior Notes	10,948	—
Market value and other adjustments for derivative instruments	1,262	6,037
Accretion of discount on asset retirement obligations	312	313
Deferred income taxes	—	295
Other noncash items	—	35
Changes in operating assets and liabilities:
Accounts receivable	(21,424)	9,339
Other current assets	(2,218)	(1,123)
Accounts payable	20,574	(6,287)
Royalties payable	19,336	(1,273)
Participant advances received	(4,187)	3,513
Other current liabilities	(2,067)	4,199
Other noncurrent assets and liabilities	(1,461)	(16)

Net cash provided by operating activities	93,221	31,211

Cash flows from investing activities:
Additions to oil and natural gas properties	(279,406)	(51,113)
Decrease (increase) in restricted cash	—	(9,464)
Changes to inventory	(14,805)	—
Decrease (increase) in short term investments	(111,035)	(8,852)
Additions to other property and equipment	(14,142)	(1,334)
Proceeds from the sale of assets	12,544	—
Decrease (increase) in drilling advances paid	(1,397)	171

Net cash provided (used) by investing activities	(408,241)	(70,592)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	277,547	93,407
Redemption of Series A mandatorily redeemable preferred stock	(10,101)	—
Proceeds from Senior Notes offering	300,000	—
Redemption of Senior Notes	(162,789)	—
Repayment of senior credit facility	—	(35,000)
Deferred loan fees paid and equity costs	(6,427)	(3,389)
Proceeds from exercise of employee stock options	2,484	474
Repurchases of common stock	(471)	(276)

Net cash provided (used) by financing activities	400,243	55,216

Net increase (decrease) in cash and cash equivalents	85,223	15,835
Cash and cash equivalents, beginning of year	40,781	40,043

Cash and cash equivalents, end of period	$126,004	$55,878

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
As of September 30, 2010, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding — basic	115,921	82,085	109,657	62,633
Plus: Potential common shares Stock options and restricted stock	—	671	1,905	—

Weighted average common shares outstanding — diluted	115,921	82,756	111,562	62,633

Stock options excluded from diluted EPS due to the anti-dilutive effect	5,178	2,688	1,125	4,779

5. Income Taxes
There was no federal income tax expense (benefit) for the nine months ended September 30, 2010 and 2009. There was no state income tax expense (benefit) for the nine months ended September 30, 2010. There was $0.3 million in deferred state income tax expense for the nine months ended September 30, 2009.
Brigham has a net deferred tax asset at September 30, 2010, due to its net operating loss carryovers and ceiling test writedowns in the fourth quarter of 2008 and the first quarter of 2009. However, no net deferred tax asset was recorded on Brigham’s balance sheet at September 30, 2010, due to a valuation allowance required to be recorded in 2008 and 2009. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After testing to determine if the deferred tax assets would meet the more likely than not criteria, Brigham determined that the valuation allowance should be $66.6 million at September 30, 2010.
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
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2009, 2008, and 2007. In addition, Brigham is open to examination for the years 1997 through 2006, resulting from net operating losses generated and available for carryforward.
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
Natural Gas and Crude Oil Derivative Contracts
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s cash flow hedges have historically consisted of swaps, purchased put options, costless collars (purchased put options and written call options), and three-way collars (a standard collar plus a sold put below the floor price of the collar). The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There are no net premiums paid or received when Brigham enters into these costless collar and three-way collar agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under Financial Accounting Standards Board Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC 815). As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. See Note 7, “Fair Values”, for a discussion of the calculation of the fair values of natural gas and oil derivative contracts. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables reflect open commodity derivative contracts at September 30, 2010, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/10 - 12/31/10	210,000		$5.15	$7.00
10/01/10 - 03/31/11	240,000		$6.50	$8.25
10/01/10 - 03/31/11	420,000		$6.40	$7.80
01/01/11 - 12/31/11	360,000		$5.75	$7.65
01/01/11 - 12/31/11	480,000		$5.75	$7.40
04/01/11 - 12/31/11	360,000		$5.00	$6.55
Oil Costless Collars
10/01/10 - 12/31/10		30,000	$48.70	$80.00
10/01/10 - 12/31/10		9,000	$60.00	$86.50
10/01/10 - 12/31/10		15,000	$60.00	$88.80
10/01/10 - 12/31/10		12,000	$70.00	$101.75
10/01/10 - 12/31/10		9,000	$70.00	$91.50
10/01/10 - 12/31/10		6,000	$60.00	$100.00
10/01/10 - 12/31/10		9,000	$60.00	$96.00
10/01/10 - 11/30/10		6,000	$70.00	$95.50
10/01/10 - 12/31/10		24,000	$57.50	$82.15
10/01/10 - 12/31/10		15,000	$65.00	$94.25
10/01/10 - 12/31/10		6,000	$65.00	$107.70
10/01/10 - 12/31/10		15,000	$75.00	$101.00
10/01/10 - 10/31/10		5,000	$75.00	$101.00
10/01/10 - 07/31/12		335,000	$65.00	$97.20
10/01/10 - 07/31/12		335,000	$65.00	$98.55
10/01/10 - 07/31/12		335,000	$65.00	$100.40
10/01/10 - 07/31/12		335,000	$65.00	$100.00
10/01/10 - 12/31/10		3,000	$70.00	$88.50
11/01/10 - 02/28/11		60,000	$65.00	$98.75
01/01/11 - 02/28/11		10,000	$70.00	$92.00
01/01/11 - 02/28/11		8,000	$75.00	$103.50
01/01/11 - 03/31/11		9,000	$75.00	$93.50
01/01/11 - 06/30/11		18,000	$65.00	$97.50
01/01/11 - 06/30/11		24,000	$70.00	$92.50
01/01/11 - 07/31/11		21,000	$70.00	$94.80
01/01/11 - 12/31/11		84,000	$65.00	$88.25
01/01/11 - 12/31/11		60,000	$60.00	$97.25
01/01/11 - 12/31/11		60,000	$65.00	$108.00
01/01/11 - 12/31/11		48,000	$70.00	$106.80
01/01/11 - 12/31/11		48,000	$75.00	$102.60
01/01/11 - 12/31/11		36,000	$65.00	$100.00
01/01/11 - 12/31/11		36,000	$75.00	$104.30
01/01/11 - 12/31/11		182,500	$65.00	$100.00
03/01/11 - 04/30/11		16,000	$75.00	$104.50
03/01/11 - 08/31/11		46,000	$65.00	$96.75
03/01/11 - 08/31/11		46,000	$65.00	$94.80
05/01/11 - 12/31/11		122,500	$65.00	$100.00
05/01/11 - 12/31/11		122,500	$65.00	$106.50
07/01/11 - 09/30/11		9,000	$70.00	$95.00
07/01/11 - 12/31/11		12,000	$75.00	$103.00
07/01/11 - 12/31/11		12,000	$75.00	$95.15
09/01/11 - 12/31/11		61,000	$65.00	$99.00
09/01/11 - 12/31/11		61,000	$65.00	$97.40
10/01/11 - 12/31/11		6,000	$70.00	$96.35

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Oil Costless Collars cont.
01/01/12 - 06/30/12		60,000	$75.00	$106.90
01/01/12 - 06/30/12		182,000	$65.00	$100.75
01/01/12 - 06/30/12		91,000	$65.00	$101.00
01/01/12 - 06/30/12		182,000	$65.00	$99.25
01/01/12 - 06/30/12		91,000	$65.00	$102.75
01/01/12 - 06/30/12		136,500	$65.00	$107.25
01/01/12 - 07/31/12		106,500	$65.00	$110.00
07/01/12 - 07/31/12		62,000	$65.00	$102.25
07/01/12 - 07/31/12		31,000	$65.00	$105.25
07/01/12 - 09/30/12		92,000	$65.00	$109.40
08/01/12 - 09/30/12		61,000	$65.00	$110.25
08/01/12 - 09/30/12		61,000	$65.00	$112.00
10/01/12 - 10/31/12		62,000	$65.00	$112.65

	Natural	Crude	Purchased
	Gas	Oil	Put
Settlement Period	(MMBTU)	(Barrels)	Nymex
Crude Oil Puts
01/01/11 - 06/30/12		273,500	$65.00
01/01/11 - 06/30/12		273,500	$65.00
The following table reflects commodity derivative contracts entered subsequent to September 30, 2010, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Crude Oil Calls
01/01/11 - 06/30/11		90,500		$95.00
01/01/11 - 06/30/11		90,500		$97.50
Crude Oil Puts
07/01/11 - 06/30/12		91,500	$65.00
07/01/11 - 06/30/12		91,500	$65.00
Additional Disclosures about Derivative Instruments and Hedging Activities
At September 30, 2010 and December 31, 2009, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		Sept 30, 2010	Dec 31, 2009
		Estimated	Estimated
Type of Contract	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and crude oil contracts	Other current assets	$3,969	$1,152
Natural gas and crude oil contracts	Other non-current assets	1,388	186

Total Derivative Assets		$5,357	$1,338

Derivative Liabilities:
Natural gas and crude oil contracts	Other current liabilities	$(2,496)	$(2,404)
Natural gas and crude oil contracts	Other non-current liabilities	(3,391)	(909)

Total Derivative Liabilities		$(5,887)	$(3,313)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2010 and 2009, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Three Months	Three Months
		Ended	Ended
		Sept 30, 2010	Sept 30, 2009
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$1,689	$374
Crude oil contracts	Gain (loss) on derivatives, net	(8,746)	740

Total Derivative Gain (loss)		$(7,057)	$1,114

		Nine Months	Nine Months
		Ended	Ended
		Sept 30, 2010	Sept 30, 2009
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$4,349	$5,770
Crude oil contracts	Gain (loss) on derivatives, net	(3,410)	(2,740)

Total Derivative Gain (loss)		$939	$3,030
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

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,496)	$—	$(2,496)	$—
Other non-current liabilities	(3,391)	—	(3,391)	—
Other current assets	3,969	—	3,969	—
Other non-current assets	1,388	—	1,388	—

	$(530)	$—	$(530)	$—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other current liabilities	$(2,404)	$—	$(2,404)	$—
Other non-current liabilities	(909)	—	(909)	—
Current derivative assets	1,152	—	1,152	—
Other non-current assets	186	—	186	—

	$(1,975)	$—	$(1,975)	$—

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

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,834)	—	—	(5,834)

	$(5,834)	$—	$—	$(5,834)

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(6,323)	—	—	(6,323)

	$(6,323)	$—	$—	$(6,323)

See Note 13, “Asset Retirement Obligations” for a rollforward of the asset retirement obligation.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments held by Brigham include certificates of deposit, corporate debt, and government securities. The fair value of the investments is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments	189,267	189,267	—	—

	$189,267	$189,267	$—	$—

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Investments	80,093	80,093	—	—

	$80,093	$80,093	$—	$—

The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments (in thousands). The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Certificates of deposit	$1,923	$1	$—	$—	$1,923	$1
Corporate bonds and notes	122,491	(1,362)	19,450	(262)	141,941	(1,624)
Government securities	30,403	(443)	15,000	—	45,403	(443)

Total	$154,817	$(1,804)	$34,450	$(262)	$189,267	$(2,066)

The cost basis of Brigham’s investments in certificates of deposit, corporate bonds and notes, and government securities (in thousands) is $1,920, $142,517, and $45,567, respectively.
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

	September 30, 2010		December 31, 2009
	(in thousands)		(in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$305,594	$305,895	$160,000	$160,000
Series A Preferred Stock	$—	$—	$10,101	$10,166
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
Based on the 12-month average oil and gas prices at September 30, 2010 ($4.41 per MMBtu for Henry Hub natural gas and $77.54 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at September 30, 2010.
During the second quarter 2010, Brigham sold a portion of its proved developed producing West Texas assets for $14 million with an effective date of January 1, 2010. The proceeds for the sale were applied to reduce the capitalized costs of oil and gas properties.
9. Common Stock Offerings
In May 2009, Brigham completed a public offering of common stock pursuant to a shelf registration statement. Brigham sold 36,292,117 shares of its common stock at a price of $2.75 per share and received net proceeds of $93.5 million after underwriting fees and offering expenses.
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
10. Senior Notes
In April 2006, Brigham issued $125 million of 9 5/8% Senior Notes due in 2014 (the “9 5/8% Senior Notes”). The 9 5/8% Senior Notes were priced at 98.629% of their face value to yield 9 7/8% and were fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. The guarantees were joint and several. Brigham does not have any independent assets or operations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2007, Brigham issued an additional $35 million of 9 5/8% Senior Notes as an add-on to the existing $125 million of 9 5/8% Senior Notes under the indenture dated April 20, 2006. The add-on 9 5/8% Senior Notes were priced at 99.50% of face value to yield 9.721%. Upon completion of the add-on, Brigham had outstanding $160 million in 9 5/8% Senior Notes.
On September 27, 2010, Brigham issued $300 million of 8 3/4% Senior Notes due October 2018 (collectively the “ 8 3/4% Senior Notes”). The notes were priced at 100% of their face value and are fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Brigham does not have any independent assets or operations.
In connection with the issuance of the 8 3/4% Senior Notes, Brigham tendered for and purchased $154.4 million of the 9 5/8% Senior Notes on September 27, 2010. Brigham recorded a $10.9 million loss upon the redemption of the 9 5/8% Senior Notes. The remaining $5.6 million in 9 5/8% Senior Notes and outstanding at September 30, 2010, were called for redemption and successfully redeemed on October 8, 2010. See Note 16, “Subsequent Events” for details regarding the redemption of the remaining 9 5/8% Senior Notes.
The indenture governing the 8 3/4% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 8 3/4% Senior Notes may declare all outstanding 8 3/4% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At September 30, 2010, Brigham was in compliance with all covenants under the indenture.
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
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly (2.5% at September 30, 2010). The applicable interest rate margin varies from 1.5% to 2.5% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.5% to 3.5% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at September 30, 2010). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among other restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility requires Brigham to maintain a current ratio (as defined) of at least 1 to 1. The Senior Credit Facility also requires Brigham to maintain an interest coverage ratio for the four most recent quarters as of September 30, 2010 of at least 2.5 to 1. The Senior Credit Facility also requires Brigham to maintain a net leverage ratio for the quarter ending September 30, 2010 not greater than 4.5 to 1, for the quarters ending December 31, 2010 and March 31, 2011 not greater than 4.25 to 1, and thereafter not greater than 4.0 to 1. At September 30, 2010, Brigham was in compliance with all covenants under the Senior Credit Facility.
12. Preferred Stock
In June 2010, Brigham exercised its option to redeem all of its Series A mandatorily redeemable preferred stock at 101% of the stated value per share, which was held by DLJ Merchant Banking Partners III, L.P. and affiliated funds, which are managed by affiliates of Credit Suisse Securities (USA), LLC.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Beginning asset retirement obligations	$6,323	$5,592
Liabilities incurred for new wells placed on production	548	303
Liabilities settled	(141)	(15)
Accretion of discount on asset retirement obligations	312	313
Revisions to estimates due to sale of oil and gas properties	(1,208)	—

	$5,834	$6,193

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
The estimated fair value of the options granted during the nine months ended September 30, 2010 and 2009 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2010 and 2009:

	2010	2009
Risk-free interest rate	2.47%	2.65%
Expected life (in years)	5.0	5.0
Expected volatility	81%	78%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$12.39	$3.14
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the nine months ended September 30, 2010 and 2009.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pre-tax stock based compensation expense	$1,698	$1,060	$3,594	$2,526
Capitalized stock based compensation	(804)	(497)	(1,662)	(1,166)
Tax benefit	(313)	(197)	(676)	(476)

Stock based compensation expense, net	$581	$366	$1,256	$884

Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. As of September 30, 2010, the number of shares authorized under the plan was equal to the lesser of 9,966,033 or 12% of the total number of shares of common stock outstanding. At September 30, 2010, approximately 1,749,815 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant, vest over five years and have a maximum contractual life of ten years.
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
The following table summarizes option activity under the incentive plans for the nine months ended September 30:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	4,170,137	$5.14	3,128,651	$7.00
Granted	969,500	$18.88	2,686,975	$4.35
Forfeited or cancelled	(16,800)	$3.92	(1,549,675)	$8.30
Exercised	(487,107)	$5.03	(99,800)	$4.73

Options outstanding at the end of the quarter	4,635,730	$8.03	4,166,151	$4.86

Options exercisable at the end of the quarter	805,650	$5.65	694,876	$5.95

The weighted-average grant-date fair value of share options granted during the nine months ended September 30, 2010 and 2009 was $12.39 and $3.14, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $1.2 million and $477,000, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	September 30,	Remaining	Average	September 30,	Remaining	Average
Exercise Price	2010	Contractual Life	Exercise Price	2010	Contractual Life	Exercise Price
$2.20 to $3.11	1,132,000	8.5 years	$2.24	180,000	8.5 years	$2.25
3.66 to 5.08	416,600	5.0 years	$5.08	53,400	5.0 years	$5.08
5.96 to 6.46	1,736,780	8.1 years	$5.98	424,400	6.7 years	$6.03
7.22 to 8.84	143,850	3.2 years	$7.62	73,850	2.2 years	$7.67
8.93 to 13.86	237,000	6.7 years	$11.66	74,000	3.8 years	$10.15
14.43 to 16.85	57,000	9.7 years	$15.20	—	—	$—
18.36 to 19.12	912,500	9.6 years	$19.11	—	—	$—

$2.20 to $19.12	4,635,730	8.0 years	$8.03	805,650	6.1 years	$5.65

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $50 million and $10.6 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of September 30, 2010, there was approximately $16.6 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.9 years.
Restricted Stock
During the nine months ended September 30, 2010 and 2009, Brigham issued 105,363 and 247,074, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares generally vest over five years or cliff-vest at the end of five years. As of September 30, 2010, there was approximately $2.4 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.3 years. Brigham has assumed a 3% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30:

	2010		2009
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	556,990	$7.04	593,260	$7.58
Shares granted	105,363	$14.45	247,074	$2.62
Shares forfeited	(600)	$5.26	(1,000)	$9.49
Lapse of restrictions	(119,760)	$7.31	(226,008)	$4.27

Shares outstanding at the end of the quarter	541,993	$8.43	613,326	$6.80

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$(676)	$491	$29,112	$(125,540)
Unrealized gains (losses) on investments	220	—	(1,861)	—

Other comprehensive income (loss), net	$(456)	$491	$27,251	$(125,540)

16. Subsequent Events
On October 8, 2010, Brigham redeemed the remaining $5.6 million aggregate principal amount of the 9 5/8% Senior Notes. The Company used the net proceeds from the previously reported issuance and sale of $300 million aggregate principal amount of its 8 3/4% Senior Notes to pay the redemption price of the remaining $5.6 million aggregate principal amount of the 9 5/8% Senior Notes.
17. Related Party Transactions
During the nine months ended September 30, 2010, Brigham incurred costs of approximately $7.2 million in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At September 30, 2010, Brigham had a liability recorded in accounts payable of approximately $546,000, related to services performed by this company.
During the nine months ended September 30, 2010, Brigham incurred costs of $50,728 for design and development services related to the Brigham North Dakota office and warehouse complex. The services are being provided by Decker Design & Development PC. The owner is married to a sister of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2009 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2010 and September 30, 2009. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2009 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
Commencing in late 2005 we began acquiring acreage within the Williston Basin in North Dakota and Montana. As of September 30, 2010, we have approximately 368,400 net leasehold acres in the Williston Basin. In late 2007, the majority of our drilling capital expenditures shifted from our historically active areas in the Onshore Gulf Coast, the Anadarko Basin and West Texas to the Williston Basin, where we are currently targeting the Bakken, Three Forks and Red River objectives. Through the third quarter 2010, we had invested in excess of $500 million on drilling, land and seismic in this region.
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
Overview of Third Quarter 2010 Financial Results
In the third quarter 2010, the average sales price that we received for crude oil, excluding realized and unrealized derivative hedging results, was $67.07 per barrel, which represents a 12% per barrel increase from that in the third quarter 2009. In the third quarter 2010, the average sales price that we received for natural gas, excluding realized and unrealized derivative hedging results, was $4.98 per Mcf, which represents a 47% per Mcf increase from that in the third quarter 2009.
Our third quarter 2010 production volumes were 8,509 barrels of equivalent per day, which represents a 64% increase from last year’s third quarter production volumes of 5,200 barrels of equivalent per day and a 10% increase from our second quarter 2010 production volumes of 7,756 barrels of oil equivalent per day. Crude oil represented 75% of our production volumes in the third quarter 2010 as compared to 50% of our production volumes in the third quarter 2009 and 72% of our second quarter 2010 production volumes. Both the increase in our production volumes and the increase in crude oil as a percent of total production volumes were as a result of our increased level of drilling activity and the success of such activity in the Williston Basin targeting the Bakken and Three Forks objectives.
Our third quarter 2010 production volumes include approximately 7,395 barrels of crude oil added to inventory during the quarter. Adjusting our third quarter 2010 production volumes for our increased level of inventory resulted in sales volumes of 8,427 barrels of equivalent per day in the third quarter 2010 versus sales volumes of 5,200 barrels of equivalent per day in the third quarter 2009.

Our third quarter 2010 crude oil revenue, including hedge settlements but excluding unrealized hedging gains and losses, was up $24.4 million, or 181%, compared to the third quarter 2009. Crude oil revenue increased $19.7 million due to higher sales volumes, $4.2 million due to higher crude oil prices and $0.5 million due to higher hedge settlements.
Our third quarter 2010 natural gas revenue, including hedge settlements but excluding unrealized hedging gains and losses, increased $1.0 million from the third quarter 2009. Natural gas revenue increased $1.9 million due to higher natural gas prices, but was offset by lower sales volumes, which lowered natural gas revenue by $0.8 million as compared to that in the third quarter 2009.
Third quarter 2010 operating income was $9.4 million versus $4.8 million in the third quarter last year. The increase in operating income was primarily attributable to increases in crude oil sales volumes, crude oil and natural gas sales prices and higher hedge settlements. These increases to operating income were partially offset by higher unrealized hedging losses, lower natural gas sales volumes and higher operating costs, including higher depletion, production taxes, lease operating expenses, and general and administrative expenses.
As of September 30, 2010, we had $315.3 million in cash, cash equivalents and short term investments and $1.02 billion in total assets. Short term investments totaling $189.3 million in government sponsored entity and investment grade corporate bonds, notes and commercial paper are held at UBS Financial Services, Inc. Maturity dates are staggered to meet anticipated funding needs, and we expect to hold these investments to maturity. All of our investments are subject to market risks if sold prior to maturity and the credit risks of the issuers. Our UBS portfolio at September 30, 2010 also includes approximately $52.4 million in cash equivalents. Our cash is held in commercial bank accounts. See Note 7 for a discussion of the fair value of these investments and instruments.
Overview of Third Quarter 2010 and Recent Fourth Quarter 2010 Operational Results
Williston Basin
At the beginning of the third quarter 2010, we had five operated rigs running in the Williston Basin and added our sixth operated rig in October 2010. After adding our sixth rig, four of the operated rigs were primarily drilling wells in our Rough Rider project area in Williams and McKenzie Counties, North Dakota. The two remaining operated rigs were drilling wells in our Ross project area in Mountrail County, North Dakota. In September 2010, we added additional fracture stimulation crew capacity, which should allow us to fracture stimulate and bring on line to production up to six operated wells per month. The following table summarizes our completions in the Williston Basin since the end of the second quarter 2010.

				Frac	IP	30 Day
Well Name	County	Objective	~WI%	Stages	(Boe/d)	Average (Boe/d)**

Brad Olson 9-16 #2H	Williams	Bakken	56%*	32	2,717	NA
Smith Farms 23-14 #1H	Williams	Bakken	82%	32	2,417	NA
Abelmann 23-14 #1H	McKenzie	Bakken	53%	33	4,169	NA
Clifford Bakke 26-35 #1H	Mountrail	Bakken	43%	38	5,061	NA
Boots 13-24 #1H	Williams	Bakken	74%	31	1,946	662
Larsen 3-10 #1H	Williams	Bakken	72%	31	3,090	1,034
Domaskin 30-31 #1H	Mountrail	Bakken	65%	38	4,675	NA
State 36-1 #2H	Williams	Three Forks	30%*	31	2,356	NA
Sukut 28-33 #1H	Williams	Bakken	42%*	32	1,959	801
Abe Owan 21-16 #1H	Williams	Bakken	57%	37	2,213	796
Weisz 11-14 #1H	Williams	Bakken	52%	37	2,278	1,014
Wright 4-33 #1H	Mountrail	Bakken	88%	38	3,660	1,322
Michael Owan 26-35 #1H	Williams	Bakken	87%	33	2,931	889
Sedlacek Trust 33-4 #1H	McKenzie	Bakken	48%*	30	2,695	826
Rogney 17-8 #1H	Roosevelt	Bakken	100%	30	909	355
Averages					2,872	855

*	Rough Rider drilling participation agreement well where our working interest is anticipated to increase upon payout.

**	Excludes any days well was down for remediation.

Results for the Three and Nine Months Ended September 30, 2010
Comparison of the three month and nine month periods ended September 30, 2010 and 2009.
Production volumes

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Crude oil (MBbls)(1)	572	144%	235	1,394	144%	572
Natural gas (MMcf)	1,163	(17%)	1,401	3,344	(29%)	4,703
Total (MBoe)(2)	766	64%	468	1,952	44%	1,356
Average daily production (Boe/d)(3)	8,509	64%	5,200	7,228	44%	5,022

(1)	Includes approximately 7,395 barrels of crude oil produced in the Williston Basin during the third quarter 2010 and added to crude oil inventory during the third quarter 2010. Includes approximately 17,496 barrels of crude oil produced in the Williston Basin during the first nine months 2010. Ending inventory as of the first nine months 2009 was not material.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 75% of our third quarter 2010 production volumes and 71% of our first nine months 2010 production volumes, compared to 50% in the third quarter 2009 and 42% in the first nine months 2009.
Sales Volumes (Production volumes less the Incremental Change in Inventory)

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Crude oil (MBbls)(1)	565	140%	235	1,377	141%	572
Natural gas (MMcf)	1,163	(17%)	1,401	3,344	(29%)	4,703
Total (MBoe)(2)	758	62%	468	1,934	43%	1,356
Average daily production (Boe/d)(3)	8,427	62%	5,200	7,163	43%	5,022

(1)	Excludes approximately 7,395 barrels of crude oil produced in the Williston Basin during the third quarter 2010 and added to crude oil inventory at the end of the third quarter 2010. Excludes approximately 17,496 barrels of crude oil produced in the Williston Basin during the first nine months 2010. Ending inventory as of the first nine months 2009 was not material.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 75% of our third quarter 2010 sales volumes and 71% of our first nine months 2010 sales volumes, compared to 50% in the third quarter 2009 and 42% in the first nine months 2009.

Revenues, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Oil revenue:
Oil revenue	$37,868	170%	$14,010	$95,161	239%	$28,065
Oil derivative settlement gains (losses)	—	(100%)	(538)	(228)	NM	322

Oil revenue including derivative settlements	$37,868	181%	$13,472	$94,933	234%	$28,387
Oil derivative unrealized gains (losses)	(8,746)	NM	1,278	(3,183)	4%	(3,063)

Oil revenue including derivative settlements and unrealized gains (losses)	$29,122	97%	$14,750	$91,750	262%	$25,324
Natural gas revenue:
Natural gas revenue	$5,795	22%	$4,737	$17,996	2%	$17,700
Natural gas derivative settlement gains (losses)	757	(5%)	798	2,428	(72%)	8,745

Natural gas revenue including derivative settlements	$6,552	18%	$5,535	$20,424	(23%)	$26,445
Natural gas derivative unrealized gains (losses)	932	NM	(424)	1,922	NM	(2,974)

Natural gas revenue including derivative settlements and unrealized gains (losses)	$7,484	46%	$5,111	$22,346	(5%)	$23,471
Oil and natural gas revenue:
Oil and natural gas revenue	$43,663	133%	$18,747	$113,157	147%	$45,765
Oil and natural gas derivative settlement gains (losses)	757	191%	260	2,200	(76%)	9,067

Oil and natural gas revenue including derivative settlements	44,420	134%	19,007	115,357	110%	54,832
Oil and natural gas derivative unrealized gains (losses)	(7,814)	NM	854	(1,261)	(79%)	(6,037)

Oil and natural gas revenue including derivative settlements and unrealized gains (losses)	36,606	84%	19,861	114,096	134%	48,795
Other revenue	4	(33%)	6	17	(76%)	72

Total revenue	$36,610	84%	$19,867	$114,113	134%	$48,867

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Average oil prices:
Oil price (per Bbl)	$67.07	12%	$59.74	$69.12	41%	$49.06
Oil price including derivative settlement gains (losses) (per Bbl)	67.07	17%	57.45	68.97	39%	49.62
Oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$51.58	(18%)	$62.90	$66.64	51%	$44.27
Average natural gas prices:
Natural gas price (per Mcf)	$4.98	47%	$3.38	$5.38	43%	$3.76
Natural gas price including derivative settlement gains (losses) (per Mcf)	5.63	43%	3.95	6.11	9%	5.62
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$6.44	76%	$3.65	$6.68	34%	$4.99
Average oil equivalent prices:
Oil equivalent price (per Boe)	$57.57	44%	$40.06	$58.51	73%	$33.75
Oil equivalent price including derivative settlement gains (losses) (per Boe)	58.57	44%	40.61	59.64	47%	40.44
Oil equivalent price including derivative settlements and unrealized gains (losses) (per Boe)	$48.27	14%	$42.44	$58.99	64%	$35.98

	For the three	For the nine
	month periods	month periods
	ended September 30,	ended September 30,
	2010 and 2009	2010 and 2009

Change in revenue from the sale of oil
Volume variance impact	$19,720	$39,477
Price variance impact	4,138	27,619
Cash settlement of hedging contracts	538	(550)
Unrealized hedge gain or loss	(10,024)	(120)

Total change	$14,372	$66,426

Change in revenue from the sale of natural gas
Volume variance impact	$(807)	$(5,125)
Price variance impact	1,865	5,421
Cash settlement of hedging contracts	(41)	(6,317)
Unrealized hedge gain or loss	1,356	4,896

Total change	$2,373	$(1,125)

Change in revenue from the sale of oil and natural gas
Volume variance impact	$18,913	$34,353
Price variance impact	6,003	33,039
Cash settlement of hedging contracts	497	(6,867)
Unrealized hedge gain or loss	(8,668)	4,776

Total change	$16,745	$65,301

Third quarter 2010 crude oil and natural gas revenues, including derivative cash settlements and unrealized gains (losses), increased $16.7 million when compared to that in the third quarter 2009. The change in revenues was attributable to the following:
•	an increase in crude oil production resulting from our drilling activities in the Williston Basin, which was partially offset by a decrease in our natural gas volumes due to the natural decline of our wells, drove a $18.9 million increase in crude oil and natural gas revenues;
•	a 44% increase in pre-hedge per Boe sales prices resulted in a $6.0 million increase in revenues;
•	a $0.8 million gain from the settlement of derivative contracts in the third quarter 2010 versus a $0.3 million gain from the settlement of derivative contracts in third quarter 2009 increased revenues by $0.5 million; and
•	a $7.8 million unrealized derivative loss in third quarter 2010 versus a $0.9 million unrealized derivative gain in third quarter 2009 decreased revenues by $8.7 million.
First nine months 2010 crude oil and natural gas revenues, including derivative cash settlements and unrealized gains (losses), increased $65.3 million when compared to that in the first nine months 2009. The change in revenues was attributable to the following:
•	an increase in crude oil production resulting from our drilling activities in the Williston Basin, which was partially offset by a decrease in our natural gas volumes due to the natural decline of our wells, drove a $34.4 million increase in crude oil and natural gas revenues;
•	a 73% increase in pre-hedge per Boe sales prices resulted in a $33.0 million increase in revenues;
•	a $1.2 million unrealized derivative loss in first nine months 2010 versus a $6.0 million unrealized derivative loss in first nine months 2009 increased revenues by $4.8 million; and
•	a $2.2 million gain from the settlement of derivative contracts in the first nine months 2010 versus a $9.1 million gain from the settlement of derivative contracts in first nine months 2009 decreased revenues by $6.9 million.
Hedging. We utilize collars, three way costless collars, puts and swaps to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during the third quarter and first nine months 2010 and 2009 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Oil collars
Volumes (Bbls)	322,000	250%	92,000	678,000	381%	141,000
Average floor price ($ per Bo)	$63.92	13%	$56.39	$61.88	0%	$61.67
Average ceiling price ($ per Bo)	$94.60	27%	$74.78	$91.64	11%	$82.49
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(11)	$(228)	NM	$1,115

Oil swaps
Volumes (Bbls)	—	(100%)	30,000	—	(100%)	60,000
Average swap price ($ per Bo)	$—	(100%)	$50.75	$—	(100%)	$50.75
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(527)	$—	(100%)	$(793)

Total oil
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$(538)	$(228)	NM	$322

Natural gas collars
Volumes (MMbtu)	690,000	NM	—	1,800,000	80%	1,000,000
Average floor price ($ per MMbtu)	$5.51	NM	$—	$5.50	(30%)	$7.81
Average ceiling price ($ per MMbtu)	$7.02	NM	$—	$7.02	(25%)	$9.32
Gain (loss) upon settlement ($ in thousands)	$757	NM	$—	$1,855	(69%)	$5,936

Natural gas three ways
Volumes (MMbtu)	—	0%	—	390,000	77%	220,000
Average floor price ($ per MMbtu)	$—	0%	$—	$6.96	(6%)	$7.44
Average ceiling price ($ per MMbtu)	$—	0%	$—	$8.62	(13%)	$9.86
Average price — written puts ($ per MMbtu)	$—	0%	$—	$4.58	0%	$4.58
Gain (loss) upon settlement ($ in thousands)	$—	0%	$—	$573	(42%)	$996

Natural gas swaps
Volumes (MMbtu)	—	(100%)	1,126,000	—	(100%)	2,188,000
Average swap price ($ per MMbtu)	$—	(100%)	$4.138	$—	(100%)	$4.349
Gain (loss) upon settlement ($ in thousands)	$—	(100%)	$798	$—	(100%)	$1,813

Total gas
Gain (loss) upon settlement ($ in thousands)	$757	(5%)	$798	$2,428	(72%)	$8,745
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

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Three months ended September 30,			Three months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Production costs:
Operating & maintenance	$4.58	(18%)	$5.59	$3,470	33%	$2,616
Expensed workovers	0.32	(57%)	0.75	244	(30%)	351
Ad valorem taxes	0.33	(51%)	0.67	250	(20%)	312

Lease operating expenses	$5.23	(25%)	$7.01	$3,964	21%	$3,279

Production taxes	5.61	69%	3.31	4,250	174%	1,551

Production costs	$10.84	5%	$10.32	$8,214	70%	$4,830

Third quarter 2010 per unit of production costs increased $0.52 per Boe, or 5%, when compared to that in the third quarter last year, mainly due to the following:
•	production taxes increased $2.30 per Boe, or 69%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to a 11.5% tax rate;
•	operating and maintenance expenses decreased $1.01 per Boe, or 18%, primarily due to higher production volumes; and
•	expensed workovers decreased $0.43 per Boe, or 57%, due to a lower number of workovers.

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Nine months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009

Production costs:
Operating & maintenance	$4.61	(25%)	$6.13	$8,915	7%	$8,313
Expensed workovers	1.56	43%	1.09	3,019	105%	1,476
Ad valorem taxes	0.39	(38%)	0.63	750	(13%)	862

Lease operating expenses	$6.56	(17%)	$7.85	$12,684	19%	$10,651

Production taxes	5.51	133%	2.36	10,658	233%	3,196

Production costs	$12.07	18%	$10.21	$23,342	69%	$13,847
First nine months 2010 per unit of production costs increased $1.86 per Boe, or 18%, when compared to the first nine months last year mainly due to the following:
•	production taxes increased $3.15 per Boe, or 133%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to a 11.5% tax rate;
•	expensed workovers increased $0.47 per Boe, or 43%, with the majority of the increase due to several workovers of our conventional Gulf Coast and Anadarko Basin natural gas wells; and
•	operating and maintenance expenses decreased $1.52 per Boe, or 25%, primarily due to higher production volumes.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(In thousands, except per unit measurements)

General and administrative costs	$6,255	60%	$3,901	$17,503	50%	$11,660
Capitalized general and administrative costs	(3,000)	65%	(1,819)	(8,451)	63%	(5,192)

General and administrative expenses	$3,255	56%	$2,082	$9,052	40%	$6,468

General and administrative expense ($ per Boe)	$4.29	(4%)	$4.45	$4.68	(2%)	$4.77
Our general and administrative costs prior to capitalization for the third quarter and the first nine months of 2010 increased primarily because of an increase in employee compensation costs, which is partially associated with increased levels of employee bonuses and bonus accruals as we re-instated our performance bonus plan in 2010 after suspending the plan in 2009.

Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$15,312	95%	$7,835	$38,770	62%	$23,901
Depletion of oil and natural gas properties ($ per Boe)	$20.20	21%	$16.74	$20.05	14%	$17.63
Our depletion expense for the third quarter 2010 was $7.5 million higher than that in the third quarter 2009. Our higher sales volumes increased depletion expense by $4.9 million and our higher depletion rate increased depletion expense by $2.6 million.
Our depletion expense for the first nine months 2010 was $14.9 million higher than that in the first nine months 2009. Our higher sales volumes increased depletion expense by $10.2 million and our higher depletion rate increased depletion expense by $4.7 million.
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
The downward trend in natural gas prices experienced in the second half of 2008 continued into the first quarter of 2009. On December 31, 2008, the Henry Hub natural gas cash price was $5.71 per MMbtu and on March 31, 2009 the natural gas cash price was $3.63 per MMbtu. Lower natural gas prices during the first quarter 2009 resulted in our capitalized costs, net of accumulated depreciation, of our crude oil and natural gas properties exceeding the discounted present value of our estimated proved reserves using a 10% discount rate. As such, we recorded a before tax ceiling test write-down of $114.8 million during the first nine months of 2009.
Inventory Valuation. Our non-cash loss in the first nine months 2009 was attributable to the $2.2 million lower of cost or market write-down of oil country tubular goods (OCTG). Market prices of OCTG experienced a substantial reduction in 2009 associated with lower steel costs, oversupply of OCTG and reduced levels of drilling activity.
Net interest expense. Interest on our 9 5/8% Senior Notes, and subsequent to the purchase and redemption of our 9 5/8% Senior Notes, our 8 3/4% Senior Notes, and our Senior Credit Facility represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our Senior Credit Facility. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend or retire existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(In thousands)

Interest on Senior Notes	$3,977	3%	$3,850	$11,677	1%	$11,550
Interest on Senior Credit Facility	—	(100%)	1,063	—	(100%)	3,089
Commitment fees	161	519%	26	487	586%	71
Dividend on mandatorily redeemable preferred stock	—	(100%)	153	269	(41%)	453
Amortization of deferred loan and debt issuance cost	435	(8%)	475	1,398	32%	1,056
Other general interest expense	—	(100%)	14	101	237%	30
Capitalized interest expense	(2,515)	137%	(1,060)	(6,039)	80%	(3,350)

Net interest expense	$2,058	(54%)	$4,521	$7,893	(39%)	$12,899

Weighted average debt outstanding	$166,331	(41%)	$280,101	$168,091	(44%)	$298,819

Average interest rate on outstanding indebtedness (a)	9.9%		7.2%	10.0%		6.8%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Third quarter 2010 interest expense was $2.5 million lower than the corresponding period last year due to a $1.0 million decrease in interest expense largely associated with lower levels of debt outstanding on our Senior Credit Facility subsequent to its repayment in October 2009 in conjunction with our common stock offering. Interest expense was also lower as our capitalized interest expense increased $1.5 million associated with our higher level of activity in the Williston Basin.
First nine months 2010 interest expense was $5.0 million lower than the corresponding period last year primarily due to a $3.1 million decrease in interest expense associated with lower levels of debt outstanding on our Senior Credit Facility subsequent to its repayment in October 2009 in conjunction with our common stock offering. Interest expense was also lower as our capitalized interest expense increased $2.7 million associated with our higher level of activity in the Williston Basin. These decreases to interest expense were partially offset by a $0.3 million increase in deferred loan and debt issuance costs associated with the July 2009 amendment of our Senior Credit Facility and a $0.4 million increase in commitment fees as our Senior Credit Facility was undrawn for the first nine months of 2010.
Other income (expense).
Other income (expense) included:

	Three months ended September 30,			Nine months ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(In thousands)
Other income (expense):
Total other income	$1,250	213%	$400	$3,116	546%	$482

Other income increased as a result of higher levels of drilling equipment rental income in the Williston Basin. Third quarter 2009 other income (expense) includes a $0.3 million gain from the sale of pipe inventory.
Income taxes. We recorded no federal or state income tax expense in the third quarter of this year, compared to no federal income tax expense and $0.3 million in deferred state income tax expense in the third quarter last year. We recorded no federal or state income tax expense for the first nine months 2010, compared to no federal income tax expense and $0.3 million in deferred state income tax expense for the first nine months 2009. For the first nine months 2010, our effective tax rate on book net income was 0%. This was lower than the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance on our deferred tax asset.

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
Largely as a result of acreage acquisitions announced in the third quarter 2010, we announced a further increase in our exploration and development capital budget in August 2010 to approximately $404.0 million. We further increased our exploration and development capital budget in November 2010 to $466.1 million, largely as a result of drilling seven additional net wells in the Williston Basin.
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

The table below summarizes our 2010 exploration and development capital budget revised in November 2010, the amount spent through September 30, 2010 and the amount of our 2010 exploration and development capital budget that remains to be spent.

		Amount
	November	Spent Through
	2010	September 30,	Amount
	Budget	2010	Remaining (a)
	(In millions)
Drilling	$315.8	$198.0	$117.8
Field level infrastructure (b)	36.0	16.3	19.7
Land and seismic	51.2	40.1	11.1
Acreage acquisitions	63.1	63.1	—

Exploration and development capital budget	$466.1	$317.5	$148.6

(a)	Calculated based on the November 2010 exploration and development capital budget less amounts spent through September 30, 2010.

(b)	Oil and natural gas pipeline capital expenditures are recorded on our balance sheet in oil and natural gas properties. Salt water disposal and fresh water pipelines are recorded on our balance sheet in other property and equipment.

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
Senior Notes
As of September 30, 2010, we had $300 million of 8 3/4% Senior Notes outstanding and $5.6 million of 9 5/8% Senior Notes outstanding. On September 27, 2010, we issued $300 million in 8 3/4 Senior Notes that have an 8.75% interest rate and mature in October 2018. In connection with the issuance of the 8 3/4% Senior Notes, we tendered for and purchased $154.4 million of our 9 5/8% Senior Notes on September 27, 2010. The remaining $5.6 million in 9 5/8% Senior Notes outstanding at the end of the third quarter 2010 were called for redemption and successfully redeemed on October 8, 2010.
Our 8 3/4 % Senior Notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Beginning April 2011, we will pay 8.75% interest on the $300 million outstanding. Future interest payments are due semi-annually in arrears in October and April of each year beginning April 2011.
The 8 3/4 Senior Notes are our unsecured senior obligations, and:
•	rank equally in right of payment with all our existing and future senior indebtedness;
•	rank senior to all of our future subordinated indebtedness; and
•	are effectively junior in right of payment to all of our and the Guarantors’ existing and future secured indebtedness, including debt of our Senior Credit Facility.
The Indenture governing the 8 3/4% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 8 3/4% Senior Notes may declare all outstanding 8 3/4% Senior Notes to be due and payable immediately.
Additionally, the Indenture governing the 8 3/4% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 8 3/4% Senior Notes as of September 30, 2010.
Senior Credit Facility
Our Senior Credit Facility provides for revolving credit borrowings up to $200 million. Our current borrowing base is $110 million. As of September 30, 2010 and as of the date of the filing of this report, we had no amounts outstanding.
Covenants under our 8 3/4% Senior Notes preclude us from incurring additional debt under the Senior Credit Facility to the extent our total debt under the Senior Credit Facility exceeds the greater of (1) $200 million and (2) the sum of $100 million plus 30% of a calculated proved PV10 value based on SEC prices used in our year-end reserve report, as defined in our Indenture, which is referred to as Adjusted Consolidated Net Tangible Assets.
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
We are also required to pay a quarterly commitment fee on the average daily unused portion of the borrowing base. The commitment fees we pay are reset quarterly and are subject to change as the percentage of the available borrowing base that we utilize changes. The margins and commitment fees that we pay are 0.5% at September 30, 2010.
Our Senior Credit Facility also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our Senior Credit Facility, our current ratio must be at least 1.0 to 1, our interest coverage ratio for the four most recent quarters as of September 30, 2010 must be at least 2.5 to 1 and our net leverage ratio for the quarters ending through September 30, 2010 must not be greater than 4.5 to 1, for the quarters ending December 31, 2010 through March 31, 2011 must not be greater than 4.25 to 1, and thereafter must not be greater than 4.0 to 1. As of September 30, 2010, we were in compliance with all covenant requirements in connection with our Senior Credit Facility.
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Nine months ended September 30,
	2010	%Change	2009
	(In thousands)

Net income (loss)	$29,112	NM	$(125,540)
Non-cash items	55,556	(63%)	148,399
Changes in working capital and other items	8,553	2%	8,352

Cash flows provided by operating activities	$93,221	199%	$31,211
Cash flows used by investing activities	(408,241)	478%	(70,592)
Cash flows provided by financing activities	400,243	625%	55,216

Net increase in cash and cash equivalents	$85,223	438%	$15,835

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
For the first nine months 2010, cash flows provided by operating activities increased by 199% from the same period last year. The increase in operating cash flow is primarily attributable to the increase in commodity prices, higher levels of crude oil sales volumes and cash provided by working capital. These increases to operating cash flow were partially offset by lower natural gas sales volumes and by higher production taxes, lease operating expense and general and administrative expense.

Analysis of changes in cash flows used in investing activities

	Nine months ended September 30,
	2010	%Change	2009
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$197,970	426%	$37,610
Field level infrastructure (a)	16,259	NM	—
Land and seismic and acreage acquisitions	103,172	NM	(3,212)
Capitalized cost	14,489	70%	8,543
Capitalized asset retirement obligation	547	81%	302

Total	$332,437	669%	$43,243

Reconciling Items:
Asset sale proceeds including ARO liability reduction	$(13,706)	NM	$—
Change in accrued drilling costs	$(41,605)	NM	$9,338
Change in drilling advances paid	1,397	NM	(171)
Change in restricted cash	—	(100%)	9,464
Change in short term investments	111,035	1,154%	8,852
Change in other property and equipment (b)	4,500	NM	—
Change in inventory	14,805	NM	—
Other	(622)	364%	(134)

Total Reconciling Items	75,804	177%	27,349

Net cash used in investing activities	$408,241	478%	$70,592

(a)	Oil and natural gas pipeline capital expenditures are recorded on our balance sheet in oil and natural gas properties. Salt water disposal and fresh water pipelines are recorded on our balance sheet in other property and equipment.

(b)	Excludes approximately $9.3 million in salt water disposal and fresh water pipelines included in field level infrastructure.
Net cash used by investing activities in the first nine months 2010 increased by $337.6 million, or 478%, over the same period in 2009. The following were the main reasons for the change:
•	drilling expenditures increased by $160.4 million;
•	field level infrastructure increased by $16.3 million;
•	land and seismic and acreage acquisition expenditures increased by $106.4 million;
•	capitalized costs increased by $5.9 million;
•	the sale of our West Texas assets reduced cash used in investing activities by $13.7 million;
•	the change in accrued drilling costs decreased cash used in investing activities by $50.9 million;
•	the change in short term investments increased cash used in investing activities by $102.2 million;
•	the change in other property and equipment increased cash used in investing activities by $4.5 million; and
•	the change in inventory increased cash used in investing activities by $14.8 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first nine months of 2010 was 625% greater than the first nine months of 2009. During the first nine months 2010, we received net proceeds of $277.5 million from our April 2010 common stock offering and $146.5 million from our September 2010 8 3/4% Senior Notes offering. During the first nine months 2009, we received net proceeds of $93.5 million related to our May 2009 common stock offering.

Common Stock Transactions
The following is a list of common stock transactions that occurred in the nine months ended September 30, 2010 and 2009.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2010 common stock transactions:
Common stock offering (April)	16,100,000	$277,547
Exercise of employee stock options	487,107	$2,484

2009 common stock transactions:
Common stock offering (May)	36,292,117	$93,523
Exercise of employee stock options	100,300	$474
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
Forward-looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from crude oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in crude oil and natural gas production, the number of wells we anticipate drilling during 2010 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in crude oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2009 and our Form 10-Q reports for the quarters ended March 31, 2010 and June 30, 2010, including, but not limited to, the Risk Factors identified in Item 1A. of such reports. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

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
During the first nine months of 2010 and 2009, we were party to crude oil costless collars, crude oil swaps, crude oil puts, natural gas costless collars, natural gas three-way costless collars and natural gas swaps.
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

The following tables reflect our open crude oil and natural gas contracts as of September 30, 2010, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Barrels)	(Nymex)	(Nymex)
Crude Oil Costless Collars
10/01/10 - 12/31/10	30,000	$48.70	$80.00
10/01/10 - 12/31/10	24,000	$57.50	$82.15
10/01/10 - 12/31/10	9,000	$60.00	$86.50
01/01/11 - 12/31/11	84,000	$65.00	$88.25
10/01/10 - 12/31/10	3,000	$70.00	$88.50
10/01/10 - 12/31/10	15,000	$60.00	$88.80
01/01/11 - 12/31/11	60,000	$60.00	$97.25
01/01/11 - 12/31/11	60,000	$65.00	$108.00
01/01/11 - 06/30/11	18,000	$65.00	$97.50
10/01/10 - 12/31/10	9,000	$60.00	$96.00
10/01/10 - 12/31/10	6,000	$60.00	$100.00
10/01/10 - 12/31/10	6,000	$65.00	$107.70
01/01/11 - 12/31/11	48,000	$70.00	$106.80
10/01/10 - 12/31/10	12,000	$70.00	$101.75
01/01/11 - 12/31/11	48,000	$75.00	$102.60
07/01/11 - 12/31/11	12,000	$75.00	$103.00
10/01/10 - 12/31/10	15,000	$65.00	$94.25
01/01/11 - 06/30/11	24,000	$70.00	$92.50
07/01/11 - 09/30/11	9,000	$70.00	$95.00
10/01/11 - 12/31/11	6,000	$70.00	$96.35
01/01/11 - 02/28/11	10,000	$70.00	$92.00
10/01/10 - 12/31/10	9,000	$70.00	$91.50
01/01/11 - 07/31/11	21,000	$70.00	$94.80
10/01/10 - 11/30/10	6,000	$70.00	$95.50
01/01/11 - 03/31/11	9,000	$75.00	$93.50
07/01/11 - 12/31/11	12,000	$75.00	$95.15
10/01/10 - 12/31/10	15,000	$75.00	$101.00
01/01/11 - 12/31/11	36,000	$75.00	$104.30
01/01/12 - 06/30/12	60,000	$75.00	$106.90
10/01/10 - 10/31/10	5,000	$75.00	$101.00
01/01/11 - 02/28/11	8,000	$75.00	$103.50
03/01/11 - 04/30/11	16,000	$75.00	$104.50
01/01/11 - 12/31/11	36,000	$65.00	$100.00
10/01/10 - 07/31/12	335,000	$65.00	$97.20
10/01/10 - 07/31/12	335,000	$65.00	$98.55
10/01/10 - 07/31/12	335,000	$65.00	$100.00
10/01/10 - 07/31/12	335,000	$65.00	$100.40
03/01/11 - 08/31/11	46,000	$65.00	$94.80
09/01/11 - 12/31/11	61,000	$65.00	$97.40
01/01/12 - 06/30/12	182,000	$65.00	$99.25
09/01/11 - 12/31/11	61,000	$65.00	$99.00
03/01/11 - 08/31/11	46,000	$65.00	$96.75
01/01/12 - 06/30/12	91,000	$65.00	$101.00
01/01/12 - 06/30/12	182,000	$65.00	$100.75
01/01/12 - 06/30/12	91,000	$65.00	$102.75
07/01/12 - 07/31/12	62,000	$65.00	$102.25
05/01/11 - 12/31/11	122,500	$65.00	$100.00
07/01/12 - 07/31/12	31,000	$65.00	$105.25
05/01/11 - 12/31/11	122,500	$65.00	$106.50
11/01/10 - 02/28/11	60,000	$65.00	$98.75
01/01/11 - 12/31/11	182,500	$65.00	$100.00
01/01/12 - 06/30/12	136,500	$65.00	$107.25
07/01/12 - 09/30/12	92,000	$65.00	$109.40
08/01/12 - 09/30/12	61,000	$65.00	$110.25
08/01/12 - 09/30/12	61,000	$65.00	$112.00
10/01/12 - 10/31/12	62,000	$65.00	$112.65
01/01/12 - 07/31/12	106,500	$65.00	$110.00

	Crude	Purchased
	Oil	Put
Settlement Period	(Barrels)	(Nymex)
Crude Oil Floors
01/01/11 - 06/30/12	273,500	$65.00
01/01/11 - 06/30/12	273,500	$65.00

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/10 - 03/31/11	240,000	$6.50	$8.25
10/01/10 - 12/31/10	210,000	$5.15	$7.00
10/01/10 - 03/31/11	420,000	$6.40	$7.80
01/01/11 - 12/31/11	360,000	$5.75	$7.65
01/01/11 - 12/31/11	480,000	$5.75	$7.40
04/01/11 - 12/31/11	360,000	$5.00	$6.55

The following table reflects commodity derivative contracts entered into subsequent to September 30, 2010, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Crude	Written
	Oil	Call
Settlement Period	(Barrels)	(Nymex)
Crude Oil Calls*
01/01/11 - 06/30/11	90,500	$95.00
01/01/11 - 06/30/11	90,500	$97.50
*	Written calls convert floors included within hedges outstanding as of September 30, 2010 to collars.

	Crude	Purchased
	Oil	Put
Settlement Period	(Barrels)	(Nymex)
Crude Oil Floors
07/01/11 - 06/30/12	91,500	$65.00
07/01/11 - 06/30/12	91,500	$65.00

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As discussed in Note 4 of Notes to the Consolidated Financial Statements included in Part I. Financial Statements, we are party to various legal actions arising in the ordinary course of business and does not expect these matters to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1.A. of our report on Form 10-K for the year ended December 31, 2009 or our reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the third quarter 2010, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
September 2010	11,736	$16.955

TOTAL	11,736	$16.955
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

4.2
Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

4.3
Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company, filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 (filed March 23, 2001) and incorporated herein by reference)

4.4
Certificate of Elimination of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed August 9, 2010 (filed as Exhibit 3.7 to Brigham’s Current Report on Form 8-K (filed August 10, 2010) and incorporated herein by reference

4.5
Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003) and incorporated herein by reference)

4.6
Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004, (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004) and incorporated herein by reference)

4.7
Indenture, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed April 24, 2006) and incorporated herein by reference)

4.8
Notations of Guarantees, dated April 20, 2006, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K (filed April 24, 2006) and incorporated herein by reference)

4.9	Rule 144A 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K (filed April 24, 2006) and incorporated herein by reference)

4.10	Reg S 9 5/8% Senior Notes due 2014, dated April 20, 2006 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K (filed April 24, 2006) and incorporated herein by reference)

4.11
Notations of Guarantees dated as of April 9, 2007, among Brigham Exploration Company, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.2 to Brigham’s Current Report on Form 8-K (filed April 13, 2007) and incorporated in by reference)

4.12	Rule 144A 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.3 to Brigham’s Current Report on Form 8-K (filed April 13, 2007) and incorporated in by reference)

4.13	Reg S 9 5/8% Senior Notes due 2014 (filed as Exhibit 4.4 to Brigham’s Current Report on Form 8-K (filed April 13, 2007) and incorporated herein by reference)

4.14
Rights Agreement, dated as of December 10, 2008, between Brigham Exploration Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

4.15
Certificate of Designations of Series C Junior Participating Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

4.16
Certificate of Elimination of Certificate of Designations of Series C Junior Preferred Stock of Brigham Exploration Company effective March 9, 2010 (filed as Exhibit 3.6 to Brigham’s Current Report on Form 8-K (filed March 15, 2010) and incorporated herein by reference)

4.17
First Supplemental Indenture, dated September 27, 2010, among the Company, the Guarantors and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.16 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.18
Indenture, dated September 27, 2010, among the Company, the Guarantors and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.17 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.19	Rule 144A 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.18 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.20	Regulation S 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.19 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.21
Registration Rights Agreement, dated September 27, 2010, among the Company, the Guarantors and the Initial Purchasers (filed as Exhibit 4.20 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

10.48
Seventh Amendment and Consent to the Fourth Amended and Restated Credit Agreement dated as of June 29, 2005 between the Company and the banks named therein (filed as Exhibit 10.48 to Brigham’s Current Report on Form 8-K (filed September 13, 2010) and incorporated herein by reference)

10.49
Purchase Agreement dated September 16, 2010 among the Company, the Guarantors and the Initial Purchasers. (filed as Exhibit 10.49 to Brigham’s Current Report on Form 8-K (filed September 20, 2010) and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2010.

BRIGHAM EXPLORATION COMPANY

By:	/s/ BEN M. BRIGHAM
Ben M. Brigham Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr. Executive Vice President and Chief Financial Officer