Form 10-Q
period 2011-03-31
BRIGHAM EXPLORATION CO
filed 2011-05-05
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Class	Outstanding

Common Stock, par value $.01 per share as of May 2, 2011	117,063,422

Brigham Exploration Company
First Quarter 2011 Form 10-Q Report

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$20,586	$23,743
Accounts receivable	88,544	70,368
Short-term investments	172,159	223,991
Inventory	34,377	34,959
Other current assets	7,640	7,796

Total current assets	323,306	360,857

Oil and natural gas properties, using the full cost method including Proved, net of accumulated depletion of $442,631 and $423,691	567,277	486,423
Unproved	207,280	182,933

	774,557	669,356

Other property and equipment, net	47,984	42,837
Deferred loan fees	11,899	9,064
Other noncurrent assets	3,552	3,287

Total assets	$1,161,298	$1,085,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,612	$50,023
Royalties payable	58,129	42,155
Accrued drilling costs	72,671	61,067
Participant advances received	4,867	3,037
Derivative liabilities	31,610	9,442
Other current liabilities	17,858	10,821

Total current liabilities	236,747	176,545

Senior Notes	300,000	300,000

Other noncurrent liabilities	28,634	15,586

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 116,659,765 and 116,564,182 shares issued and 116,367,532 and 116,289,180 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1,168	1,166
Additional paid-in capital	766,780	765,326
Treasury stock, at cost; 292,233 and 275,002 shares at March 31, 2011 and December 31, 2010, respectively	(3,124)	(2,657)
Accumulated other comprehensive income (loss)	95	(9)
Retained earnings (deficit)	(169,002)	(170,556)

Total stockholders’ equity	595,917	593,270

Total liabilities and stockholders’ equity	$1,161,298	$1,085,401

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Oil and natural gas sales	$75,963	$28,930
Gain (loss) on derivatives, net	(35,958)	3,634
Support infrastructure	594	—
Other revenue	2	9

	40,601	32,573

Costs and expenses:
Lease operating	7,720	4,349
Production taxes	7,698	2,508
Support infrastructure	190	—
General and administrative	3,382	3,086
Depletion of oil and natural gas properties	18,940	9,211
Depreciation and amortization	971	233
Accretion of discount on asset retirement obligations	110	105

	39,011	19,492

Operating income (loss)	1,590	13,081

Other income (expense):
Interest income	367	453
Interest expense, net	(3,378)	(2,904)
Other income (expense)	3,154	685

	143	(1,766)

Income (loss) before income taxes	1,733	11,315

Income tax expense:
Current	—	—
Deferred	(179)	—

	(179)	—

Net income (loss)	$1,554	$11,315

Net income (loss) per share available to common stockholders:
Basic	$0.01	$0.11

Diluted	$0.01	$0.11

Weighted average shares outstanding:
Basic	116,359	99,444

Diluted	118,522	101,357

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2010	116,564	$1,166	$765,326	$(2,657)	$(9)	$(170,556)	$593,270
Comprehensive income:
Net income	—	—	—	—	—	1,554	1,554
Unrealized gains (losses) on investments	—	—	—	—	104	—	104
Tax benefit (provisions)	—	—	—	—	—	—	—

Comprehensive income							1,658
Issuance of common stock	—	—	—	—	—	—	—
Exercises of employee stock options	10	1	76	—	—	—	77
Vesting of restricted stock	86	1	(1)	—	—	—	—
Stock based compensation	—	—	1,379	—	—	—	1,379
Repurchases of common stock	—	—	—	(467)	—	—	(467)

Balance, March 31, 2011	116,660	$1,168	$766,780	$(3,124)	$95	$(169,002)	$595,917

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,554	$11,315
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	18,940	9,211
Depreciation and amortization	971	233
Stock based compensation	747	427
Amortization of deferred loan fees and debt issuance costs	526	506
Market value and other adjustments for derivative instruments	36,008	(3,052)
Accretion of discount on asset retirement obligations	110	105
Deferred income taxes	179	—
Other noncash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(18,176)	(11,122)
Other current assets	(759)	212
Accounts payable	1,589	5,874
Royalties payable	15,974	6,784
Participant advances received	1,830	1,057
Other current liabilities	7,037	4,416
Other noncurrent assets and liabilities	(319)	8

Net cash provided by operating activities	66,211	25,973

Cash flows from investing activities:
Additions to oil and natural gas properties	(111,727)	(39,360)
Changes to inventory	276	(275)
Purchases of short term investments	—	(22,839)
Sales of short term investments	51,936	19,663
Additions to other property and equipment	(6,118)	(273)
Decrease (increase) in drilling advances paid	108	174

Net cash provided (used) by investing activities	(65,525)	(42,910)

Cash flows from financing activities:
Deferred loan fees paid and equity costs	(3,453)	(8)
Proceeds from exercise of employee stock options	77	844
Repurchases of common stock	(467)	(204)

Net cash provided (used) by financing activities	(3,843)	632

Net increase (decrease) in cash and cash equivalents	(3,157)	(16,305)
Cash and cash equivalents, beginning of year	23,743	40,781

Cash and cash equivalents, end of period	$20,586	$24,476

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
The accompanying consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated financial statements should be read in conjunction with Brigham’s 2010 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
3. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham.
As of March 31, 2011, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted average common shares outstanding — basic	116,359	99,444
Plus: Potential common shares
Stock options and restricted stock	2,163	1,913

Weighted average common shares outstanding — diluted	118,522	101,357

Stock options excluded from diluted EPS due to the anti-dilutive effect	183	164

5. Income Taxes
Based on estimates of its annual effective tax rate, Brigham has a $0.2 million deferred federal and state income tax expense for the three months ended March 31, 2011. There was no federal or state tax expense (benefit) in 2010.
Brigham has a net deferred tax asset at March 31, 2011, due to its net operating loss carryovers and ceiling test writedowns in the fourth quarter of 2008 and the first quarter of 2009. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After testing to determine if the deferred tax assets would meet the more likely than not criteria, Brigham determined that the valuation allowance should be $61.6 million at March 31, 2011.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at March 31, 2011, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
04/01/11 – 12/31/11	270,000		$5.75	$7.65
04/01/11 – 12/31/11	360,000		$5.75	$7.40
04/01/11 – 12/31/11	360,000		$5.00	$6.55
Oil Costless Collars
04/01/11 – 07/31/12		244,000	$65.00	$97.20
04/01/11 – 07/31/12		244,000	$65.00	$98.55
04/01/11 – 07/31/12		244,000	$65.00	$100.40
04/01/11 – 07/31/12		244,000	$65.00	$100.00
04/01/11 – 06/30/11		9,000	$65.00	$97.50
04/01/11 – 06/30/11		12,000	$70.00	$92.50
04/01/11 – 07/31/11		12,000	$70.00	$94.80
04/01/11 – 12/31/11		63,000	$65.00	$88.25
04/01/11 – 12/31/11		45,000	$60.00	$97.25
04/01/11 – 12/31/11		45,000	$65.00	$108.00
04/01/11 – 12/31/11		36,000	$70.00	$106.80
04/01/11 – 12/31/11		36,000	$75.00	$102.60
04/01/11 – 12/31/11		27,000	$65.00	$100.00
04/01/11 – 12/31/11		27,000	$75.00	$104.30
04/01/11 – 12/31/11		137,500	$65.00	$100.00
04/01/11 – 04/30/11		8,000	$75.00	$104.50
04/01/11 – 08/31/11		38,250	$65.00	$96.75
04/01/11 – 08/31/11		38,250	$65.00	$94.80
05/01/11 – 12/31/11		122,500	$65.00	$100.00
05/01/11 – 12/31/11		122,500	$65.00	$106.50
07/01/11 – 09/30/11		9,000	$70.00	$95.00
07/01/11 – 12/31/11		12,000	$75.00	$103.00
07/01/11 – 12/31/11		12,000	$75.00	$95.15
09/01/11 – 12/31/11		61,000	$65.00	$99.00
09/01/11 – 12/31/11		61,000	$65.00	$97.40
10/01/11 – 12/31/11		6,000	$70.00	$96.35
01/01/12 – 06/30/12		60,000	$75.00	$106.90
01/01/12 – 06/30/12		182,000	$65.00	$100.75
01/01/12 – 06/30/12		91,000	$65.00	$101.00
01/01/12 – 06/30/12		182,000	$65.00	$99.25
01/01/12 – 06/30/12		91,000	$65.00	$102.75
01/01/12 – 06/30/12		136,500	$65.00	$107.25
01/01/12 – 07/31/12		106,500	$65.00	$110.00
02/01/12 – 12/31/12		335,000	$80.00	$134.25
07/01/12 – 07/31/12		62,000	$65.00	$102.25
07/01/12 – 07/31/12		31,000	$65.00	$105.25
07/01/12 – 07/31/12		62,,000	$75.00	$114.00
07/01/12 – 09/30/12		92,000	$65.00	$109.40
08/01/12 – 09/30/12		61,000	$65.00	$110.25
08/01/12 – 09/30/12		61,000	$65.00	$112.00
08/01/12 – 10/31/12		92,000	$70.00	$110.90
08/01/12 – 10/31/12		92,000	$70.00	$106.50
08/01/12 – 10/31/12		276,000	$75.00	$112.50
10/01/12 – 10/31/12		62,000	$65.00	$112.65
10/01/12 – 10/31/12		31,000	$70.00	$110.90
11/01/12 – 12/31/12		122,000	$70.00	$107.70
11/01/12 – 12/31/12		122,000	$70.00	$110.00
11/01/12 – 12/31/12		244,000	$75.00	$112.50
01/01/13 – 02/28/13		118,000	$75.00	$113.05
01/01/13 – 03/31/13		180,000	$80.00	$120.00
01/01/13 – 03/31/13		270,000	$80.00	$129.45
03/01/13 – 03/31/13		62,000	$80.00	$120.00

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Crude Oil Calls
04/01/11 – 06/30/11		45,500		$95.00
04/01/11 – 06/30/11		45,500		$97.50
07/01/11 –12/31/11		276,000		$100.00
Crude Oil Puts
04/01/11 – 06/30/12		228,500	$65.00
04/01/11 – 06/30/12		228,500	$65.00
07/01/11 – 06/30/12		91,500	$65.00
07/01/11 – 06/30/12		91,500	$65.00
07/01/12 – 12/31/12		276,000	$80.00

The following table reflects commodity derivative contracts entered subsequent to March 31, 2011, the associated volumes and the corresponding weighted average NYMEX reference price.

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Oil Costless Collars
09/01/11 – 12/31/11		244,000	$90.00	$144.00
01/01/12 – 12/31/12		366,000	$85.00	$139.50
01/01/13 – 05/31/13		302,000	$85.00	$134.00
Additional Disclosures about Derivative Instruments and Hedging Activities
At March 31, 2011 and December 31, 2010, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		Mar 31, 2011	Dec 31, 2010
		Estimated	Estimated
Type of Contract	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and crude oil contracts	Other current assets	$1,244	$2,557
Natural gas and crude oil contracts	Other non-current assets	1,306	309

Total Derivative Assets		$2,550	$2,866

Derivative Liabilities:
Natural gas and crude oil contracts	Derivative liabilities - current	$(31,610)	$(9,442)
Natural gas and crude oil contracts	Other non-current liabilities	(22,099)	(8,575)

Total Derivative Liabilities		$(53,709)	$(18,017)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2011 and 2010, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Three Months
		Ended	Three Months Ended
		Mar 31, 2011	Mar 31, 2010
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$111	$3,255
Crude oil contracts	Gain (loss) on derivatives, net	(36,069)	379

Total Derivative Gain (loss)		$(35,958)	$3,634
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
7. Fair Values
Brigham follows the provisions under Financial Accounting Standards Board Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820) as it relates to financial and nonfinancial assets and liabilities. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:
•	Level 1 – Unadjusted quoted prices are available in active markets for identical assets or liabilities.
•	Level 2 – Pricing inputs, other than quoted prices within Level 1, that are either directly or indirectly observable.
•	Level 3 – Pricing inputs that are unobservable requiring the use of valuation methodologies that result in management’s best estimate of fair value.
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

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$(31,610)	$—	$(31,610)	$—
Other non-current liabilities	(22,099)	—	(22,099)	—
Other current assets	1,244	—	1,244	—
Other non-current assets	1,306	—	1,306	—

	$(51,159)	$—	$(51,159)	$—

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

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,269)	—	—	(5,269)

	$(5,269)	$—	$—	$(5,269)

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,923)	—	—	(5,923)

	$(5,923)	$—	$—	$(5,923)

See Note 13, “Asset Retirement Obligations” for a rollforward of the asset retirement obligation.
Investments held by Brigham include certificates of deposit, corporate debt, and government securities. The fair value of the investments is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	March 31,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments	172,159	172,159	—	—

	$172,159	$172,159	$—	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments	223,991	223,991	—	—

	$223,991	$223,991	$—	$—

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments (in thousands). The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Certificates of deposit	$240	$—	$—	$—	$240	$—
Corporate bonds and notes	153,179	88	6,730	4	159,909	92
Government securities	12,010	3	—	—	12,010	3

Total	$165,429	$91	$6,730	$4	$172,159	$95

The cost basis of Brigham’s investments in certificates of deposit, corporate bonds and notes, and government securities (in thousands) is $240, $162,337, and $12,076, respectively.
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

	March 31, 2011		December 31, 2010
	(in thousands)		(in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$300,000	$331,500	$300,000	$325,500
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
The risk that Brigham will experience a ceiling test write-down increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on the 12-month average oil and gas prices at March 31, 2011 ($4.10 per MMBtu for Henry Hub natural gas and $83.41 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at March 31, 2011.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Support Infrastructure
Brigham recognizes revenue and expenses from its support infrastructure operations, which provide the usage of its oil, natural gas, waste water and fresh water gathering lines. Brigham also provides produced water disposal services for certain operated wells currently drilling or that have been placed on production. Any intercompany revenues and expenses have been eliminated for financial statement presentation.
10. Senior Notes
On September 27, 2010, Brigham issued $300 million of unregistered 8 3/4% Senior Notes due October 2018 (collectively the “8 3/4% Senior Notes”). The notes were priced at 100% of their face value and are fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Brigham does not have any independent assets or operations.
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
The indenture governing the 8 3/4% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 8 3/4% Senior Notes may declare all outstanding 8 3/4% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At March 31, 2011, Brigham was in compliance with all covenants under the indenture.
11. Senior Credit Facility
In February 2011, Brigham amended and restated the Senior Credit Facility to provide for revolving credit borrowings up to $600 million, with an initial borrowing base of $325 million. Borrowings under the new Senior Credit Facility cannot exceed its borrowing base, which is determined at least semi-annually. Brigham also extended the maturity of its Senior Credit Facility from July 2012 to February 2016. Brigham had no borrowings outstanding under its Senior Credit Facility at March 31, 2011 and December 31, 2010.
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly. The applicable interest rate margin varies from 1.0% to 1.75% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.0% to 2.75% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at March 31, 2011). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among other restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility required Brigham to maintain a current ratio (as defined) of at least 1 to 1 and a net leverage ratio that must be no greater than 4 to 1. At March 31, 2011, Brigham was in compliance with all covenants under the Senior Credit Facility.
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
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Beginning asset retirement obligations	$5,923	$6,323
Liabilities incurred for new wells placed on production	178	52
Liabilities settled	(942)	(28)
Accretion of discount on asset retirement obligations	110	105

	$5,269	$6,452

14. Stock Based Compensation
Brigham applies Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” (FASB ASC 718) to account for stock based compensation. The cost for all stock based awards is based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 and is amortized on a straight-line basis over the requisite service period including estimates of pre-vesting forfeiture rates. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods. The maximum contractual life of stock based awards is ten years.
The estimated fair value of the options granted during the three months ended March 31, 2011 and 2010 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the three months ended March 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	2.02%	2.63%
Expected life (in years)	5.0	5.0
Expected volatility	82%	80%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$18.35	$9.74
The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term.
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the three months ended March 31, 2011 and 2010.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Pre-tax stock based compensation expense	$1,379	$763
Capitalized stock based compensation	(632)	(336)
Tax benefit	(261)	(149)

Stock based compensation expense, net	$486	$278

Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. As of March 31, 2011, the number of shares authorized under the plan was equal to the lesser of 9,966,033 or 12% of the total number of shares of common stock outstanding. At March 31, 2011, approximately 1,469,684 shares remain available for grant under the current incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant. Options vest over five years and have a maximum contractual life of either seven or ten years.
Brigham also maintains a director stock option plan under which stock options are awarded to non-employee directors. Options granted under this plan have an exercise price equal to the fair market value of Brigham common stock on the date of grant and vest over five years. Stockholders have authorized the issuance of 1,000,000 shares to non-employee directors and approximately 516,800 shares remain available for grant under the director stock option plan.
The following table summarizes option activity under the incentive plans for the three months ended March 31:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	4,436,400	$8.41	4,170,137	$5.14
Granted	4,000	$28.00	14,000	$14.89
Forfeited or cancelled	(1,000)	$8.84	—	$—
Exercised	(10,220)	$7.41	(129,962)	$6.25

Options outstanding at the end of the quarter	4,429,180	$8.43	4,054,175	$5.14

Options exercisable at the end of the quarter	709,200	$6.08	563,000	$6.16

The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2011 and 2010 was $18.35 and $9.74, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.3 million and $1.1 million, respectively.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	March 31,	Remaining	Average	March 31,	Remaining	Average
Exercise Price	2011	Contractual Life	Exercise Price	2011	Contractual Life	Exercise Price
$2.20 to $3.11	1,089,000	8.0 years	$2.24	137,000	7.9 years	$2.26
3.66 to 5.08	368,600	4.5 years	$5.08	98,600	4.5 years	$5.08
5.96 to 6.23	1,595,080	7.8 years	$5.98	296,800	6.6 years	$6.02
7.22 to 8.77	110,000	3.6 years	$7.51	64,000	3.4 years	$7.46
8.93 to 13.86	233,000	6.1 years	$11.66	109,000	3.1 years	$10.84
14.43 to 16.85	62,000	9.2 years	$15.24	3,800	8.9 years	$15.10
18.36 to 19.12	917,500	9.1 years	$19.11	—	—	$—
27.15 to 28.00	54,000	9.8 years	$27.21	—	—	$—

$2.20 to $28.00	4,429,180	7.7 years	$8.43	709,200	5.7 years	$6.08

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 was $127.3 million and $22.4 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of March 31, 2011, there was approximately $15.4 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the three months ended March 31, 2011 and 2010, Brigham issued 273,331 and 105,363, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares generally vest over five years or cliff-vest at the end of five years. As of March 31, 2011, there was approximately $10.1 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 5 years. Brigham has assumed a 3% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31:

	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	530,883	$8.35	556,990	$7.04
Shares granted	273,331	$30.85	105,363	$14.45
Shares forfeited	—	$—	—	$—
Lapse of restrictions	(85,363)	$12.97	(55,000)	$8.59

Shares outstanding at the end of the quarter	718,851	$16.36	607,353	$8.19

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$1,554	$11,315
Unrealized gains (losses) on investments	104	(264)
Tax benefits (provisions)	—	—

Other comprehensive income (loss), net	$1,658	$11,051

16. Subsequent Events
Subsequent to March 31, 2011, Brigham added approximately 5,600 net acres in the Williston Basin through two property transactions.
17. Related Party Transactions
During the three months ended March 31, 2011 and 2010, Brigham incurred costs of approximately $1.9 million and $1.8 million, respectively, in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At March 31, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $293,000 and $1,000, respectively, related to services performed by this company.
During the three months ended March 31, 2011 and 2010, Brigham incurred costs of approximately $0.4 million and
$0.4 million, respectively, in fees for services performed by a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. At March 31, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $196,000 and $219,000, respectively, related to services performed by this company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2010 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three month periods ended March 31, 2011 and March 31, 2010. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2010 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
Historically, our exploration and development activities have been focused in our Onshore Gulf Coast, the Anadarko Basin and West Texas and Other provinces. However, in late 2007, the majority of our drilling capital expenditures shifted from our historically active areas to the Williston Basin, where we are currently targeting the Bakken, Three Forks and Red River objectives. We currently have approximately 371,200 net leasehold acres in the Williston Basin. Through the first quarter 2011, we have invested in excess of $745 million on drilling, land and support infrastructure in this region.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital.
Overview of First Quarter 2011 Financial Results
First quarter 2011 crude oil prices, excluding realized and unrealized derivative hedging results, increased 16% from that in the first quarter 2010. In the first quarter 2011, the average sales price that we received for crude oil, excluding realized and unrealized derivative hedging results, was $84.03 per barrel, which represents an $11.34 per barrel increase from the first quarter 2010. First quarter 2011 natural gas prices, excluding realized and unrealized derivative hedging results, decreased 7% from that in the first quarter 2010. In the first quarter 2011, the average sales price that we received for natural gas inclusive of natural gas liquids, but excluding realized and unrealized derivative hedging results, was $5.61 per Mcf, which represents a $0.40 per Mcf decrease from that in the first quarter 2010.
Our first quarter 2011 production volumes were 11,314 barrels of equivalent per day, which represents a 109% increase from last year’s first quarter production volumes of 5,420 barrels of equivalent per day. Crude oil represented 81% of our production volumes in the first quarter 2011 as compared to 66% of our production volumes in the first quarter 2010. Both the increase in our production volumes and the increase in crude oil as a percent of total production volumes were as a result of our increased level of activity and successful drilling program in the Williston Basin targeting the Bakken and Three Forks. Our first quarter 2011 production volumes include approximately 732 Boe in crude oil added to inventory during the quarter. Adjusting our first quarter 2011 production volumes for our increased level of inventory resulted in sales volumes of 11,306 barrels of equivalent per day in the first quarter 2011 versus sales volumes of 5,364 barrels of equivalent per day in the first quarter 2010.
Our first quarter 2011 crude oil revenue, including hedge settlements but excluding unrealized hedging gains and losses, were up $45.8 million, or 201%, compared to that in the first quarter 2010. Crude oil revenue increased $37.3 million due to higher sales volumes and $9.4 million due to higher sales prices. These increases were partially offset by a $1.0 million decrease in crude oil hedge settlements.

First quarter 2011 natural gas revenue, including hedge settlements but excluding unrealized hedging gains and losses, increased $0.7 million from the first quarter 2010. Natural gas revenue increased $0.8 million due to higher sales volumes and $0.4 million due to higher hedge settlements. These increases were partially offset by the lower natural gas prices during the first quarter 2011 compared to those in the prior year’s quarter, which decreased natural gas revenue by $0.5 million.
First quarter 2011 operating income was $1.6 million versus $13.1 million in the first quarter last year. The improvement in revenues associated with higher crude oil and natural gas production and higher crude oil prices was partially offset by $39.1 million in higher unrealized mark-to-market hedging losses recorded in the first quarter 2011. Operating income also decreased due to higher depletion, lease operating and production tax expenses.
As of March 31, 2011, we had $192.7 million in cash, cash equivalents and short term investments and $1.2 billion in total assets. Short term investments totaling $172.2 million consist of government sponsored entity and investment grade corporate bonds, notes and commercial paper. Maturity dates are staggered to meet anticipated funding needs, and we expect to hold these investments to maturity. All of our investments are subject to market risks if sold prior to maturity and the credit risks of the issuers. Our portfolio at March 31, 2011 also includes approximately $2.0 million in cash equivalents. Our cash is held in commercial bank accounts. See Note 7 for a discussion of the fair value of these investments and instruments.
Overview of Williston Basin Operational Results
During the first quarter 2011, we had seven operated rigs running in the Williston Basin. Four of the rigs were primarily drilling wells in our Rough Rider project area in Williams and McKenzie Counties, North Dakota; two of the rigs were drilling wells in our Ross project area in Mountrail County, North Dakota; and one rig was drilling in our Eastern Montana project area in Richland and Roosevelt Counties, Montana. The following table summarizes our completions in the Williston Basin since year-end 2010.

			Frac	IP	30 Day
Well Name	County	Objective	Stages	(Boe/d)	Average (Boe/d)*

Erickson 8-17 #3H	Williams	Bakken	32	3,091	NA
Brad Olson 9-16 #3H	Williams	Bakken	32	2,375	NA
Esther Hynek 10-11 #1H	Mountrail	Bakken	31	1,904	NA
Sorenson 29-32 #2H	Mountrail	Bakken	38	5,330	1,815
Cvancara 20-17 #1H	Mountrail	Bakken	36	4,402	1,577
Brown 30-19 #1H	Mountrail	Bakken	37	3,309	NA
Hospital 31-36 #1H	Mountrail	Bakken	33	1,449	NA
Afseth 34-3 #1H	Mountrail	Bakken	38	1,267	NA
Johnson 30-19 #1H	Richland	Bakken	36	2,962	803
Knoshaug 14-11 #1H	Williams	Bakken	36	4,443	1,390
Gibbins 1-12 #1H	McKenzie	Bakken	33	2,582	1,101
Swindle 16-9 #1H	Roosevelt	Bakken	19	1,065	400
Lloyd 34-3 #1H	McKenzie	Bakken	31	4,030	1,456
Bratcher 10-3 #1H	McKenzie	Bakken	30	3,667	1,129
M. Macklin 15-22 #1H	Williams	Bakken	38	2,534	1,062
M. Olson 20-29 #1H	Williams	Bakken	38	2,080	1,007

		Averages		2,906	1,174

*	Excludes any days well was down for remediation.

Subsequent Events
Subsequent to the first quarter 2011, we added approximately 5,600 net acres to our total Williston Basin acreage position through two transactions.
First Quarter 2011 Results
Comparison of the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Production Volumes	2011	% Change	2010
Crude oil (MBbls)(1)	829	159%	320
Natural gas (MMcf)	1,136	13%	1,009
Total (MBoe)(2)	1,018	109%	488
Average daily production (Boe/d) (3)	11,314	109%	5,420

(1)	Includes approximately 732 and 5,012 barrels of crude oil produced in the Williston Basin and added to inventory during the first quarters 2011 and 2010, respectively.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.

	Three Months Ended March 31,
Sales Volumes (Production volumes less the Incremental Change in Inventory)	2011	% Change	2010
Crude oil (MBbls)(1)	828	163%	315
Natural gas (MMcf)	1,136	13%	1,009
Total (MBoe)(2)	1,018	111%	483
Average daily production (Boe/d) (3)	11,306	111%	5,364

(1)	Excludes approximately 732 and 5,012 barrels of crude oil produced in the Williston Basin and added to inventory during the first quarters 2011 and 2010, respectively.`

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 81% of our first quarter 2011 production volumes, compared to 66% in the first quarter of last year.

Revenues, Commodity Prices and Hedging
The following table sets forth our revenues, our derivative settlement gains (losses), our unrealized derivative gains (losses), the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three Months Ended March 31,
	2011	% Change	2010
	(In thousands)
Crude Oil revenue:
Crude oil revenue	$69,596	204%	$22,870
Crude oil derivative settlement gains (losses)	(1,046)	990%	(96)

Crude oil revenue including derivative settlements	$68,550	201%	$22,774
Crude oil derivative unrealized gains (losses)	(35,023)	NM	475

Crude oil revenue including derivative settlements and unrealized gains (losses)	$33,527	44%	$23,249
Natural gas revenue:
Natural gas revenue	$6,367	5%	$6,060
Natural gas derivative settlement gains (losses)	1,096	62%	678

Natural gas revenue including derivative settlements	$7,463	11%	$6,738
Natural gas derivative unrealized gains (losses)	(985)	NM	2,577

Natural gas revenue including derivative settlements and unrealized gains (losses)	$6,478	(30%)	$9,315
Crude oil and natural gas revenue:
Crude oil and natural gas revenue	$75,963	163%	$28,930
Crude oil and natural gas derivative settlement gains (losses)	50	(91%)	582

Crude oil and natural gas revenue including derivative settlements	76,013	158%	29,512
Crude oil and natural gas derivative unrealized gains (losses)	(36,008)	NM	3,052

Crude oil and natural gas revenue including derivative settlements and unrealized gains (losses)	40,005	23%	32,564
Support infrastructure revenue	594	NM	—
Other revenue	2	(78%)	9

Total revenue	$40,601	25%	$32,573

Average crude oil prices (based on sales volumes):
Crude oil price (per Bbl)	$84.03	16%	$72.69
Crude oil price including derivative settlement gains (losses) (per Bbl)	82.76	14%	72.39
Crude oil price including derivative settlements and unrealized gains (losses) (per Bbl)	40.48	(45%)	73.90
Average natural gas prices:
Natural gas price (per Mcf)	$5.61	(7%)	$6.01
Natural gas price including derivative settlement gains (losses) (per Mcf)	6.57	(2%)	6.68
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$5.70	(38%)	$9.23
Average equivalent prices (based on sales volumes):
Crude oil equivalent price (per Bbl)	$74.65	25%	$59.93
Crude oil equivalent price including derivative settlement gains (losses) (per Bbl)	74.70	22%	61.13
Crude oil equivalent price including derivative settlements and unrealized gains (losses) (per Bbl)	$39.31	(42%)	$67.45

For the three
month periods
ended March 31,
2011 and 2010
(In thousands)

Change in revenue from the sale of crude oil:
Price variance impact	$9,391
Volume variance impact	37,335
Cash settlement of derivative hedging contracts	(950)
Unrealized gains (losses) due to derivative hedging contracts	(35,498)

Total change	$10,278

Change in revenue from the sale of natural gas:
Price variance impact	$(459)
Volume variance impact	766
Cash settlement of derivative hedging contracts	418
Unrealized gains (losses) due to derivative hedging contracts	(3,562)

Total change	$(2,837)

Change in revenue from the sale of crude oil and natural gas:
Price variance impact	$8,932
Volume variance impact	38,101
Cash settlement of derivative hedging contracts	(532)
Unrealized gains (losses) due to derivative hedging contracts	(39,060)

Total change	$7,441

First quarter 2011 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $7.4 million when compared to the first quarter 2010. The change in revenues was attributable to the following:
•	an increase in crude oil and natural gas sales volumes of 163% and 13%, respectively, increased revenue $38.1 million;
•	a 16% increase in pre-hedge crude oil prices, which was partially offset by a 7% decrease in pre-hedge natural gas prices, resulted in a $8.9 million increase in crude oil and natural gas revenue;
•
a $0.1 million gain from the settlement of derivative contracts in the first quarter 2011 versus a $0.6 million gain from the settlement of derivative contracts in the first quarter 2010 decreased revenues by $0.5 million; and

•	a $36.0 million unrealized derivative loss in first quarter 2011 versus a $3.1 million unrealized derivative gain in first quarter 2010 decreased revenues by $39.1 million.
Hedging. We utilize collars, three way costless collars and puts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during first quarter 2011 and 2010 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended March 31,
	2011	% Change	2010
Crude oil collars
Volumes (Bbls)	518,000	257%	145,000
Average floor price (per Bbl)	$66.16	14%	$57.83
Average ceiling price (per Bbl)	$98.33	13%	$87.19
Gain (loss) upon settlement (in thousands)	$(1,046)	992%	$(96)

Total Crude Oil Gain (loss) upon settlement (in thousands)	$(1,046)	992%	$(96)

Natural gas collars
Volumes (MMbtu)	540,000	29%	420,000
Average floor price (per MMbtu)	$6.17	13%	$5.45
Average ceiling price (per MMbtu)	$7.79	11%	$7.03
Gain (loss) upon settlement (in thousands)	$1,096	944%	$105

Natural gas three ways
Volumes (MMbtu)	—	(100%)	390,000
Average floor price (per MMbtu)	$—	(100%)	$6.96
Average ceiling price (per MMbtu)	$—	(100%)	$8.62
Average price – written puts ($ per MMbtu)	$—	(100%)	$4.58
Gain (loss) upon settlement (in thousands)	$—	(100%)	$573

Total Natural Gas Gain (loss) upon settlement (in thousands)	$1,096	62%	$678
Support infrastructure. Revenue from support infrastructure comes from fees related to our support infrastructure assets in North Dakota, including fees from oil, natural gas, produced water and fresh water gathering lines. Our produced water disposal wells in our Ross and Rough Rider project areas became operational early in the fourth quarter 2010 and late in the fourth quarter 2010, respectively. Our crude oil, produced water and fresh water gathering lines are expected to be operational in the fourth quarter 2011.
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

	Unit–of-Production			Amount
	(Per Boe)			(In thousands)
	Three months ended March 31,			Three months ended March 31,
	2011	% Change	2010	2011	% Change	2010

Production costs:
Operating & maintenance	$5.45	0%	$5.43	$5,543	111%	$2,624
Expensed workovers	1.57	(49%)	3.05	1,602	9%	1,475
Ad valorem taxes	0.56	8%	0.52	575	130%	250

Lease operating expenses	$7.58	(16%)	$9.00	$7,720	78%	$4,349

Production taxes	7.56	46%	5.19	7,698	207%	2,508

Production costs	$15.14	7%	$14.19	$15,418	125%	$6,857

First quarter 2011 per unit of production costs increased $0.95 per Boe, or 7%, compared to that in the first quarter last year mainly due to the following:
•	production taxes increased $2.37 per Boe, or 46%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to an 11.5% tax rate; and
•
higher production taxes were partially offset by a $1.48 per Boe, or 49%, decrease in expensed workovers due to fewer workovers associated with our conventional onshore Gulf Coast and Anadarko Basin natural gas wells.

General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended March 31,
	2011	% Change	2010
	(In thousands, except per unit measurements)

General and administrative costs	$6,638	12%	$5,916
Capitalized general and administrative costs	(3,256)	15%	(2,830)

General and administrative expenses	$3,382	10%	$3,086

General and administrative expense ($ per Boe)	$3.32	(48%)	$6.39
Our general and administrative costs prior to capitalization increased primarily because of a $0.8 million increase in employee compensation costs due to higher levels of employee salaries in 2011 to ensure competitive compensation levels with other oil and gas companies, and a higher number of employees due to our increased activity in the Williston Basin.
Depletion of crude oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended March 31,
	2011	% Change	2010
	(In thousands, except per unit measurements)

Depletion of crude oil and natural gas properties	$18,940	106%	$9,211
Depletion of crude oil and natural gas properties ($ per Boe)	$18.61	(2%)	$19.07
Our depletion expense for the first quarter 2011 was $9.7 million higher than the first quarter 2010. Higher production volumes increased depletion expense by $10.2 million, while a lower depletion rate due largely to increased levels of year-end 2010 proved reserves decreased depletion expense by $0.5 million.
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

Net interest expense. Interest on our Senior Notes and our Senior Credit Facility represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our Senior Credit Facility. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Three months ended March 31,
	2011	% Change	2010
	(In thousands)
Interest on Senior Notes	$6,562	70%	$3,850
Interest on Senior Credit Facility	3	NM	—
Commitment fees	254	56%	163
Dividend on mandatorily redeemable preferred stock	—	(100%)	149
Amortization of deferred loan and debt issuance cost	517	7%	482
Other general interest expense	36	NM	—
Capitalized interest expense	(3,994)	130%	(1,740)

Net interest expense	$3,378	16%	$2,904

Weighted average debt outstanding	$300,000	76%	$170,101
Average interest rate on outstanding indebtedness (a)	9.3%		9.9%

a)
Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.

First quarter 2011 interest expense was $0.5 million higher than that in 2010 primarily due to a $2.7 million increase in interest expense associate with the September 2010 issuance of our $300 million Senior Notes due 2018. This increase was partially offset by a $2.3 million increase in capitalized interest expense associated with our higher level of activity in the Williston Basin.
Other income (expense).
Other income (expense) included:

	Three months ended March 31,
	2011	% Change	2010
	(In thousands)
Other income (expense):
Non-cash gain (loss)	$—	NM	$—
Income (expense)	3,154	360%	685

Total other income (expense)	$3,154	360%	$685

Other income increased in 2011 as a result of higher levels of field general equipment income in the Williston Basin, which was driven by accelerated development in the basin.
Income taxes. We recorded $0.2 million in deferred federal and state income tax expense in the first quarter of this year, compared to no current or deferred federal or state income tax expense in the first quarter last year. For the first three months of 2011, our effective tax rate on book net income was 10.3%, which was lower than the statutory rate of 35% primarily due to decreases in our valuation allowances on federal and state net operating losses and our inability to deduct certain portions of our non-cash stock compensation expense for federal tax purposes.

Capital Expenditures
The timing of most of our capital expenditures is discretionary because we operate the majority of our wells. During 2010, we executed an agreement with a drilling contractor to enter into commitments for two walking drilling rigs for a three year period beginning upon their delivery date, which is anticipated to be in the first quarter 2012. Other than the aforementioned obligations, we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:
•	cost of acquiring and maintaining our lease acreage position;
•	cost of drilling and completing new crude oil and natural gas wells;
•	cost of installing and maintaining new support infrastructure;
•	cost of maintaining, repairing and enhancing existing crude oil and natural gas wells;
•	cost related to plugging and abandoning unproductive or uneconomic wells; and
•	indirect costs related to our exploration activities, including payroll and other expenses attributable to our exploration professional staff.
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

The table below summarizes our 2011 oil and gas capital expenditure budget, the amount spent through March 31, 2011 and the amount of our 2011 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2011	Spent Through	Amount
	Budget	March 31, 2011	Remaining (a)
	(In millions)
Drilling	$582.1	$110.8	$471.3
Support infrastructure	83.2	5.3	77.9
Land	27.4	6.7	20.7

Oil and gas capital expenditures	$692.7	$122.8	$569.9

(a)	Calculated based on the 2011 oil and gas capital expenditure budget less amounts spent through March 31, 2011.
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2011, we intend to fund our capital expenditure program and contractual commitments with cash, cash equivalents, short term investments on hand as of March 31, 2011, cash flows from operations, reimbursements of prior land and seismic costs by third parties who participate in our projects, the potential sale of interests in projects and properties, availability under our Senior Credit Facility or alternative financing sources.
Senior Notes
As of March 31, 2011, we had outstanding $300 million of 8 3/4% Senior Notes due 2018, which were issued in September 2010. In connection with the issuance of the 8 3/4% Senior Notes, we tendered for and purchased or redeemed $160 million of our 9 5/8% Senior Notes due 2014 in September and October 2010.
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
Additionally, the Indenture governing the 8 3/4% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 8 3/4% Senior Notes as of March 31, 2011.
Senior Credit Facility
In February 2011, we entered into our Fifth Amended and Restated Credit Facility, which provides for revolving credit borrowings up to $600 million, a current borrowing base of $325 million and a five year maturity. As of March 31, 2011, we had no amounts outstanding under our Senior Credit Facility.

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
Borrowings under our new Senior Credit Facility bear interest at a base rate or a Eurodollar rate, at our election, plus in each case an applicable margin. These margins are reset quarterly and are subject to increase if the total amount borrowed under our new Senior Credit Facility reaches certain percentages of the available borrowing base, as shown below:

Percent of	Eurodollar
Borrowing Base	Rate	Base Rate	Commitment
Utilized	Advances	Advances(1)	Fee
< 50%	2.00%	1.00%	0.50%
> 50%	2.25%	1.25%	0.50%
> 75%	2.50%	1.50%	0.50%
> 90%	2.75%	1.75%	0.50%

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
Off Balance Sheet Arrangements
We currently have operating leases, which are considered off balance sheet arrangements. We do not currently have any other off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Three months ended March 31,
	2011	% Change	2010
	(In thousands)

Net income (loss)	$1,554	(86%)	$11,315
Non-cash items	57,479	674%	7,429
Changes in working capital and other items.	7,178	(1%)	7,229

Cash flows provided by operating activities	$66,211	155%	$25,973
Cash flows used by investing activities	(65,525)	53%	(42,910)
Cash flows provided by financing activities	(3,843)	NM	632

Net increase in cash and cash equivalents	$(3,157)	(81%)	$(16,305)

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
Net cash provided by operating activities for the first quarter 2011 was $40.2 million higher than the first quarter 2010. The following are the primary reasons for the decrease:
•	higher crude oil and natural gas volumes increased operating cash flow by $38.1 million;
•	higher oil equivalent sales prices increased operating cash flow by $8.9 million;
•	higher production taxes decreased operating cash flow by $5.2 million; and
•	higher lease operating costs decreased operating cash flow by $3.4 million.
Analysis of changes in cash flows used in investing activities

	Three months ended March 31,
	2011	% Change	2010
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$110,778	154%	$43,606
Support infrastructure	5,264	NM	—
Land	6,770	(20%)	8,477
Capitalized cost	6,641	45%	4,569
Capitalized asset retirement obligation	178	242%	52

Total	$129,631	129%	$56,704

Reconciling Items:
Change in accrued drilling costs	$(11,604)	(32%)	$(16,957)
Change in short term investments	(51,936)	NM	2,912
Change in other property and equipment	854	NM	—
Change in inventory	(276)	NM	—
Other	(1,144)	NM	251

Total Reconciling Items	(64,106)	365%	(13,794)

Net cash used in investing activities	$65,525	53%	$42,910
Net cash used by investing activities in the first quarter 2011 increased by $22.6 million, or 53%, over the same period in 2010. The following were the main reasons for the change:
•	drilling expenditures increased by $67.2 million due to higher levels of drilling activity in the Williston Basin;
•	the change in accrued drilling costs increased cash used in investing activities by $5.4 million.
•	support infrastructure expenditures increased by $5.3 million due to the building of additional infrastructure in the Williston Basin;
•	capitalized costs increased by $2.1 million due to higher levels of drilling activity;
•	the change in short term investments decreased cash used in investing activities by $54.8 million; and
Analysis of changes in cash flows from financing activities
Net cash used by financing activities in the first quarter 2011 increased $4.5 million from that in the first quarter 2010. The increase was largely due to the payment of $3.4 million in deferred loan fees in connection with our Senior Credit Facility and a $0.7 million decrease in cash flow from the exercise of employee stock options. In the first quarter 2010, we had $0.6 million net cash provided by financing activities which was mainly due to the exercise of employee stock options.

Common Stock Transactions
The following is a list of common stock transactions that occurred in the three months ended March 31, 2011 and 2010.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2011 common stock transactions:
Exercise of employee stock options	10,220	$77

2010 common stock transactions:
Exercise of employee stock options	129,962	$844
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

Forward-looking Information
We or our representatives may make forward-looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from crude oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in crude oil and natural gas production, the number of wells we anticipate drilling during 2011 and our financial position, business strategy and other plans and objectives for future operations. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected effects on our business or operations. Among the factors that could cause actual results to differ materially from our expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in crude oil and natural gas prices, availability of sufficient capital resources to us or our project participants, government regulations and other factors set forth among the risk factors noted in our Form 10-K report for the year ended December 31, 2010, including, but not limited to, the Risk Factors identified in Item 1A. of such report. All subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. We assume no obligation to update any of these statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management Opinion Concerning Derivative Instruments
We use derivative instruments to manage exposure to commodity prices and interest rate risks. Our objectives for holding derivatives are to achieve a consistent level of cash flow to support a portion of our planned capital spending. Our use of derivative instruments for hedging activities could materially affect our results of operations in particular quarterly or annual periods since such instruments can limit our ability to benefit from favorable price movements. We do not enter into derivative instruments for trading purposes. See Notes 6 and 7 for more details.
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
During 2010 and through March 31 2011, we were party to crude oil costless collars, crude oil puts, natural gas costless collars and natural gas three-way costless collars.

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
The following tables reflect our open crude oil and natural gas contracts as of March 31, 2011, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude Oil Costless Collars
04/01/11 – 12/31/11	63,000	$65.00	$88.25
04/01/11 – 12/31/11	45,000	$60.00	$97.25
04/01/11 – 12/31/11	45,000	$65.00	$108.00
04/01/11 – 06/30/11	9,000	$65.00	$97.50
04/01/11 – 12/31/11	36,000	$70.00	$106.80
04/01/11 – 12/31/11	36,000	$75.00	$102.60
07/01/11 – 12/31/11	12,000	$75.00	$103.00
04/01/11 – 06/30/11	12,000	$70.00	$92.50
07/01/11 – 09/30/11	9,000	$70.00	$95.00
10/01/11 – 12/31/11	6,000	$70.00	$96.35
04/01/11 – 07/31/11	12,000	$70.00	$94.80
07/01/11 – 12/31/11	12,000	$75.00	$95.15
04/01/11 – 12/31/11	27,000	$75.00	$104.30
01/01/12 – 06/30/12	60,000	$75.00	$106.90
04/01/11 – 04/30/11	8,000	$75.00	$104.50
04/01/11 – 12/31/11	27,000	$65.00	$100.00
04/01/11 – 07/31/12	244,000	$65.00	$97.20
04/01/11 – 07/31/12	244,000	$65.00	$98.55
04/01/11 – 07/31/12	244,000	$65.00	$100.00
04/01/11 – 07/31/12	244,000	$65.00	$100.40
04/01/11 – 08/31/11	38,250	$65.00	$94.80
09/01/11 – 12/31/11	61,000	$65.00	$97.40
01/01/12 – 06/30/12	182,000	$65.00	$99.25
09/01/11 – 12/31/11	61,000	$65.00	$99.00
04/01/11 – 08/31/11	38,250	$65.00	$96.75
01/01/12 – 06/30/12	91,000	$65.00	$101.00
01/01/12 – 06/30/12	182,000	$65.00	$100.75

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
01/01/12 – 06/30/12	91,000	$65.00	$102.75
07/01/12 – 07/31/12	62,000	$65.00	$102.25
05/01/11 – 12/31/11	122,500	$65.00	$100.00
07/01/12 – 07/31/12	31,000	$65.00	$105.25
05/01/11 – 12/31/11	122,500	$65.00	$106.50
04/01/11 – 12/31/11	137,500	$65.00	$100.00
01/01/12 – 06/30/12	136,500	$65.00	$107.25
07/01/12 – 09/30/12	92,000	$65.00	$109.40
08/01/12 – 09/30/12	61,000	$65.00	$110.25
08/01/12 – 09/30/12	61,000	$65.00	$112.00
10/01/12 – 10/31/12	62,000	$65.00	$112.65
01/01/12 – 07/31/12	106,500	$65.00	$110.00
04/01/11 – 06/30/11*	45,500	$65.00	$95.00
04/01/11 – 06/30/11*	45,500	$65.00	$97.50
08/01/12 – 10/31/12	92,000	$70.00	$110.90
10/01/12 – 10/31/12	31,000	$70.00	$110.90
08/01/12 – 10/31/12	92,000	$70.00	$106.50
11/01/12 – 12/31/12	122,000	$70.00	$107.70
11/01/12 – 12/31/12	122,000	$70.00	$110.00
07/01/11 – 12/31/11*	276,000	$65.00	$100.00
08/01/12 – 10/31/12	276,000	$75.00	$112.50
11/01/12 – 12/31/12	244,000	$75.00	$112.50
07/01/12 – 07/31/12	62,000	$75.00	$114.00
01/01/13 – 02/28/13	118,000	$75.00	$113.05
01/01/13 – 03/31/13	180,000	$80.00	$120.00
03/01/13 – 03/31/13	62,000	$80.00	$120.00
02/01/12 – 12/31/12	335,000	$80.00	$134.25
01/01/13 – 03/31/13	270,000	$80.00	$129.45

*	Crude oil collar was completed in two phases. First, the put option (floor) was purchased. Subsequently, the call option (ceiling) was sold thereby converting the position into a collar.

	Crude	Purchased
	Oil	Put
Settlement Period	(Bbls)	(Nymex)
Crude Oil Puts
01/01/12 – 06/30/12	91,000	$65.00
01/01/12 – 06/30/12	91,000	$65.00
01/01/12 – 06/30/12	45,500	$65.00
01/01/12 – 06/30/12	45,500	$65.00
07/01/12 – 12/31/12	276,000	$80.00

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
04/01/11 – 12/31/11	270,000	$5.75	$7.65
04/01/11 – 12/31/11	360,000	$5.75	$7.40
04/01/11 – 12/31/11	360,000	$5.00	$6.55
The following table reflects commodity derivative contracts entered into subsequent to March 31, 2011, the associated volumes and the corresponding weighted average NYMEX reference price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude oil Costless Collars
09/01/11 – 12/31/11	244,000	$90.00	$144.00
01/01/12 – 12/31/12	366,000	$85.00	$139.50
01/01/13 – 05/31/13	302,000	$85.00	$134.00

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in Item 1A. of our report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2011. The repurchases reflect shares of our employees withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or Approximate
			Shares Purchased as Part	Dollar Value) of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	Be Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
Month # 1 January 1, 2011 – January 31, 2011	17,231	$27.15	—	—
Month # 2 February 1, 2011 – February 28, 2011	—	—	—	—
Month # 3 March 1, 2011 – March 31, 2011	—	—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

3.2	Certificates of Amendment of Certificate of Incorporation (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558) and incorporated herein by reference)

3.3	Bylaws, as amended through May 28, 2009 (filed as Exhibit 3.5 to Brigham’s Current Report on Form 8-K (filed May 28, 2009) and incorporated herein by reference)

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

4.10		Rule 144A 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.18 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.11		Regulation S 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.19 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

10.32	*	Fifth Amended and Restated Credit Agreement dated February 23, 2011 among Brigham Oil & Gas, L.P., Brigham Exploration Company and Brigham, Inc. and Bank of America, N.A.

31.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	*	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

101.INS**		XBRL Instance Document

101.SCH**		XBRL Schema Document

101.CAL**		XBRL Calculation Linkbase Document

101.LAB**		XBRL Label Linkbase Document

101.PRE**		XBRL Presentation Linkbase Document

101.DEF**		XBRL Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHAM EXPLORATION COMPANY
May 4, 2011	By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

May 4, 2011	By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer