Form 10-Q
period 2011-06-30
BRIGHAM EXPLORATION CO
filed 2011-08-09
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding

Common Stock, par value $.01 per share as of August 5, 2011	117,319,127

Brigham Exploration Company
Second Quarter 2011 Form 10-Q Report

Page

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	1

Consolidated Statements of Operations — Three and six months ended June 30, 2011 and 2010	2

Consolidated Statement of Stockholders’ Equity — Six months ended June 30, 2011	3

Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	4

Notes to the Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4. CONTROLS AND PROCEDURES	37

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	38

ITEM 1A. RISK FACTORS	38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4. (REMOVED AND RESERVED)	39

ITEM 5. OTHER INFORMATION	39

ITEM 6. EXHIBITS	39

SIGNATURES	41

Exhibit 4.12
Exhibit 4.13
Exhibit 4.14
Exhibit 4.15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$181,689	$23,743
Accounts receivable	108,271	70,368
Short-term investments	180,585	223,991
Inventory	47,488	34,959
Other current assets	10,470	7,796

Total current assets	528,503	360,857

Oil and natural gas properties, using the full cost method including Proved, net of accumulated depletion of $466,162 and $423,691	708,981	486,423
Unproved	265,002	182,933

	973,983	669,356

Other property and equipment, net	75,075	42,837
Deferred loan fees	17,512	9,064
Other noncurrent assets	5,410	3,287

Total assets	$1,600,483	$1,085,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,403	$50,023
Royalties payable	67,436	42,155
Accrued drilling costs	116,616	61,067
Participant advances received	10,739	3,037
Derivative liabilities	14,400	9,442
Other current liabilities	14,213	10,821

Total current liabilities	307,807	176,545

Senior Notes	600,000	300,000

Other noncurrent liabilities	23,734	15,586

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 116,736,145 and 116,564,182 shares issued and 116,442,586 and 116,289,180 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1,168	1,166
Additional paid-in capital	769,164	765,326
Treasury stock, at cost; 293,559 and 275,002 shares at June 30, 2011 and December 31, 2010, respectively	(3,163)	(2,657)
Accumulated other comprehensive income (loss)	(60)	(9)
Retained earnings (deficit)	(98,167)	(170,556)

Total stockholders’ equity	668,942	593,270

Total liabilities and stockholders’ equity	$1,600,483	$1,085,401

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Oil and natural gas sales	$93,726	$40,564	$169,689	$69,494
Gain (loss) on derivatives, net	33,421	4,362	(2,537)	7,996
Support infrastructure	890	—	1,484	—
Other revenue	3	4	5	13

	128,040	44,930	168,641	77,503

Costs and expenses:
Lease operating	8,724	4,371	16,444	8,720
Production taxes	9,451	3,900	17,149	6,408
Support infrastructure	529	—	719	—
General and administrative	3,165	2,711	6,547	5,797
Depletion of oil and natural gas properties	23,531	14,247	42,471	23,458
Depreciation and amortization	1,244	261	2,215	494
Accretion of discount on asset retirement obligations	113	104	223	209

	46,757	25,594	85,768	45,086

Operating income (loss)	81,283	19,336	82,873	32,417

Other income (expense):
Interest income	342	887	709	1,340
Interest expense, net	(5,794)	(2,931)	(9,172)	(5,835)
Other income (expense)	3,934	1,181	7,088	1,866

	(1,518)	(863)	(1,375)	(2,629)

Income (loss) before income taxes	79,765	18,473	81,498	29,788

Income tax expense:
Current		—		—
Deferred	(8,930)	—	(9,109)	—

	(8,930)	—	(9,109)	—

Net income (loss)	70,835	18,473	$72,389	$29,788

Net income (loss) per share available to common stockholders:
Basic	$0.61	$0.16	$0.62	$0.28

Diluted	$0.60	$0.16	$0.61	$0.27

Weighted average shares outstanding:
Basic	116,408	113,426	116,384	106,473

Diluted	118,524	115,383	118,533	108,491

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, December 31, 2010	116,564	$1,166	$765,326	$(2,657)	$(9)	$(170,556)	$593,270
Comprehensive income:
Net income (loss)	—	—	—	—	—	72,389	72,389
Unrealized gains (losses) on investments	—	—	—	—	(51)	—	(51)
Tax benefit (provisions)	—	—	—	—	—	—	—

Comprehensive income							72,338
Issuance of common stock	—	—	—	—	—	—	—
Exercises of employee stock options	69	1	581	—	—	—	582
Vesting of restricted stock	95	1	(1)	—	—	—	—
Stock based compensation	8	—	3,258	—	—	—	3,258
Repurchases of common stock	—	—	—	(506)	—	—	(506)

Balance, June 30, 2011	116,736	$1,168	$769,164	$(3,163)	$(60)	$(98,167)	$668,942

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$72,389	$29,788
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	42,471	23,458
Depreciation and amortization	2,215	494
Stock based compensation	1,844	1,038
Amortization of deferred loan fees and debt issuance costs	1,141	1,014
Market value and other adjustments for derivative instruments	119	(9,260)
Accretion of discount on asset retirement obligations	223	209
Deferred income taxes	9,109	—
Other noncash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(37,903)	(16,477)
Other current assets	(2,213)	(2,210)
Accounts payable	34,380	25,574
Royalties payable	25,281	15,914
Participant advances received	7,702	(2,534)
Other current liabilities	3,413	(56)
Other noncurrent assets and liabilities	270	(31)

Net cash provided by operating activities	160,441	66,920

Cash flows from investing activities:
Additions to oil and natural gas properties	(289,766)	(122,782)
Changes to inventory	(12,529)	(3,806)
Purchases of short term investments	(189,414)	(214,001)
Sales of short term investments	232,769	41,659
Additions to other property and equipment	(34,453)	(5,752)
Proceeds from the sale of assets	183	12,544
Decrease (increase) in drilling advances paid	341	(1,654)

Net cash provided (used) by investing activities	(292,869)	(293,792)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	277,547
Redemption of Series A mandatorily redeemable preferred stock	—	(10,101)
Proceeds from Senior notes offering	300,000	—
Deferred loan fees paid and equity costs	(9,681)	(115)
Principal payments on capital lease obligations	(21)	—
Proceeds from exercise of employee stock options	582	1,854
Repurchases of common stock	(506)	(272)

Net cash provided (used) by financing activities	290,374	268,913

Net increase (decrease) in cash and cash equivalents	157,946	42,041
Cash and cash equivalents, beginning of year	23,743	40,781

Cash and cash equivalents, end of period	$181,689	$82,822

The accompanying notes are an integral part of these consolidated financial statements.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Nature of Operations
Brigham Exploration Company is a Delaware corporation formed on February 25, 1997 for the purpose of exchanging its common stock for the common stock of Brigham, Inc. and the partnership interests of Brigham Oil & Gas, L.P. (the “Partnership”). Hereinafter, Brigham Exploration Company and the Partnership are collectively referred to as “Brigham.” The Partnership was formed in May 1992 to explore and develop onshore domestic oil and natural gas properties using 3-D seismic imaging and other advanced technologies. Brigham’s exploration and development of oil and natural gas properties is currently focused in the Williston Basin, the Onshore Gulf Coast, the Anadarko Basin, and West Texas and Other.
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
As of June 30, 2011, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding — basic	116,408	113,426	116,384	106,473
Plus: Potential common shares Stock options and restricted stock	2,116	1,957	2,149	2,018

Weighted average common shares outstanding — diluted	118,524	115,383	118,533	108,491

Stock options excluded from diluted EPS due to the anti-dilutive effect	195	1,087	195	1,078

5. Income Taxes
Based on estimates of its 2011 annual effective tax rate, Brigham has a $9.1 million deferred federal and state income tax expense for the six months ended June 30, 2011. The annual effective tax rate takes into consideration the estimated reduction in Brigham’s valuation allowance through 2011. There was no federal or state tax expense (benefit) for the six months ended June 30, 2010.
Brigham utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences at each balance sheet date. By using the estimated 2011 annual effective rate, the deferred tax assets and liabilities differ from those that would result if Brigham used a year-to-date effective rate. On a year-to-year date basis, at June 30, 2011, Brigham has a net deferred tax asset, due to its net operating loss carryovers and ceiling test writedowns in the fourth quarter of 2008 and the first quarter of 2009. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this criteria, Brigham determined that it has a valuation allowance of $34.6 million on its net deferred tax asset at June 30, 2011. The valuation allowance was $62.3 million at December 31, 2010.
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
Natural Gas and Crude Oil Derivative Contracts
Brigham enters into contracts to hedge against the variability in cash flows associated with the forecasted sale of future oil and gas production. Brigham’s hedges consist of costless collars (purchased put options and written call options), three-way collars (a standard collar plus a sold put below the floor price of the collar), purchased put options, and written call options. The costless collars and three-way collars are used to establish floor and ceiling prices on anticipated future oil and natural gas production. There are no net premiums paid or received when Brigham enters into these option agreements. Brigham has elected not to designate any of its derivative contracts as cash flow hedges for accounting purposes under Financial Accounting Standards Board Accounting Standards Codification Topic 815 “Derivatives and Hedging” (FASB ASC 815). As such, all derivative positions are carried at their fair value on the consolidated balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the consolidated statement of operations.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at June 30, 2011, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
07/01/11 - 12/31/11	180,000		$5.75	$7.65
07/01/11 - 12/31/11	240,000		$5.75	$7.40
07/01/11 - 12/31/11	240,000		$5.00	$6.55
Oil Costless Collars
07/01/11 - 07/31/12		198,500	$65.00	$97.20
07/01/11 - 07/31/12		198,500	$65.00	$98.55
07/01/11 - 07/31/12		198,500	$65.00	$100.40
07/01/11 - 07/31/12		198,500	$65.00	$100.00
07/01/11 - 07/31/11		3,000	$70.00	$94.80
07/01/11 - 12/31/11		42,000	$65.00	$88.25
07/01/11 - 12/31/11		30,000	$60.00	$97.25
07/01/11 - 12/31/11		30,000	$65.00	$108.00
07/01/11 - 12/31/11		24,000	$70.00	$106.80
07/01/11 - 12/31/11		24,000	$75.00	$102.60
07/01/11 - 12/31/11		18,000	$65.00	$100.00
07/01/11 - 12/31/11		18,000	$75.00	$104.30
07/01/11 - 12/31/11		92,000	$65.00	$100.00
07/01/11 - 08/31/11		15,500	$65.00	$96.75
07/01/11 - 08/31/11		15,500	$65.00	$94.80
07/01/11 - 12/31/11		92,000	$65.00	$100.00
07/01/11 - 12/31/11		92,000	$65.00	$106.50
07/01/11 - 09/30/11		9,000	$70.00	$95.00
07/01/11 - 12/31/11		12,000	$75.00	$103.00
07/01/11 - 12/31/11		12,000	$75.00	$95.15
09/01/11 - 12/31/11		61,000	$65.00	$99.00
09/01/11 - 12/31/11		61,000	$65.00	$97.40
09/01/11 - 12/31/11		244,000	$90.00	$144.00
10/01/11 - 12/31/11		6,000	$70.00	$96.35
01/01/12 - 06/30/12		60,000	$75.00	$106.90
01/01/12 - 06/30/12		182,000	$65.00	$100.75
01/01/12 - 06/30/12		91,000	$65.00	$101.00
01/01/12 - 06/30/12		182,000	$65.00	$99.25
01/01/12 - 06/30/12		91,000	$65.00	$102.75
01/01/12 - 06/30/12		136,500	$65.00	$107.25
01/01/12 - 07/31/12		106,500	$65.00	$110.00
01/01/12 - 12/31/12		366,000	$85.00	$139.50
02/01/12 - 12/31/12		335,000	$80.00	$134.25
07/01/12 - 07/31/12		62,000	$65.00	$102.25
07/01/12 - 07/31/12		31,000	$65.00	$105.25
07/01/12 - 07/31/12		62,000	$75.00	$114.00
07/01/12 - 09/30/12		92,000	$65.00	$109.40
08/01/12 - 09/30/12		61,000	$65.00	$110.25
08/01/12 - 09/30/12		61,000	$65.00	$112.00
08/01/12 - 10/31/12		92,000	$70.00	$110.90
08/01/12 - 10/31/12		92,000	$70.00	$106.50
08/01/12 - 10/31/12		276,000	$75.00	$112.50
10/01/12 - 10/31/12		62,000	$65.00	$112.65
10/01/12 - 10/31/12		31,000	$70.00	$110.90
11/01/12 - 12/31/12		122,000	$70.00	$107.70

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Oil Costless Collars cont.
11/01/12 - 12/31/12		122,000	$70.00	$110.00
11/01/12 - 12/31/12		244,000	$75.00	$112.50
01/01/13 - 02/28/13		118,000	$75.00	$113.05
01/01/13 - 03/31/13		180,000	$80.00	$120.00
01/01/13 - 03/31/13		270,000	$80.00	$129.45
01/01/13 - 05/31/13		302,000	$85.00	$134.00
03/01/13 - 03/31/13		62,000	$80.00	$120.00

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Crude Oil Calls
07/01/11 - 12/31/11		276,000		$100.00
Crude Oil Puts
07/01/11 - 06/30/12		183,000	$65.00
07/01/11 - 06/30/12		183,000	$65.00
07/01/11 - 06/30/12		91,500	$65.00
07/01/11 - 06/30/12		91,500	$65.00
07/01/12 - 12/31/12		276,000	$80.00

Additional Disclosures about Derivative Instruments and Hedging Activities
At June 30, 2011 and December 31, 2010, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		June 30, 2011	Dec 31, 2010
		Estimated	Estimated
Type of Contract	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and crude oil contracts	Other current assets	$2,933	$2,557
Natural gas and crude oil contracts	Other non-current assets	3,911	309

Total Derivative Assets		$6,844	$2,866

Derivative Liabilities:
Natural gas and crude oil contracts	Derivative liabilities - current	$(14,400)	$(9,442)
Natural gas and crude oil contracts	Other non-current liabilities	(7,714)	(8,575)

Total Derivative Liabilities		$(22,114)	$(18,017)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and six months ended June 30, 2011 and 2010, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Three Months	Three Months
		Ended	Ended
		June 30, 2011	June 30, 2010
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$91	$(594)
Crude oil contracts	Gain (loss) on derivatives, net	33,330	4,956

Total Derivative Gain (loss)		$33,421	$4,362

		Six Months	Six Months
		Ended	Ended
		June 30, 2011	June 30, 2010
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)
Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$202	$2,661
Crude oil contracts	Gain (loss) on derivatives, net	(2,739)	5,335

Total Derivative Gain (loss)		$(2,537)	$7,996
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$(14,400)	$—	$(14,400)	$—
Other non-current liabilities	(7,714)	—	(7,714)	—
Other current assets	2,933	—	2,933	—
Other non-current assets	3,911	—	3,911	—

	$(15,270)	$—	$(15,270)	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$(9,442)	$—	$(9,442)	$—
Other non-current liabilities	(8,575)	—	(8,575)	—
Other current assets	2,557	—	2,557	—
Other non-current assets	309	—	309	—

	$(15,151)	$—	$(15,151)	$—

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

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,491)	—	—	(5,491)

	$(5,491)	$—	$—	$(5,491)

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,923)	—	—	(5,923)

	$(5,923)	$—	$—	$(5,923)

See Note 13, “Asset Retirement Obligations” for a rollforward of the asset retirement obligation.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments held by Brigham include certificates of deposit, corporate debt, and government securities. The fair value of the investments is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	June 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments	180,585	180,585	—	—

	$180,585	$180,585	$—	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments	223,991	223,991	—	—

	$223,991	$223,991	$—	$—

The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments (in thousands). The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Corporate bonds and notes	$180,585	$(42)	$—	$—	$180,585	$(42)

Total	$180,585	$(42)	$—	$—	$180,585	$(42)

The cost basis of Brigham’s investments in corporate bonds and notes (in thousands) is $183,963.
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

	June 30, 2011		December 31, 2010
	(in thousands)		(in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8 3/4% Senior Notes	$300,000	$327,000	$300,000	$325,500
6 7/8% Senior Notes	$300,000	$297,375	$—	$—
The fair value of Brigham’s 8 3/4% and 6 7/8% Senior Notes (as hereinafter defined) is based upon current market quotes and is the estimated amount required to purchase the 8 3/4% and 6 7/8% Senior Notes on the open market.

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
The risk that Brigham will experience a ceiling test write-down increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on the 12-month average oil and gas prices at June 30, 2011 ($4.21 per MMBtu for Henry Hub natural gas and $90.09 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at June 30, 2011.
During the second quarter 2010, Brigham sold a portion of its proved developed producing West Texas assets for $14 million with an effective date of January 1, 2010. The proceeds for the sale were applied to reduce the capitalized costs of oil and gas properties.
9. Support Infrastructure
Brigham recognizes revenue and expenses from its support infrastructure operations, which provide the usage of its oil, natural gas, produced water and fresh water gathering lines for transportation for certain operated wells. Brigham also provides produced water disposal services for certain operated wells currently drilling or that have been placed on production. Any intercompany revenues and expenses have been eliminated for financial statement presentation.
10. Senior Notes
8 3/4% Senior Notes
On September 27, 2010, Brigham issued $300 million of unregistered 8 3/4% Senior Notes due October 2018 (the “8 3/4% Senior Notes”). The notes were priced at 100% of their face value and are fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Brigham does not have any independent assets or operations.
On September 27, 2010, in connection with the issuance of the 8 3/4% Senior Notes, Brigham tendered for and purchased $154.4 million of its 9 5/8% Senior Notes due 2014 and previously issued in 2006 and 2007. Brigham recorded a $10.9 million loss upon the purchase of the 9 5/8% Senior Notes. On October 8, 2010, Brigham redeemed the remaining $5.6 million of the 9 5/8% Senior Notes. Brigham recorded a $360,000 loss upon the redemption of the remaining 9 5/8% Senior Notes.
The indenture governing the 8 3/4% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 8 3/4% Senior Notes may declare all outstanding 8 3/4% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At June 30, 2011, Brigham was in compliance with all covenants under the indenture.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6 7/8% Senior Notes
On May 16, 2011, Brigham issued $300 million of unregistered 6 7/8% Senior Notes due 2019 (the “6 7/8% Senior Notes”). The notes were priced at 100% of their face value and are fully and unconditionally guaranteed by Brigham and its wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Brigham does not have any independent assets or operations.
The indenture governing the 6 7/8% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 6 7/8% Senior Notes may declare all outstanding 6 7/8% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At June 30, 2011, Brigham was in compliance with all covenants under the indenture
11. Senior Credit Facility
In February 2011, Brigham amended and restated its Senior Credit Facility to provide for revolving credit borrowings up to $600 million, with an initial borrowing base of $325 million. Borrowings under the Senior Credit Facility cannot exceed its borrowing base, which is determined at least semi-annually. Brigham also extended the maturity of its Senior Credit Facility from July 2012 to February 2016. Brigham had no borrowings outstanding under its Senior Credit Facility at June 30, 2011 and December 31, 2010.
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly. The applicable interest rate margin varies from 1.0% to 1.75% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.0% to 2.75% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at June 30, 2011). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among other restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility required Brigham to maintain a current ratio (as defined) of at least 1 to 1 and a net leverage ratio that must be no greater than 4 to 1. At June 30, 2011, Brigham was in compliance with all covenants under the Senior Credit Facility.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Beginning asset retirement obligations	$5,923	$6,323
Liabilities incurred for new wells placed on production	552	257
Liabilities settled	(1,207)	(65)
Accretion of discount on asset retirement obligations	223	209
Revisions to estimates due to sale of oil and gas properties	—	(1,208)

	$5,491	$5,516

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
The estimated fair value of the options granted during the six months ended June 30, 2011 and 2010 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the six months ended June 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	1.96%	2.49%
Expected life (in years)	5.0	5.0
Expected volatility	82%	81%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$18.99	$12.49

The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term.
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the six months ended June 30, 2011 and 2010.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Pre-tax stock based compensation expense	$1,879	$1,133	$3,258	$1,896
Capitalized stock based compensation	(782)	(522)	(1,414)	(858)
Tax benefit	(384)	(214)	(645)	(363)

Stock based compensation expense, net	$713	$397	$1,199	$675

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. As of June 30, 2011, the number of shares authorized under the plan was equal to the lesser of 9,966,033 or 12% of the total number of shares of common stock outstanding. At June 30, 2011, approximately 1,466,084 shares remain available for grant under the incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant. Options vest over five years and have a maximum contractual life of either seven or ten years.
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
The following table summarizes option activity under the incentive plans for the six months ended June 30:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	4,436,400	$8.41	4,170,137	$5.14
Granted	12,000	$28.99	931,500	$19.04
Forfeited or cancelled	(4,800)	$8.60	—	$—
Exercised	(69,300)	$8.40	(379,412)	$4.80

Options outstanding at the end of the quarter	4,374,300	$8.47	4,722,225	$7.91

Options exercisable at the end of the quarter	1,076,620	$7.32	548,550	$5.46

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2011 and 2010 was $18.99 and $12.49, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $904,000 and $3.5 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	June 30,	Remaining	Average	June 30,	Remaining	Average
Exercise Price	2011	Contractual Life	Exercise Price	2011	Contractual Life	Exercise Price
$2.20 to $3.11	1,070,000	7.7 years	$2.24	356,000	7.6 years	$2.25
3.66 to 5.08	359,600	4.3 years	$5.08	91,400	4.3 years	$5.08
5.96 to 6.23	1,589,200	7.6 years	$5.98	295,920	6.2 years	$6.02
7.22 to 8.77	110,000	3.3 years	$7.51	64,000	3.1 years	$7.46
8.93 to 13.86	218,000	5.4 years	$11.78	96,000	2.6 years	$11.02
14.43 to 16.85	62,000	8.9 years	$15.24	4,800	8.7 years	$15.47
18.36 to 27.15	953,500	8.7 years	$19.53	168,500	8.8 years	$19.11
28.00 to 29.61	12,000	9.8 years	$28.99	—	—	$—

$2.20 to $29.61	4,374,300	7.4 years	$8.47	1,076,620	6.4 years	$7.32

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011 was $93.9 million and $24.3 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of June 30, 2011, there was approximately $14.6 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 4.8 years.
Restricted Stock
During the six months ended June 30, 2011 and 2010, Brigham issued 273,331 and 105,363, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares generally vest over five years or cliff-vest at the end of five years. As of June 30, 2011, there was approximately $9.5 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.8 years. Brigham has assumed a 3% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30:

	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	530,883	$8.35	556,990	$7.04
Shares granted	273,331	$30.85	105,363	$14.45
Shares forfeited	(600)	$5.26	—	$—
Lapse of restrictions	(95,163)	$12.77	(69,800)	$8.78

Shares outstanding at the end of the quarter	708,451	$16.44	592,553	$8.16

During the six months ended June 30, 2011, Brigham also issued 7,500 shares of certain non-plan stock to non-employee directors. The shares of non-plan stock vested immediately and Brigham recognized approximately $199,000 of compensation expense.
15. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$70,835	$18,473	$72,839	$29,788
Unrealized gains (losses) on investments	(155)	(1,817)	(51)	(2,081)

Other comprehensive income (loss), net	$70,680	$16,656	$72,338	$27,707

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Related Party Transactions
During the six months ended June 30, 2011 and 2010, Brigham incurred costs of approximately $4.6 million and $4.9 million, respectively, in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At June 30, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $420,000 and $1,000, respectively, related to services performed by this company.
During the six months ended June 30, 2011 and 2010, Brigham incurred costs of approximately $803,000 and $904,000, respectively, in fees for services performed by a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. At June 30, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $155,000 and $219,000, respectively, related to services performed by this company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2010 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and six month periods ended June 30, 2011 and June 30, 2010. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2010 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
Historically, our exploration and development activities have been focused in our Onshore Gulf Coast, the Anadarko Basin and West Texas and Other provinces. However, in late 2007, the majority of our drilling capital expenditures shifted from our historically active areas to the Williston Basin, where we are currently targeting the Bakken and Three Forks objectives. We currently have approximately 375,800 net leasehold acres in the Williston Basin. Through the second quarter 2011, we have invested in excess of $975 million on drilling, land and support infrastructure in this region.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital.
Overview of Second Quarter 2011
Second quarter 2011 crude oil prices, excluding realized and unrealized derivative hedging results, increased 40% from that in the second quarter 2010. In the second quarter 2011, the average sales price that we received for crude oil, excluding realized and unrealized derivative hedging results, was $97.01 per barrel, which represents a $27.82 per barrel increase from that in the second quarter 2010. Second quarter 2011 natural gas prices inclusive of natural gas liquids, but excluding realized and unrealized derivative hedging results, increased 13% from that in the second quarter 2010. In the second quarter 2011, the average sales price that we received for natural gas inclusive of natural gas liquids, excluding realized and unrealized derivative hedging results, was $5.90 per Mcf, which represents a $0.66 per Mcf increase from that in the second quarter 2010.
Our second quarter 2011 production volumes were 12,206 barrels of equivalent per day, which represents a 57% increase from last year’s second quarter production volumes. Crude oil represented 84% of our production volumes in the second quarter 2011 as compared to 72% of our production volumes in the second quarter 2010. Both the increase in our production volumes and the increase in crude oil as a percent of total production volumes were as a result of our increased level of activity and successful drilling program in the Williston Basin targeting the Bakken and Three Forks objectives. Our second quarter 2011 production volumes included approximately 18,156 barrels of crude oil added to inventory during the quarter. Adjusting our second quarter 2011 production volumes for our increased level of inventory resulted in sales volumes of 12,004 barrels of equivalent per day in the second quarter 2011 versus sales volumes of 7,700 barrels of equivalent per day in the second quarter 2010.
Our second quarter 2011 crude oil revenue, including cash hedge settlements but excluding unrealized hedging gains and losses, increased $50.2 million, or 146%, compared to that in the second quarter 2010. Crude oil revenue increased $27.9 million due to higher sales volumes and $25.0 million due to higher sales prices. These increases were partially offset by a $2.7 million decrease in crude oil cash hedge settlements.

Second quarter 2011 natural gas revenue, including cash hedge settlements but excluding unrealized hedging gains and losses, decreased $0.4 million from that in the second quarter 2010. Natural gas revenue decreased $0.5 million due to lower sales volumes and $0.6 million due to lower cash hedge settlements. These decreases were partially offset by the higher natural gas prices during the second quarter 2011 compared to those in the prior year’s quarter, which increased natural gas revenue by $0.7 million.
Second quarter 2011 operating income was $81.3 million versus $19.3 million in the second quarter last year. The improvement in revenue associated with higher crude oil production, higher commodity prices as well as higher unrealized mark-to-market hedging gains was partially offset by lower cash hedge settlements and lower natural gas production. Higher revenue was also partially offset by increased depletion, lease operating and production tax expenses.
As of June 30, 2011, we had $362.3 million in cash, cash equivalents and short term investments and $1.6 billion in total assets. Short term investments totaling $180.6 million consist of government sponsored entity and investment grade corporate bonds, notes and commercial paper. Maturity dates are staggered to meet anticipated funding needs, and we expect to hold these investments to maturity. All of our investments are subject to market risks if sold prior to maturity and the credit risks of the issuers. Our portfolio at June 30, 2011 also includes approximately $120.6 million in cash equivalents. Our cash is held in commercial bank accounts. See Note 7 for a discussion of the fair value of these investments and instruments.
During the second quarter, we announced an acceleration of our drilling activities in the Williston Basin and reached 10 operated rigs in July 2011, which represents an acceleration of approximately six months relative to our previously announced schedule. In connection with the acceleration, we increased our capital budget for 2011 by approximately 21% and issued $300 million in senior notes to pre-fund our drilling activities. Furthermore, we also announced that two additional operated rigs would be added during the first quarter 2012.
Results for the Three and Six Months Ended June 30, 2011
Comparison of the three month and six month periods ended June 30, 2011 and 2010.
Production volumes

	Three months ended June 30,			Six months ended June 30,
	2011	%Change	2010	2011	%Change	2010

Crude oil (MBbls)(1)	919	83%	503	1,748	113%	822
Natural gas (MMcf)	1,079	(8%)	1,173	2,215	2%	2,182
Total (MBoe)(2)	1,099	57%	698	2,117	79%	1,186
Average daily production (Boe/d)(3)	12,206	57%	7,756	11,760	79%	6,588

(1)	Includes approximately 18,156 and 5,089 barrels of crude oil produced in the Williston Basin and added to inventory during the second quarters 2011 and 2010, respectively. Includes approximately 18,888 and 10,101 barrels of crude oil produced in the Williston Basin and added to inventory during the first half of 2011 and 2010, respectively.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.

Sales Volumes (Production volumes less the Incremental Change in Inventory)

	Three months ended June 30,			Six months ended June 30,
	2011	%Change	2010	2011	%Change	2010

Crude oil (MBbls)(1)	901	81%	497	1,729	113%	812
Natural gas (MMcf)	1,079	(8%)	1,173	2,215	2%	2,182
Total (MBoe)(2)	1,080	56%	693	2,098	78%	1,176
Average daily production (Boe/d)(3)	12,004	56%	7,700	11,655	78%	6,532

(1)	Excludes approximately 18,156 and 5,089 barrels of crude oil produced in the Williston Basin and added to inventory during the second quarters 2011 and 2010, respectively. Excludes approximately 18,888 and 10,101 barrels of crude oil produced in the Williston Basin and added to inventory during the first half of 2011 and 2010, respectively.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 84% of our second quarter 2011 production volumes and 83% of our first six months 2011 production volumes, compared to 72% in the second quarter 2010 and 69% in the first six months 2010.

Revenue, Commodity Prices and Hedging
The following table sets forth our revenue, our derivative settlement gains (losses), our unrealized derivative gains (losses), the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three months ended June 30,			Six months ended June 30,
	2011	%Change	2010	2011	%Change	2010

Crude oil revenue:
Crude oil revenue	$87,361	154%	$34,423	$156,957	174%	$57,293
Crude oil derivative settlement gains (losses)	(2,837)	2,049%	(132)	(3,883)	1,603%	(228)

Crude oil revenue including derivative settlements	$84,524	146%	$34,291	$153,074	168%	$57,065
Crude oil unrealized derivative gains (losses)	36,167	611%	5,088	1,144	(79%)	5,563

Crude oil revenue including derivative settlements and unrealized gains (losses)	$120,691	206%	$39,379	$154,218	146%	$62,628
Natural gas revenue:
Natural gas revenue	$6,365	4%	$6,141	$12,732	4%	$12,201
Natural gas derivative settlement gains (losses)	369	(63%)	993	1,465	(12%)	1,671

Natural gas revenue including derivative settlements	$6,734	(6%)	$7,134	$14,197	2%	$13,872
Natural gas unrealized derivative gains (losses)	(278)	(82%)	(1,587)	(1,263)	NM	990

Natural gas revenue including derivative settlements and unrealized gains (losses)	$6,456	16%	$5,547	$12,934	(13%)	$14,862
Crude oil and natural gas revenue:
Crude oil and natural gas revenue	$93,726	131%	$40,564	$169,689	144%	$69,494
Crude oil and natural gas derivative settlement gains (losses)	(2,468)	NM	861	(2,418)	NM	1,443

Crude oil and natural gas revenue including derivative settlement gains (losses)	91,258	120%	41,425	167,271	136%	70,937
Crude oil and natural gas unrealized derivative gains (losses)	35,889	925%	3,501	(119)	NM	6,553

Crude oil and natural gas revenue including derivative settlements and unrealized gains (losses)	127,147	183%	44,926	167,152	116%	77,490
Support infrastructure revenue	890	NM	—	1,484	NM	—
Other revenue	3	(25%)	4	5	(62%)	13

Total revenue	$128,040	185%	$44,930	$168,641	118%	$77,503

	Three months ended June 30,			Six months ended June 30,
	2011	%Change	2010	2011	%Change	2010

Average crude oil prices:
Crude oil price (per Bbl)	$97.01	40%	$69.19	$90.79	29%	$70.55
Crude oil price including derivative settlement gains (losses) (per Bbl)	93.86	36%	68.93	88.54	26%	70.27
Crude oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$134.01	69%	$79.16	$89.20	16%	$77.12
Average natural gas prices:
Natural gas price (per Mcf)	$5.90	13%	$5.24	$5.75	3%	$5.59
Natural gas price including derivative settlement gains (losses) (per Mcf)	6.24	3%	6.08	6.41	1%	6.36
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$5.98	26%	$4.73	$5.84	(14%)	$6.81
Average equivalent prices:
Crude oil equivalent price (per Boe)	$86.75	48%	$58.53	$80.88	37%	$59.09
Crude oil equivalent price including derivative settlement gains (losses) (per Boe)	84.47	41%	59.78	79.73	32%	60.32
Crude oil equivalent price including derivative settlements and unrealized gains (losses) (per Boe)	$117.69	82%	$64.83	$79.67	21%	$65.89

	For the three	For the six
	month periods	month periods
	ended June 30,	ended June 30,
	2011 and 2010	2011 and 2010

Change in revenue from the sale of crude oil
Volume variance impact	$27,889	$64,676
Price variance impact	25,049	34,988
Cash settlement of hedging contracts	(2,705)	(3,655)
Unrealized hedge gain or loss	31,079	(4,419)

Total change	$81,312	$91,590

Change in revenue from the sale of natural gas
Volume variance impact	$(488)	$179
Price variance impact	712	352
Cash settlement of hedging contracts	(624)	(206)
Unrealized hedge gain or loss	1,309	(2,253)

Total change	$909	$(1,928)

Change in revenue from the sale of crude oil and natural gas
Volume variance impact	$27,401	$64,855
Price variance impact	25,761	35,340
Cash settlement of hedging contracts	(3,329)	(3,861)
Unrealized hedge gain or loss	32,388	(6,672)

Total change	$82,221	$89,662

Second quarter 2011 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $82.2 million when compared to the second quarter 2010. The change in revenues was attributable to the following:
•	a $35.9 million unrealized derivative gain in second quarter 2011 versus a $3.5 million unrealized derivative gain in second quarter 2010 increased revenues by $32.4 million;
•	an 81% increase in crude oil sales volumes, which was partially offset by an 8% decrease in natural gas sales volumes, resulted in a $27.4 million increase in revenues;
•	an increase in pre-hedge crude oil and natural gas prices of 40% and 13%, respectively, increased revenues by $25.8 million; and
•	a $2.5 million cash loss from the settlement of derivative contracts in the second quarter 2011 versus a $0.8 million cash gain from the settlement of derivative contracts in the second quarter 2010 decreased revenues by $3.3 million.
First six months 2011 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $89.7 million when compared to that in the first six months 2010. The change in revenues was attributable to the following:
•	an increase in crude oil and natural gas sales volumes of 113% and 2%, respectively, drove a $64.9 million increase in revenues;
•	an increase in pre-hedge crude oil and natural gas prices of 29% and 3%, respectively, increased revenues by $35.3 million;
•	a $0.1 million unrealized derivative loss in first six months 2011 versus a $6.6 million unrealized derivative gain in first six months 2010 decreased revenues by $6.7 million; and
•	a $2.4 million cash loss from the settlement of derivative contracts in the first six months 2011 versus a $1.5 million cash gain from the settlement of derivative contracts in first six months 2010 decreased revenues by $3.9 million.
Hedging. We utilize collars, three way costless collars and puts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during the second quarter and first six months 2011 and 2010 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended June 30,			Six months ended June 30,
	2011	%Change	2010	2011	%Change	2010

Crude oil collars
Volumes (Bbls)	556,000	164%	211,000	1,074,000	202%	356,000
Average floor price (per Bbl)	$65.68	7%	$61.55	$65.91	10%	$60.03
Average ceiling price (per Bbl)	$98.83	10%	$90.16	$98.59	11%	$88.95
Gain (loss) upon settlement (in thousands)	$(2,837)	2,049%	$(132)	$(3,883)	1,603%	$(228)

Total crude oil
Gain (loss) upon settlement (in thousands)	$(2,837)	2,049%	$(132)	$(3,883)	1,603%	$(228)

Natural gas collars
Volumes (MMbtu)	330,000	(52%)	690,000	870,000	(22%)	1,110,000
Average floor price (per MMbtu)	$5.48	(1%)	$5.51	$5.91	8%	$5.49
Average ceiling price (per MMbtu)	$7.16	2%	$7.02	$7.55	8%	$7.02
Gain (loss) upon settlement (in thousands)	$369	(63%)	$993	$1,465	33%	$1,098

Natural gas three ways
Volumes (MMbtu)	—	—%	—	—	(100%)	390,000
Average floor price (per MMbtu)	$—	—%	$—	$—	(100%)	$6.96
Average ceiling price (per MMbtu)	$—	—%	$—	$—	(100%)	$8.62
Average price — written puts (per MMbtu)	$—	—%	$—	$—	(100%)	$4.58
Gain (loss) upon settlement (in thousands)	$—	—%	$—	$—	(100%)	$573

Total natural gas
Gain (loss) upon settlement ($ in thousands)	$369	(63%)	$993	$1,465	(12%)	$1,671
Support infrastructure. Revenue from support infrastructure comes from fees related to our support infrastructure assets in the Williston Basin, including fees from crude oil, natural gas, produced water and fresh water gathering lines as well as produced water disposal wells. Two of our produced water disposal wells in our Ross and Rough Rider project areas became operational early in the fourth quarter 2010 and late in the fourth quarter 2010, respectively. A second produced water disposal well in Rough Rider became operational at the end of the second quarter 2011. Our crude oil, produced water and fresh water gathering lines are expected to be fully operational in the fourth quarter 2011.
Other revenue. Other revenue relates to fees that we charge other parties who use our gas gathering systems that we own outside the Williston Basin to move their production from the wellhead to first party gas pipeline systems.
Operating costs and expenses
Production costs. We believe that per unit of production measures are the best ways to evaluate our production costs. We use this information to internally evaluate our performance, as well as to evaluate our performance relative to our peers.

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Three months ended June 30,			Three months ended June 30,
	2011	% Change	2010	2011	% Change	2010

Production costs:
Operating & maintenance	$5.94	46%	$4.06	$6,408	127%	$2,821
Expensed workovers	1.61	(14%)	1.88	1,741	34%	1,300
Ad valorem taxes	0.53	47%	0.36	575	130%	250

Lease operating expenses	$8.08	28%	$6.30	$8,724	100%	$4,371

Production taxes	8.75	55%	5.63	9,451	142%	3,900

Production costs	$16.83	41%	$11.93	$18,175	120%	$8,271

Second quarter 2011 per unit of production costs increased $4.90 per Boe, or 41%, compared to that in the second quarter last year primarily due to the following:
•	production taxes increased $3.12 per Boe, or 55%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to an 11.5% tax rate; and
•	operating and maintenance expenses increased $1.88 per Boe, or 46%, primarily due to increased costs associated with surface location and road repairs following the record winter snowfall melt and the heavy rains and higher produced water disposal costs for volumes injected at third party disposal wells.

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Six months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010

Production costs:
Operating & maintenance	$5.70	23%	$4.63	$11,951	119%	$5,445
Expensed workovers	1.59	(33%)	2.36	3,343	20%	2,775
Ad valorem taxes	0.55	28%	0.43	1,150	130%	500

Lease operating expenses	$7.84	6%	$7.42	$16,444	89%	$8,720

Production taxes	8.17	50%	5.45	17,149	168%	6,408

Production costs	$16.01	24%	$12.87	$33,593	122%	$15,128
First six months 2011 per unit of production costs increased $3.14 per Boe, or 24%, when compared to the first six months last year mainly due to the following:
•	production taxes increased $2.72 per Boe, or 50%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to an 11.5% tax rate;
•	operating and maintenance expenses increased $1.07 per Boe, or 23%, due to increased costs associated with surface location and road repairs following the record winter snowfall melt and the heavy rains and higher produced water disposal costs for volumes injected at third party disposal wells; and
•	expensed workovers decreased $0.77 per Boe, or 33%, largely due to our higher sales volumes.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands, except per unit measurements)

General and administrative costs	$6,262	17%	$5,332	$12,900	15%	$11,247
Capitalized general and administrative costs	(3,097)	18%	(2,621)	(6,353)	17%	(5,450)

General and administrative expenses	$3,165	17%	$2,711	$6,547	13%	$5,797

General and administrative expense ($ per Boe)	$2.93	(25%)	$3.91	$3.12	(37%)	$4.93
Our general and administrative costs prior to capitalization for the first three months and six months of 2011 increased primarily because of higher employee compensation costs due to higher levels of non-cash stock compensation expense. Our per unit costs decreased due to our higher sales volumes.
Depletion of crude oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands, except per unit measurements)

Depletion of crude oil and natural gas properties	$23,531	65%	$14,247	$42,471	81%	$23,458
Depletion of crude oil and natural gas properties ($ per Boe)	$21.79	6%	$20.56	$20.24	1%	$19.95
Our depletion expense for the second quarter 2011 was $9.3 million higher than that in the second quarter 2010. Higher sales volumes and a higher depletion rate increased depletion expense by $8.0 million and $1.3 million, respectively.
Our depletion expense for the first six months 2011 was $19.0 million higher than that in the first six months 2010. Higher sales volumes and a higher depletion rate increased depletion expense by $18.4 million and $0.6 million, respectively.
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
During the three and six month periods ended June 30, 2011 and 2010, no ceiling test impairment was recorded.
Net interest expense. Interest on our 8 3/4% and 6 7/8% Senior Notes and our Senior Credit Facility represents the largest portion of our interest expense. Other costs include commitment fees that we pay on the unused portion of the borrowing base for our Senior Credit Facility. In addition, we typically pay loan and debt issuance costs when we enter into new lending agreements or amend existing agreements. When incurred, these costs are recorded as non-current assets and are then amortized over the life of the loan. We capitalize interest costs on borrowings associated with our major capital projects prior to their completion. Capitalized interest is added to the cost of the underlying assets and is amortized over the lives of the assets.

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands)

Interest on Senior Notes	$8,969	133%	$3,850	$15,531	102%	$7,700
Interest on Senior Credit Facility	125	NM	—	128	NM	—
Commitment fees	407	150%	163	661	103%	326
Dividend on mandatorily redeemable preferred stock	—	(100%)	120	—	(100%)	269
Amortization of deferred loan and debt issuance cost	591	23%	481	1,108	15%	963
Other general interest expense	63	(38%)	101	99	(2%)	101
Capitalized interest expense	(4,361)	144%	(1,784)	(8,355)	137%	(3,524)

Net interest expense	$5,794	98%	$2,931	$9,172	57%	$5,835

Weighted average debt outstanding	$463,492	176%	$167,881	$382,197	126%	$168,985
Average interest rate on outstanding indebtedness (a)	8.3%		10.1%	8.7%		10.0%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Second quarter 2011 interest expense was $2.9 million higher than that in 2010 primarily due to a $5.1 million increase in interest expense associate with our 8 3/4% and 6 7/8% Senior Notes that were issued in September 2010 and May 2011, respectively. This increase was partially offset by a $2.6 million increase in capitalized interest expense associated with our higher level of activity in the Williston Basin.
First six months 2011 interest expense was $3.3 million higher than that in 2010 primarily due to a $7.8 million increase in interest expense associate with our 8 3/4% and 6 7/8% Senior Notes that were issued in September 2010 and May 2011, respectively. This increase was partially offset by a $4.8 million increase in capitalized interest expense associated with our higher level of activity in the Williston Basin.
Other income (expense).
Other income (expense) included:

	Three months ended June 30,			Six months ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands)
Other income (expense):
Total other income (expense)	$3,934	233%	$1,181	$7,088	280%	$1,866

Other income increased in 2011 as a result of higher levels of field general equipment income in the Williston Basin.
Income taxes. Based on estimates of our annual effective tax rate of 11.2%, we recorded $8.9 million and $9.1 million in deferred federal and state income tax expense in the second quarter and the first six months of 2011, respectively, compared to no current or deferred federal or state income tax expense in the second quarter and the first six months of 2010. The differences in our effective tax rate of 11.2% and the statutory rate of 35% are primarily due to decreases in our valuation allowances on federal and state net operating losses and our inability to deduct certain portions of our non-cash stock compensation expense for federal income tax purposes.

Capital Expenditures
The timing of most of our capital expenditures is discretionary because we operate the majority of our wells. We have long-term capital commitment expenditures with a drilling contractor for four walking drilling rigs for a three year period beginning on their delivery dates, two of which are expected to be delivered in early 2012 and two of which are expected to be delivered mid-year 2012. Other than these obligations, we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. Our capital expenditure program includes the following:
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

The table below summarizes our 2011 oil and gas capital expenditure budget, the amount spent through June 30, 2011 and the amount of our 2011 oil and gas capital expenditure budget that remains to be spent.

		Amount
	2011	Spent Through	Amount
	Budget	June 30, 2011	Remaining (a)
	(In millions)
Drilling	$669.2	$276.8	$392.4
Support infrastructure	87.1	32.8	54.3
Land	79.2	57.3	21.9

Oil and gas capital expenditures	$835.5	$366.9	$468.6

(a)	Calculated based on the revised 2011 oil and gas capital expenditure budget announced in May 2011 less amounts spent through June 30, 2011.
Liquidity and Capital Resources
Sources of Capital
For the remainder of 2011, we intend to fund our capital expenditure program and contractual commitments with cash, cash equivalents, short term investments on hand as of June 30, 2011, cash flows from operations, the potential sale of interests in projects and properties, availability under our Senior Credit Facility or alternative financing sources.
8 3/4% Senior Notes
As of June 30, 2011, we had outstanding $300 million of 8 3/4% Senior Notes due 2018, which were issued in September 2010. In connection with the issuance of the 8 3/4% Senior Notes, we tendered for and purchased or redeemed $160 million of our 9 5/8% Senior Notes due 2014 in September and October 2010.
Our 8 3/4% Senior Notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Beginning April 2011, we paid 8 3/4% interest on the $300 million outstanding. Future interest payments are due semi-annually in arrears in October and April of each year.
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
Additionally, the Indenture governing the 8 3/4% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 8 3/4% Senior Notes as of June 30, 2011.

6 7/8% Senior Notes
As of June 30, 2011, we had outstanding $300 million of 6 7/8% Senior Notes due 2019, which were issued in May 2011.
Our 6 7/8% Senior Notes are fully and unconditionally guaranteed by us, and our wholly-owned subsidiaries, Brigham, Inc. and Brigham Oil & Gas, L.P. Beginning December 2011, we will pay 6 7/8% interest on the $300 million outstanding. Future interest payments are due semi-annually in arrears in December and June of each year.
The 6 7/8% Senior Notes are our unsecured senior obligations, and:
•	rank equally in right of payment with all our existing and future senior indebtedness;
•	rank senior to all of our future subordinated indebtedness; and
•	are effectively junior in right of payment to all of our and our guarantors’ existing and future secured indebtedness, including debt of our Senior Credit Facility.
The Indenture governing the 6 7/8% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 6 7/8% Senior Notes may declare all outstanding 6 7/8% Senior Notes to be due and payable immediately.
Additionally, the Indenture governing the 6 7/8% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 6 7/8% Senior Notes as of June 30, 2011.
Senior Credit Facility
Our Senior Credit Facility provides for revolving credit borrowings up to $600 million, a current borrowing base of $325 million and a five year maturity. As of June 30, 2011, we had no amounts outstanding under our Senior Credit Facility.
The borrowing base under our Senior Credit Facility will be redetermined at least semi-annually and the amount of borrowing capacity available to us under the Senior Credit Facility could fluctuate. In the event that the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to pay off the borrowing base deficiency and carry out our planned spending for exploration and development activities.
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
Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Six months ended June 30,
	2011	%Change	2010
	(In thousands)

Net income (loss)	$72,389	143%	$29,788
Non-cash items	57,122	237%	16,952
Changes in working capital and other items	30,930	53%	20,180

Cash flows provided by operating activities	$160,441	140%	$66,920
Cash flows (used) by investing activities	(292,869)	0%	(293,792)
Cash flows provided by financing activities	290,374	8%	268,913

Net increase in cash and cash equivalents	$157,946	276%	$42,041

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
Net cash provided by operating activities for the first six months of 2011 was $93.5 million higher than the first six months of 2010. The following are the primary reasons for the increase:
•	higher crude oil and natural gas sales volumes increased operating cash flow by $64.9 million;
•	higher oil equivalent sales prices increased operating cash flow by $35.3 million;
•	higher production taxes decreased operating cash flow by $10.7 million; and
•	higher lease operating costs decreased operating cash flow by $7.7 million.
Analysis of changes in cash flows used in investing activities

	Six months ended June 30,
	2011	%Change	2010
	(In thousands)
Capital expenditures for crude oil and natural gas activities:
Drilling	$276,792	141%	$114,930
Support infrastructure	32,836	NM	—
Land	57,273	94%	29,539
Capitalized cost	13,559	51%	8,974
Capitalized asset retirement obligation	552	115%	257

Total	$381,012	148%	$153,700

	Six months ended June 30,
	2011	%Change	2010
	(In thousands)
Reconciling Items:
Asset sale proceeds including ARO liability reduction	$—	(100%)	$(13,706)
Change in accrued drilling costs	(55,549)	86%	(29,849)
Change in short term investments	(43,355)	NM	172,342
Change in other property and equipment	1,640	(69%)	5,375
Change in inventory	12,529	229%	3,806
Other	(3,408)	NM	2,124

Total Reconciling Items	(88,143)	NM	140,092

Net cash used in investing activities	$292,869	0%	$293,792
Net cash used by investing activities was impacted by the following items during in the first six months 2011:
•	drilling expenditures increased by $161.9 million;
•	land expenditures increased by $27.7 million;
•	capitalized costs increased by $4.6 million;
•	the change in accrued drilling costs decreased cash used in investing activities by $25.7 million;
•	the change in short term investments decreased cash used in investing activities by $215.7 million; and
•	the change in inventory increased cash used in investing activities by $8.7 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first six months of 2011 was 8% greater than the first six months of 2010. During the first six months 2011, we received net proceeds of $294.4 million associated with our May 2011 Senior Notes offering. During the first six months 2010, we received net proceeds of $277.5 million from our April 2010 common stock offering.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the six months ended June 30, 2011 and 2010.

	Shares Issued	Net Proceeds
		(In thousands)
2011 common stock transactions:
Exercise of employee stock options	69,300	$582

2010 common stock transactions:
Common stock offering (April)	16,100,000	$277,547
Exercise of employee stock options	379,412	$1,854
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
During 2010 and through June 30, 2011, we were party to crude oil costless collars, crude oil puts, natural gas costless collars and natural gas three-way costless collars.
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

The following tables reflect our open crude oil and natural gas contracts as of June 30, 2011, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude Oil Costless Collars
07/01/11 – 12/31/11	42,000	$65.00	$88.25
07/01/11 – 12/31/11	30,000	$60.00	$97.25
07/01/11 – 12/31/11	30,000	$65.00	$108.00
07/01/11 – 12/31/11	24,000	$70.00	$106.80
07/01/11 – 12/31/11	24,000	$75.00	$102.60
07/01/11 – 12/31/11	12,000	$75.00	$103.00
07/01/11 – 09/30/11	9,000	$70.00	$95.00
10/01/11 – 12/31/11	6,000	$70.00	$96.35
07/01/11 – 07/31/11	3,000	$70.00	$94.80
07/01/11 – 12/31/11	12,000	$75.00	$95.15
07/01/11 – 12/31/11	18,000	$75.00	$104.30
01/01/12 – 06/30/12	60,000	$75.00	$106.90
07/01/11 – 12/31/11	18,000	$65.00	$100.00
07/01/11 – 07/31/12	198,500	$65.00	$97.20
07/01/11 – 07/31/12	198,500	$65.00	$98.55
07/01/11 – 07/31/12	198,500	$65.00	$100.00
07/01/11 – 07/31/12	198,500	$65.00	$100.40
07/01/11 – 08/31/11	15,500	$65.00	$94.80
09/01/11 – 12/31/11	61,000	$65.00	$97.40
01/01/12 – 06/30/12	182,000	$65.00	$99.25
09/01/11 – 12/31/11	61,000	$65.00	$99.00
07/01/11 – 08/31/11	15,500	$65.00	$96.75
01/01/12 – 06/30/12	91,000	$65.00	$101.00
01/01/12 – 06/30/12	182,000	$65.00	$100.75
01/01/12 – 06/30/12	91,000	$65.00	$102.75
07/01/12 – 07/31/12	62,000	$65.00	$102.25
07/01/11 – 12/31/11	92,000	$65.00	$100.00
07/01/12 – 07/31/12	31,000	$65.00	$105.25
07/01/11 – 12/31/11	92,000	$65.00	$106.50
07/01/11 – 12/31/11	92,000	$65.00	$100.00
01/01/12 – 06/30/12	136,500	$65.00	$107.25
07/01/12 – 09/30/12	92,000	$65.00	$109.40
08/01/12 – 09/30/12	61,000	$65.00	$110.25
08/01/12 – 09/30/12	61,000	$65.00	$112.00
10/01/12 – 10/31/12	62,000	$65.00	$112.65
01/01/12 – 07/31/12	106,500	$65.00	$110.00
08/01/12 – 10/31/12	92,000	$70.00	$110.90
10/01/12 – 10/31/12	31,000	$70.00	$110.90
08/01/12 – 10/31/12	92,000	$70.00	$106.50
11/01/12 – 12/31/12	122,000	$70.00	$107.70
11/01/12 – 12/31/12	122,000	$70.00	$110.00
07/01/11 – 12/31/11*	276,000	$65.00	$100.00
08/01/12 – 10/31/12	276,000	$75.00	$112.50
11/01/12 – 12/31/12	244,000	$75.00	$112.50
07/01/12 – 07/31/12	62,000	$75.00	$114.00
01/01/13 – 02/28/13	118,000	$75.00	$113.05
01/01/13 – 03/31/13	180,000	$80.00	$120.00
03/01/13 – 03/31/13	62,000	$80.00	$120.00
02/01/12 – 12/31/12	335,000	$80.00	$134.25
01/01/13 – 03/31/13	270,000	$80.00	$129.45
09/01/11 – 12/31/11	244,000	$90.00	$144.00
01/01/12 – 12/31/12	366,000	$85.00	$139.50
01/01/13 – 05/31/13	302,000	$85.00	$134.00

*	Crude oil collar was completed in two phases. First, the put option (floor) was purchased. Subsequently, the call option (ceiling) was sold thereby converting the position into a collar.

	Crude	Purchased
	Oil	Put
Settlement Period	(Bbls)	(Nymex)
Crude Oil Puts
01/01/12 – 06/30/12	91,000	$65.00
01/01/12 – 06/30/12	91,000	$65.00
01/01/12 – 06/30/12	45,500	$65.00
01/01/12 – 06/30/12	45,500	$65.00
07/01/12 – 12/31/12	276,000	$80.00

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
07/01/11 – 12/31/11	180,000	$5.75	$7.65
07/01/11 – 12/31/11	240,000	$5.75	$7.40
07/01/11 – 12/31/11	240,000	$5.00	$6.55

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In the second quarter 2011, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

Maximum
Number (or
Approximate
Dollar Value) of
			Total Number of	Shares that May
			Shares Purchased	Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
April 2011	—	$—	—	—
May 2011	1,326	28.752	—	—
June 2011	—	—	—	—

Total	1,326	$28.752	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Brigham’s Registration Statement on Form S-1 (Registration No. 333-22491) and incorporated herein by reference)

3.2
Certificates of Amendment of Certificate of Incorporation of Brigham Exploration Company dated May 6, 1999 and May 22, 2000 (filed as Exhibit 3.1.1 to Brigham’s Registration Statement on Form S-3 (Registration No. 333-37558) and incorporated herein by reference)

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

4.2
Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed October 31, 2000 (filed as Exhibit 4.1 to Brigham’s Current Report on Form 8-K, as amended (filed November 8, 2000) and incorporated herein by reference)

4.3
Certificate of Amendment of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed March 2, 2001 (filed as Exhibit 4.2.1 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

4.4
Certificate of Elimination of Certificate of Designations of Series A Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company dated August 9, 2010 (filed as Exhibit 3.7 to Brigham’s Current Report on Form 8-K (filed August 10, 2010) and incorporated herein by reference)

4.5
Certificate of Designations of Series B Preferred Stock (Par Value $.01 Per Share) of Brigham Exploration Company filed December 20, 2002 (filed as Exhibit 4.4 to Brigham’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.6
Certificate of Elimination of Certificate of Designations of Series B Preferred Stock of Brigham Exploration Company, dated June 4, 2004 (filed as Exhibit 99.2 to Brigham’s Current Report on Form 8-K (filed July 20, 2004) and incorporated herein by reference)

4.7
Certificate of Designations of Series C Junior Participating Preferred Stock of Brigham Exploration Company effective as of December 10, 2008 (filed as Exhibit 3.1 to Brigham’s Current Report on Form 8-K (filed December 11, 2008) and incorporated herein by reference)

4.8
Certificate of Elimination of Certificate of Designations of Series C Junior Participating Preferred Stock of Brigham Exploration Company dated March 9, 2010 (filed as Exhibit 3.6 to Brigham’s Current Report on Form 8-K (filed March 15, 2010) and incorporated herein by reference)

4.9
Indenture, dated September 27, 2010, among Brigham Exploration Company, Brigham, Inc., Brigham Oil & Gas, L.P. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.17 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.10		Rule 144A 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.18 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.11		Regulation S 8 3/4% Senior Note due 2018 and Notation of Guarantee (filed as Exhibit 4.19 to Brigham’s Current Report on Form 8-K (filed October 1, 2010) and incorporated herein by reference)

4.12	*	Indenture, dated May 19, 2011, among Brigham Exploration Company, Brigham, Inc., Brigham Oil & Gas, L.P. and Wells Fargo Bank, National Association, as Trustee

4.13	*	Rule 144A 6 7/8% Senior Note due 2019 and Notation of Guarantee

4.14	*	Regulation S 6 7/8% Senior Note due 2019 and Notation of Guarantee

4.15	*
Registration Rights Agreement dated May 19, 2011, among Brigham Exploration Company, Brigham, Inc., Brigham Oil & Gas, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as representatives for the several initial purchasers

10.33
First Amendment to the Fifth Amended and Restated Credit Agreement dated February 23, 2011 among Brigham Oil & Gas, L.P., Brigham Exploration Company and Brigham, Inc. and Bank of America, N.A. (filed as Exhibit 10.33 to Brigham’s Current Report on Form 8-K (filed May 16, 2011) and incorporated herein by reference)

10.34
Purchase Agreement dated May 16, 2011 among the Company, the Guarantors and the Purchasers (filed as Exhibit 10.34 to Brigham’s Current Report on Form 8-K (filed May 19, 2011) and incorporated herein by reference)

10.35		Amendment to 1997 Director Stock Option Plan (filed as Exhibit 10.35 to Brigham’s Current Report on Form 8-K (filed June 24, 2011) and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350

32.2	*	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.LAB	**	XBRL Label Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2011.

BRIGHAM EXPLORATION COMPANY

By:	/s/ BEN M. BRIGHAM Ben M. Brigham
Chief Executive Officer, President and
Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR. Eugene B. Shepherd, Jr.
Executive Vice President and
Chief Financial Officer