Form 10-Q
period 2011-09-30
BRIGHAM EXPLORATION CO
filed 2011-11-08
CIK 1034755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34224
Brigham Exploration Company
(Exact name of registrant as specified in its charter)

Delaware	75-2692967
(State of other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6300 Bridge Point Parkway, Building 2, Suite 500, Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding
Common Stock, par value $.01 per share as of November 4, 2011	117,318,932

Brigham Exploration Company
Third Quarter 2011 Form 10-Q Report

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$91,544	$23,743
Accounts receivable	131,332	70,368
Short-term investments	114,738	223,991
Inventory	53,238	34,959
Other current assets	26,106	7,796

Total current assets	416,958	360,857

Oil and natural gas properties, using the full cost method including
Proved, net of accumulated depletion of $495,115 and $423,691	761,999	486,423
Unproved	433,848	182,933

	1,195,847	669,356

Other property and equipment, net	95,887	42,837
Deferred loan fees	17,159	9,064
Other noncurrent assets	20,876	3,287

Total assets	$1,746,727	$1,085,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,840	$50,023
Royalties payable	82,992	42,155
Accrued drilling costs	155,888	61,067
Participant advances received	5,511	3,037
Derivative liabilities	69	9,442
Other current liabilities	27,315	10,821

Total current liabilities	361,615	176,545

Senior Notes	600,000	300,000

Other noncurrent liabilities	12,074	15,586

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock, $.01 par value, 180 million shares authorized, 116,800,125 and 116,564,182 shares issued and 116,498,651 and 116,289,180 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1,168	1,166
Additional paid-in capital	770,920	765,326
Treasury stock, at cost; 301,474 and 275,002 shares at September 30, 2011 and December 31, 2010, respectively	(3,388)	(2,657)
Accumulated other comprehensive income (loss)	(8)	(9)
Retained earnings (deficit)	4,346	(170,556)

Total stockholders’ equity	773,038	593,270

Total liabilities and stockholders’ equity	$1,746,727	$1,085,401

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Oil and natural gas sales	$113,766	$43,663	$283,455	$113,157
Gain (loss) on derivatives, net	53,094	(7,057)	50,557	939
Support infrastructure	1,242	—	2,726	—
Other revenue	3	4	8	17

	168,105	36,610	336,746	114,113

Costs and expenses:
Lease operating	13,595	3,964	30,039	12,684
Production taxes	11,483	4,250	28,632	10,658
Support infrastructure	610	—	1,329	—
General and administrative	3,359	3,255	9,906	9,052
Depletion of oil and natural gas properties	28,953	15,312	71,424	38,770
Depreciation and amortization	1,722	362	3,937	856
Accretion of discount on asset retirement obligations	127	103	350	312

	59,849	27,246	145,617	72,332

Operating income (loss)	108,256	9,364	191,129	41,781

Other income (expense):
Interest income	240	1,716	949	3,056
Interest expense, net	(7,472)	(2,058)	(16,644)	(7,893)
Loss on redemption of Senior Notes	—	(10,948)	—	(10,948)
Other income (expense)	(2,333)	1,250	4,755	3,116

	(9,565)	(10,040)	(10,940)	(12,669)

Income (loss) before income taxes	98,691	(676)	180,189	29,112

Income tax benefit (expense):
Current	—	—	—	—
Deferred	3,822	—	(5,287)	—

	3,822	—	(5,287)	—

Net income (loss)	$102,513	$(676)	$174,902	$29,112

Net income (loss) per share available to common stockholders:
Basic	$0.88	$(0.01)	$1.50	$0.27

Diluted	$0.86	$(0.01)	$1.48	$0.26

Weighted average shares outstanding:
Basic	116,459	115,921	116,409	109,657

Diluted	118,557	115,921	118,552	111,562

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive		Stockholders’
	Shares	Amounts	Capital	Stock	Income (Loss)	Retained Earnings	Equity
Balance, December 31, 2010	116,564	$1,166	$765,326	$(2,657)	$(9)	$(170,556)	$593,270
Comprehensive income:
Net income (loss)	—	—	—	—	—	174,902	174,902
Unrealized gains (losses) on investments	—	—	—	—	1	—	1
Tax benefit (provisions)	—	—	—	—	—	—	—

Comprehensive income							174,903
Issuance of common stock	—	—	—	—	—	—	—
Exercises of employee stock options	84	1	669	—	—	—	670
Vesting of restricted stock	144	1	(1)	—	—	—	—
Stock based compensation	8	—	4,926	—	—	—	4,926
Repurchases of common stock	—	—	—	(731)	—	—	(731)

Balance, September 30, 2011	116,800	$1,168	$770,920	$(3,388)	$(8)	$4,346	$773,038

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRIGHAM EXPLORATION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$174,902	$29,112
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion of oil and natural gas properties	71,424	38,770
Depreciation and amortization	3,937	856
Stock based compensation	2,736	1,933
Amortization of deferred loan fees and debt issuance costs	1,798	1,475
Loss on early redemption of Senior Notes	—	10,948
Market value and other adjustments for derivative instruments	(52,997)	1,262
Accretion of discount on asset retirement obligations	350	312
Deferred income taxes	5,287	—
Other noncash items	30	—
Changes in operating assets and liabilities:
Accounts receivable	(60,964)	(21,424)
Other current assets	(2,545)	(2,218)
Accounts payable	39,817	20,574
Royalties payable	40,837	19,336
Participant advances received	2,474	(4,187)
Other current liabilities	16,542	(2,067)
Other noncurrent assets and liabilities	(245)	(1,461)

Net cash provided by operating activities	243,383	93,221

Cash flows from investing activities:
Additions to oil and natural gas properties	(500,271)	(279,406)
Changes to inventory	(18,279)	(14,805)
Purchases of short term investments	(298,021)	(227,604)
Sales of short term investments	407,275	116,569
Additions to other property and equipment	(57,017)	(14,142)
Proceeds from the sale of assets	183	12,544
Decrease (increase) in drilling advances paid	550	(1,397)

Net cash provided (used) by investing activities	(465,580)	(408,241)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	277,547
Redemption of Series A mandatorily redeemable preferred stock	—	(10,101)
Proceeds from Senior Notes offering	300,000	300,000
Redemption of Senior Notes	—	(162,789)
Deferred loan fees paid and equity costs	(9,893)	(6,427)
Principal payments on capital lease obligations	(48)	—
Proceeds from exercise of employee stock options	670	2,484
Repurchases of common stock	(731)	(471)

Net cash provided (used) by financing activities	289,998	400,243

Net increase (decrease) in cash and cash equivalents	67,801	85,223
Cash and cash equivalents, beginning of year	23,743	40,781

Cash and cash equivalents, end of period	$91,544	$126,004

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
3. Commitments and Contingencies
Brigham is, from time to time, party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial condition, results of operations or cash flows of Brigham. See Part II, Item 1 Legal Proceedings.
As of September 30, 2011, there are no known environmental or other regulatory matters related to Brigham’s operations that are reasonably expected to result in a material liability to Brigham. Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on Brigham’s financial position, results of operations or cash flows.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average common shares outstanding — basic	116,459	115,921	116,409	109,657
Plus: Potential common shares
Stock options and restricted stock	2,098	—	2,143	1,905

Weighted average common shares outstanding — diluted	118,557	115,921	118,552	111,562

Stock options excluded from diluted EPS due to the anti-dilutive effect	105	5,178	288	1,125

5. Income Taxes
Based on estimates of its 2011 annual effective tax rate, Brigham has a $5.3 million deferred federal and state income tax expense for the nine months ended September 30, 2011. The annual effective tax rate takes into consideration the estimated reduction in Brigham’s valuation allowance through 2011. There was no federal or state tax expense (benefit) for the nine months ended September 30, 2010.
Brigham utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences at each balance sheet date. By using the estimated 2011 annual effective rate, the deferred tax assets and liabilities differ from those that would result if Brigham used a year-to-date effective rate. On a year-to-date basis at September 30, 2011, Brigham has a net deferred tax liability. Using an annual effective tax rate, Brigham has a net deferred tax asset, primarily due to its net operating loss carryovers. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this criteria, Brigham determined that its valuation allowance should be reduced to zero at September 30, 2011. The valuation allowance was $62.3 million at December 31, 2010.
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
The tax years that remain subject to examination by Federal and major state tax jurisdictions are the years ended December 31, 2010, 2009, and 2008. In addition, Brigham is open to examination for the years 1997 through 2007, resulting from net operating losses generated and available for carryforward.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects open commodity derivative contracts at September 30, 2011, the associated volumes and the corresponding weighted average NYMEX reference price (WTI and Henry Hub).

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Natural Gas Costless Collars
10/01/11 — 12/31/11	90,000		$5.75	$7.65
10/01/11 — 12/31/11	120,000		$5.75	$7.40
10/01/11 — 12/31/11	120,000		$5.00	$6.55
Oil Costless Collars
10/01/11 — 07/31/12		152,500	$65.00	$97.20
10/01/11 — 07/31/12		152,500	$65.00	$98.55
10/01/11 — 07/31/12		152,500	$65.00	$100.40
10/01/11 — 07/31/12		152,500	$65.00	$100.00
10/01/11 — 12/31/11		21,000	$65.00	$88.25
10/01/11 — 12/31/11		15,000	$60.00	$97.25
10/01/11 — 12/31/11		15,000	$65.00	$108.00
10/01/11 — 12/31/11		12,000	$70.00	$106.80
10/01/11 — 12/31/11		12,000	$75.00	$102.60
10/01/11 — 12/31/11		9,000	$65.00	$100.00
10/01/11 — 12/31/11		9,000	$75.00	$104.30
10/01/11 — 12/31/11		46,000	$65.00	$100.00
10/01/11 — 12/31/11		46,000	$65.00	$100.00
10/01/11 — 12/31/11		46,000	$65.00	$106.50
10/01/11 — 12/31/11		6,000	$75.00	$103.00
10/01/11 — 12/31/11		6,000	$75.00	$95.15
10/01/11 — 12/31/11		46,000	$65.00	$99.00
10/01/11 — 12/31/11		46,000	$65.00	$97.40
10/01/11 — 12/31/11		184,000	$90.00	$144.00
10/01/11 — 12/31/11		6,000	$70.00	$96.35
01/01/12 — 06/30/12		60,000	$75.00	$106.90
01/01/12 — 06/30/12		182,000	$65.00	$100.75
01/01/12 — 06/30/12		91,000	$65.00	$101.00
01/01/12 — 06/30/12		182,000	$65.00	$99.25
01/01/12 — 06/30/12		91,000	$65.00	$102.75
01/01/12 — 06/30/12		136,500	$65.00	$107.25
01/01/12 — 07/31/12		106,500	$65.00	$110.00
01/01/12 — 12/31/12		366,000	$85.00	$139.50
02/01/12 — 12/31/12		335,000	$80.00	$134.25
07/01/12 — 07/31/12		62,000	$65.00	$102.25
04/01/12 — 04/30/12		15,000	$80.00	$102.50
06/01/12 — 06/30/12		25,000	$80.00	$102.50
07/01/12 — 07/31/12		31,000	$65.00	$105.25
07/01/12 — 07/31/12		62,000	$75.00	$114.00
07/01/12 — 09/30/12		92,000	$65.00	$109.40
08/01/12 — 09/30/12		61,000	$65.00	$110.25
08/01/12 — 09/30/12		61,000	$65.00	$112.00
08/01/12 — 10/31/12		92,000	$70.00	$110.90
08/01/12 — 10/31/12		92,000	$70.00	$106.50
08/01/12 — 10/31/12		276,000	$75.00	$112.50
09/01/12 — 12/31/12		110,000	$80.00	$102.50
10/01/12 — 10/31/12		62,000	$65.00	$112.65
10/01/12 — 10/31/12		31,000	$70.00	$110.90
11/01/12 — 12/31/12		122,000	$70.00	$107.70
11/01/12 — 12/31/12		122,000	$70.00	$110.00
11/01/12 — 12/31/12		244,000	$75.00	$112.50
01/01/13 — 02/28/13		118,000	$75.00	$113.05
01/01/13 — 03/31/13		180,000	$80.00	$120.00
01/01/13 — 03/31/13		270,000	$80.00	$129.45
01/01/13 — 05/31/13		302,000	$85.00	$134.00
03/01/13 — 03/31/13		62,000	$80.00	$120.00
04/01/13 — 09/30/13		540,000	$75.00	$109.00

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Crude	Purchased	Written	Written
	Oil	Put	Call	Put
Settlement Period	(Barrels)	Nymex	Nymex	Nymex
Crude Oil Three Way Costless Collars
01/01/12 — 06/30/12	136,500	$80.00	$107.50	$65.00
01/01/12 — 06/30/12	136,500	$80.00	$107.50	$65.00

	Natural	Crude	Purchased	Written
	Gas	Oil	Put	Call
Settlement Period	(MMBTU)	(Barrels)	Nymex	Nymex
Crude Oil Calls
10/01/11 —12/31/11		138,000		$100.00
Crude Oil Puts
10/01/11 — 06/30/12		137,000	$65.00
10/01/11 — 06/30/12		137,000	$65.00
10/01/11 — 06/30/12		68,500	$65.00
10/01/11 — 06/30/12		68,500	$65.00
07/01/12 — 12/31/12		276,000	$80.00
Additional Disclosures about Derivative Instruments and Hedging Activities
At September 30, 2011 and December 31, 2010, Brigham had derivative financial instruments under FASB ASC 815 recorded on the consolidated balance sheet as set forth below:

		September 30,
		2011	Dec 31, 2010
		Estimated	Estimated
Type of Contract	Balance Sheet Location	Fair Value	Fair Value
		(in thousands)	(in thousands)

Derivatives Not Designated as Hedging Instruments

Derivative Assets:
Natural gas and crude oil contracts	Other current assets	$18,322	$2,557
Natural gas and crude oil contracts	Other non-current assets	19,593	309

Total Derivative Assets		$37,915	$2,866

Derivative Liabilities:
Natural gas and crude oil contracts	Derivative liabilities - current	$(69)	$(9,442)
Natural gas and crude oil contracts	Other non-current liabilities	—	(8,575)

Total Derivative Liabilities		$(69)	$(18,017)

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2011 and 2010, the effect on income in the consolidated statement of operations for derivative financial instruments under FASB ASC 815 was as follows:

		Three Months	Three Months
		Ended	Ended
		Sept. 30, 2011	Sept. 30, 2010
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)

Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$274	$1,689
Crude oil contracts	Gain (loss) on derivatives, net	52,820	(8,746)

Total Derivative Gain (loss)		$53,094	$(7,057)

		Nine Months	Nine Months
		Ended	Ended
		Sept. 30, 2011	Sept. 30, 2010
	Statement of Operations	Amount of	Amount of
Type of Contract	Location of Gain (Loss)	Gain (Loss)	Gain (Loss)
		(in thousands)	(in thousands)

Derivatives Not Designated as Hedging Instruments

Natural gas contracts	Gain (loss) on derivatives, net	$476	$4,349
Crude oil contracts	Gain (loss) on derivatives, net	50,081	(3,410)

Total Derivative Gain (loss)		$50,557	$939

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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$(69)	$—	$(69)	$—
Other non-current liabilities	—	—	—	—
Other current assets	18,322	—	18,322	—
Other non-current assets	19,593	—	19,593	—

	$37,846	$—	$37,846	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	$(9,442)	$—	$(9,442)	$—
Other non-current liabilities	(8,575)	—	(8,575)	—
Other current assets	2,557	—	2,557	—
Other non-current assets	309	—	309	—

	$(15,151)	$—	$(15,151)	$—

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

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,403)	—	—	(5,403)

	$(5,403)	$—	$—	$(5,403)

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Other non-current liabilities	(5,923)	—	—	(5,923)

	$(5,923)	$—	$—	$(5,923)

See Note 13, “Asset Retirement Obligations” for a rollforward of the asset retirement obligation.

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments held by Brigham include certificates of deposit, corporate debt, and government securities. The fair value of the investments is reflected on the balance sheet as detailed below (in thousands).

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	September 30,	for Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Investments	114,738	114,738	—	—

	$114,738	$114,738	$—	$—

		Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	December 31,	for Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Investments	223,991	223,991	—	—

	$223,991	$223,991	$—	$—

The following table summarizes, by major security type, the fair value and any unrealized gain (loss) of Brigham’s investments (in thousands). The unrealized gain (loss) is recorded on the consolidated balance sheet as other comprehensive income (loss), a component of stockholders’ equity.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair	Gains	Fair	Gains	Fair	Gains
Description of Securities	Value	(Losses)	Value	(Losses)	Value	(Losses)
Corporate bonds and notes	$114,738	$(7)	$—	$—	$114,738	$(7)

Total	$114,738	$(7)	$—	$—	$114,738	$(7)

The cost basis of Brigham’s investments in corporate bonds and notes (in thousands) is $116,198.
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

	September 30, 2011		December 31, 2010
	(in thousands)		(in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
8 3/4% Senior Notes	$300,000	$327,000	$300,000	$325,500
6 7/8% Senior Notes	$300,000	$297,000	$—	$—
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
The risk that Brigham will experience a ceiling test write-down increases when oil and gas prices are depressed or if Brigham has substantial downward revisions in its estimated proved reserves. Based on the 12-month average oil and gas prices at September 30, 2011 ($4.16 per MMBtu for Henry Hub natural gas and $94.50 per barrel for West Texas Intermediate oil, adjusted for differentials), the unamortized cost of Brigham’s oil and gas properties did not exceed the ceiling limit. Therefore, Brigham was not required to writedown the net capitalized costs of its oil and gas properties at September 30, 2011.
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
The indenture governing the 8 3/4% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 8 3/4% Senior Notes may declare all outstanding 8 3/4% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At September 30, 2011, Brigham was in compliance with all covenants under the indenture.

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
The indenture governing the 6 7/8% Senior Notes contains customary events of default. Upon the occurrence of certain events of default, the trustee or the holders of the 6 7/8% Senior Notes may declare all outstanding 6 7/8% Senior Notes to be due and payable immediately. The indenture also contains customary restrictions and covenants which could potentially limit Brigham’s flexibility to manage and fund its business. At September 30, 2011, Brigham was in compliance with all covenants under the indenture.
11. Senior Credit Facility
In February 2011, Brigham amended and restated its Senior Credit Facility to provide for revolving credit borrowings up to $600 million, with an initial borrowing base of $325 million. Borrowings under the Senior Credit Facility cannot exceed its borrowing base, which is determined at least semi-annually. Brigham also extended the maturity of its Senior Credit Facility from July 2012 to February 2016. Brigham had no borrowings outstanding under its Senior Credit Facility at September 30, 2011 and December 31, 2010.
Borrowings under the Senior Credit Facility bear interest, at Brigham’s election, at a base rate (as the term is defined in the Senior Credit Facility) or Eurodollar rate, plus in each case an applicable margin that is reset quarterly. The applicable interest rate margin varies from 1.0% to 1.75% in the case of borrowings based on the base rate (as the term is defined in the Senior Credit Facility) and from 2.0% to 2.75% in the case of borrowings based on the Eurodollar rate, depending on percentage of the available borrowing base utilized. In addition, Brigham is required to pay a commitment fee on the unused portion of its borrowing base (0.50% at September 30, 2011). Borrowings under the Senior Credit Facility are collateralized by substantially all of Brigham’s oil and natural gas properties under first liens.
The Senior Credit Facility contains various covenants, including among other restrictions on liens, restrictions on incurring other indebtedness, restrictions on mergers, restrictions on investments, and restrictions on hedging activity of a speculative nature or with counterparties having credit ratings below specified levels. The Senior Credit Facility required Brigham to maintain a current ratio (as defined) of at least 1 to 1 and a net leverage ratio that must be no greater than 4 to 1. At September 30, 2011, Brigham was in compliance with all covenants under the Senior Credit Facility.
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

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes Brigham’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410 during the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Beginning asset retirement obligations	$5,923	$6,323
Liabilities incurred for new wells placed on production	816	548
Liabilities settled	(1,686)	(141)
Accretion of discount on asset retirement obligations	350	312
Revisions to estimates due to sale of oil and gas properties	—	(1,208)

	$5,403	$5,834

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
The estimated fair value of the options granted during the nine months ended September 30, 2011 and 2010 was calculated using a Black-Scholes Merton option pricing model (Black-Scholes). The following table summarizes the weighted average assumptions used in the Black-Scholes model for options granted during the nine months ended September 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	1.17%	2.47%
Expected life (in years)	5.0	5.0
Expected volatility	82%	81%
Expected dividend yield	—	—
Weighted average fair value per share of stock compensation	$18.20	$12.39
The Black-Scholes model incorporates assumptions to value stock based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of Brigham’s stock for an equal period of the expected term.
Prior to the adoption of FASB ASC 718, Brigham presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FASB ASC 718 requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Brigham did not record any excess tax benefits during the nine months ended September 30, 2011 and 2010.
The following table summarizes the components of stock based compensation included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pre-tax stock based compensation expense	$1,668	$1,698	$4,926	$3,594
Capitalized stock based compensation	(776)	(804)	(2,191)	(1,662)
Tax benefit	(312)	(313)	(957)	(676)

Stock based compensation expense, net	$580	$581	$1,778	$1,256

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Based Plan Descriptions and Share Information
Brigham provides an incentive plan for the issuance of stock options, stock appreciation rights, stock, restricted stock, cash or any combination of the foregoing. The objective of this plan is to provide incentive and reward key employees whose performance may have a significant impact on the success of Brigham. It is Brigham’s policy to use unissued shares of stock when stock options are exercised. As of September 30, 2011, the number of shares authorized under the plan was equal to the lesser of 9,966,033 or 12% of the total number of shares of common stock outstanding. At September 30, 2011, approximately 1,429,347 shares remain available for grant under the incentive plan. The Compensation Committee of the Board of Directors determines the type of awards made to each participant and the terms, conditions and limitations applicable to each award. Except for one series of stock option grants, options granted subsequent to March 4, 1997 have an exercise price equal to the fair market value of Brigham’s common stock on the date of grant. Options vest over five years and have a maximum contractual life of either seven or ten years.
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
The following table summarizes option activity under the incentive plans for the nine months ended September 30:

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at the beginning of the year	4,436,400	$8.41	4,170,137	$5.14
Granted	54,500	$27.98	969,500	$18.88
Forfeited or cancelled	(9,300)	$12.96	(16,800)	$3.92
Exercised	(84,020)	$7.98	(487,107)	$5.03

Options outstanding at the end of the quarter	4,397,580	$8.65	4,635,730	$8.03

Options exercisable at the end of the quarter	1,432,795	$7.04	805,650	$5.65

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2011 and 2010 was $18.20 and $12.39, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $1.2 million and $1.2 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number	Weighted-
	Outstanding at	Average	Weighted-	Exercisable at	Average	Weighted-
	September 30,	Remaining	Average	September 30,	Remaining	Average
Exercise Price	2011	Contractual Life	Exercise Price	2011	Contractual Life	Exercise Price
$2.20 to $3.11	1,064,000	7.5 years	$2.24	350,000	7.4 years	$2.25
3.66 to 5.08	357,600	4.0 years	$5.08	89,400	4.0 years	$5.08
5.96 to 6.23	1,586,480	7.3 years	$5.98	652,995	6.5 years	$6.00
7.22 to 8.77	110,000	3.1 years	$7.51	68,000	2.8 years	$7.44
8.93 to 13.86	214,500	5.1 years	$11.80	92,500	2.3 years	$11.05
14.43 to 16.85	62,000	8.7 years	$15.24	12,400	8.7 years	$15.24
18.36 to 27.15	969,000	8.5 years	$19.67	167,500	8.6 years	$19.12
28.00 to 30.20	34,000	9.8 years	$29.31	—	—	$—

$2.20 to $30.20	4,397,580	7.2 years	$8.65	1,432,795	6.4 years	$7.04

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value of options outstanding and exercisable at September 30, 2011 was $93.5 million and $32.8 million, respectively. The aggregate intrinsic value represents the total pre-tax value (the difference between Brigham’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of Brigham’s stock.
As of September 30, 2011, there was approximately $14.2 million of total unrecognized compensation expense related to unvested stock based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 5 years.
Restricted Stock
During the nine months ended September 30, 2011 and 2010, Brigham issued 273,331 and 105,363, respectively, restricted shares of common stock as compensation to officers and employees of Brigham. The restricted shares generally vest over five years or cliff-vest at the end of five years. As of September 30, 2011, there was approximately $8.8 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense is expected to be recognized, net of forfeitures, over the remaining vesting period of approximately 4.5 years. Brigham has assumed a 3% weighted average forfeiture rate for restricted stock. If actual forfeitures differ from the estimates, additional adjustments to compensation expense may be required in future periods.
The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30:

	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price

Restricted shares outstanding at the beginning of the year	530,883	$8.35	556,990	$7.04
Shares granted	273,331	$30.85	105,363	$14.45
Shares forfeited	(1,863)	$23.84	(600)	$5.26
Lapse of restrictions	(144,423)	$10.21	(119,760)	$7.31

Shares outstanding at the end of the quarter	657,928	$17.25	541,993	$8.43

During the nine months ended September 30, 2011, Brigham also issued 7,500 shares of certain non-plan stock to non-employee directors. The shares of non-plan stock vested immediately and Brigham recognized approximately $199,000 of compensation expense.
15. Comprehensive Income
For the periods indicated, comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2010\1	2010

Net income (loss)	$102,513	$(676)	$174,902	$29,112
Unrealized gains (losses) on investments	52	220	1	(1,861)

Other comprehensive income (loss), net	$102,565	$(456)	$174,903	$27,251

BRIGHAM EXPLORATION COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Subsequent Events
On October 17, 2011, Brigham entered into a definitive merger agreement with Statoil ASA (“Parent”) and Fargo Acquisition Inc. (“Purchaser”) to purchase all the issued and outstanding shares of common stock of Brigham Exploration Company for $36.50 per share by means of an all cash tender offer net to the stockholder without interest, less any applicable with holding taxes. The tender offer commenced on October 28, 2011 and is scheduled to expire, unless extended, at 12:00 midnight, New York City time at the end of Wednesday, November 30, 2011. The agreement contains certain termination rights that provide that, upon termination of the agreement by Brigham under specified circumstances, Brigham would be required to pay a termination fee of $137 million.
17. Related Party Transactions
During the nine months ended September 30, 2011 and 2010, Brigham incurred costs of approximately $7.7 million and $7.2 million, respectively, in fees for land acquisition services performed by Brigham Land Management, owned by a brother of Brigham’s Chairman, President and Chief Executive Officer and its Executive Vice President — Land and Administration. Other participants in Brigham’s 3-D seismic projects reimbursed Brigham for a portion of these amounts. At September 30, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $499,000 and $1,000, respectively, related to services performed by this company.
During the nine months ended September 30, 2011 and 2010, Brigham incurred costs of approximately $1.4 million and $1.4 million, respectively, in fees for services performed by a service company in which Mr. Hobart Smith, one of Brigham’s current directors, owns stock and serves as a consultant. At September 30, 2011 and December 31, 2010, Brigham had a liability recorded in accounts payable of approximately $349,000 and $219,000, respectively, related to services performed by this company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following updates information as to our financial condition provided in our 2010 Annual Report on Form 10-K, and analyzes the changes in the results of operations between the three and nine month periods ended September 30, 2011 and September 30, 2010. For definitions of commonly used oil and gas terms as used in this Form 10-Q, please refer to the “Glossary of Oil and Gas Terms” provided in our 2010 Annual Report on Form 10-K. Statements in the following discussion may be forward-looking and involve risk and uncertainty. The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes hereto.
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
Historically, our exploration and development activities were focused in our Onshore Gulf Coast, the Anadarko Basin and West Texas and Other provinces. However, in late 2007, the majority of our drilling capital expenditures shifted from our historically active areas to the Williston Basin, where we are currently targeting the Bakken and Three Forks objectives. We have approximately 376,000 net leasehold acres in the Williston Basin. Through the third quarter 2011, we have invested in excess of $1.2 billion on drilling, land and support infrastructure in this region. In total, we have drilled 98 consecutive long lateral high frac stage Bakken and three forks wells in North Dakota at an average early 24-hour peak rate of approximately 2,819 barrels of oil equivalent.
Our business strategy is to create value for our stockholders by growing reserves, production volumes and cash flow through exploration and development drilling in areas where we can use technology to generate high rates of return on our invested capital.
Overview of Third Quarter 2011
Third quarter 2011 crude oil prices, excluding realized and unrealized derivative hedging results, increased 26% from that in the third quarter 2010. In the third quarter 2011, the average sales price that we received for crude oil, excluding realized and unrealized derivative hedging results, was $84.60 per barrel, which represents a $17.53 per barrel increase from that in the third quarter 2010. Third quarter 2011 natural gas prices inclusive of natural gas liquids, but excluding realized and unrealized derivative hedging results, increased 29% from that in the third quarter 2010. In the third quarter 2011, the average sales price that we received for natural gas inclusive of natural gas liquids, but excluding realized and unrealized derivative hedging results, was $6.41 per Mcf, which represents a $1.43 per Mcf increase from that in the third quarter 2010.
Our third quarter 2011 production volumes were 16,380 barrels of equivalent per day, which represents a 93% increase from last year’s third quarter production volumes. Crude oil represented 86% of our production volumes in the third quarter 2011 as compared to 75% of our production volumes in the third quarter 2010. Both the increase in our production volumes and the increase in crude oil as a percent of total production volumes were as a result of our increased level of activity and successful drilling program in the Williston Basin targeting the Bakken and Three Forks objectives. Our third quarter 2011 production volumes included approximately 13,863 barrels of crude oil added to inventory during the quarter. Adjusting our third quarter 2011 production volumes for our increased level of inventory resulted in sales volumes of 16,226 barrels of equivalent per day in the third quarter 2011 versus sales volumes of 8,427 barrels of equivalent per day in the third quarter 2010.
Our third quarter 2011 crude oil revenue, including cash hedge settlements but excluding unrealized hedging gains and losses, increased $67.3 million, or 178%, compared to that in the third quarter 2010. Crude oil revenue increased $45.9 million due to higher sales volumes and $21.9 million due to higher sales prices. These increases were partially offset by a $0.5 million decrease in crude oil cash hedge settlements.

Third quarter 2011 natural gas revenue, including cash hedge settlements but excluding unrealized hedging gains and losses, increased $2.0 million from that in the third quarter 2010. Natural gas revenue increased $1.8 million due to higher sales prices and $0.5 million due to higher sales volumes. These increases were partially offset by a $0.3 million decrease in natural gas cash hedge settlements.
Third quarter 2011 operating income was $108.3 million versus $9.4 million in the third quarter last year. The improvement in revenue associated with higher sales volumes, higher commodity prices and higher unrealized mark-to-market hedging gains was partially offset by lower cash hedge settlements. Higher revenue was also partially offset by increased depletion, lease operating and production tax expenses.
As of September 30, 2011, we had $206.3 million in cash, cash equivalents and short term investments and $1.7 billion in total assets. Short term investments totaling $114.7 million consist of government sponsored entity and investment grade corporate bonds, notes and commercial paper. Maturity dates are staggered to meet anticipated funding needs, and we expect to hold these investments to maturity. All of our investments are subject to market risks if sold prior to maturity and the credit risks of the issuers. Our portfolio at September 30, 2011 also includes approximately $15.0 million in cash equivalents. Our cash is held in commercial bank accounts. See Note 7 for a discussion of the fair value of these investments and instruments.
Subsequent Events
On October 17, 2011, Brigham entered into a definitive merger agreement with Statoil ASA (“Parent”) and Fargo Acquisition Inc. (“Purchaser”) to purchase all the issued and outstanding shares of common stock of Brigham Exploration Company for $36.50 per share by means of an all cash tender offer net to the stockholder without interest, less any applicable with holding taxes. The tender offer commenced on October 28, 2011 and is scheduled to expire, unless extended, at 12:00 midnight, New York City time at the end of Wednesday, November 30, 2011. The agreement contains certain termination rights that provide that, upon termination of the agreement by Brigham under specified circumstances, Brigham would be required to pay a termination fee of $137 million.

Results for the Three and Nine Months Ended September 30, 2011
Comparison of the three month and nine month periods ended September 30, 2011 and 2010.
Production volumes

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Crude oil (MBbls)(1)	1,262	121%	572	3,010	116%	1,394
Natural gas (MMcf)	1,271	9%	1,163	3,486	4%	3,344
Total (MBoe)(2)	1,474	93%	766	3,591	84%	1,952
Average daily production (Boe/d)(3)	16,380	93%	8,509	13,300	84%	7,228

(1)	Includes approximately 13,863 and 7,395 barrels of crude oil produced in the Williston Basin and added to inventory during the third quarters 2011 and 2010, respectively. Includes approximately 32,751 and 17,496 barrels of crude oil produced in the Williston Basin and added to inventory during the first nine months 2011 and 2010, respectively.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Sales Volumes (Production volumes less the Incremental Change in Inventory)

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Crude oil (MBbls)(1)	1,248	121%	565	2,977	116%	1,377
Natural gas (MMcf)	1,271	9%	1,163	3,486	4%	3,344
Total (MBoe)(2)	1,460	93%	758	3,558	84%	1,934
Average daily production (Boe/d)(3)	16,226	93%	8,427	13,179	84%	7,163

(1)	Excludes approximately 13,863 and 7,395 barrels of crude oil produced in the Williston Basin and added to inventory during the third quarters 2011 and 2010, respectively. Excludes approximately 32,751 and 17,496 barrels of crude oil produced in the Williston Basin and added to inventory during the first nine months 2011 and 2010, respectively.

(2)	Boe is defined as one barrel equivalent of crude oil, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

(3)	Average daily production is calculated using 30 days per calendar month.
Crude oil represented 86% of our third quarter 2011 production volumes and 84% of our first nine months 2011 production volumes, compared to 75% in the third quarter 2010 and 71% in the first nine months 2010.

Revenues, Commodity Prices and Hedging
The following table sets forth our production volumes, the average prices we received before hedging, the average prices we received including derivative settlement gains (losses) and the average prices including derivative settlements and unrealized gains (losses).

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Crude oil revenue:
Crude oil revenue	$105,617	179%	$37,868	$262,574	176%	$95,161
Crude oil derivative settlement gains (losses)	(448)	NM	—	(4,331)	1,800%	(228)

Crude oil revenue including derivative settlements	$105,169	178%	$37,868	$258,243	172%	$94,933
Crude oil derivative unrealized gains (losses)	53,268	NM	(8,746)	54,412	NM	(3,183)

Crude oil revenue including derivative settlements and unrealized gains (losses)	$158,437	444%	$29,122	$312,655	241%	$91,750
Natural gas revenue:
Natural gas revenue	$8,149	41%	$5,795	$20,881	16%	$17,996
Natural gas derivative settlement gains (losses)	426	(44%)	757	1,891	(22%)	2,428

Natural gas revenue including derivative settlements	$8,575	31%	$6,552	$22,772	11%	$20,424
Natural gas derivative unrealized gains (losses)	(152)	NM	932	(1,415)	NM	1,922

Natural gas revenue including derivative settlements and unrealized gains (losses)	$8,423	13%	$7,484	$21,357	(4%)	$22,346
Crude oil and natural gas revenue:
Crude oil and natural gas revenue	$113,766	161%	$43,663	$283,455	150%	$113,157
Crude oil and natural gas derivative settlement gains (losses)	(22)	NM	757	(2,440)	NM	2,200

Crude oil and natural gas revenue including derivative settlements	113,744	156%	44,420	281,015	144%	115,357
Crude oil and natural gas derivative unrealized gains (losses)	53,116	NM	(7,814)	52,997	NM	(1,261)

Crude oil and natural gas revenue including derivative settlements and unrealized gains (losses)	166,860	356%	36,606	334,012	193%	114,096
Support infrastructure	1,242	NM	—	2,726	NM	—
Other revenue	3	(25%)	4	8	(53%)	17

Total revenue	$168,105	359%	$36,610	$336,746	195%	$114,113

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Average crude oil prices:
Crude oil price (per Bbl)	$84.60	26%	$67.07	$88.19	28%	$69.12
Crude oil price including derivative settlement gains (losses) (per Bbl)	84.24	26%	67.07	86.74	26%	68.97
Crude oil price including derivative settlements and unrealized gains (losses) (per Bbl)	$126.91	146%	$51.58	$105.01	58%	$66.64
Average natural gas prices:
Natural gas price (per Mcf)	$6.41	29%	$4.98	$5.99	11%	$5.38
Natural gas price including derivative settlement gains (losses) (per Mcf)	6.74	20%	5.63	6.53	7%	6.11
Natural gas price including derivative settlements and unrealized gains (losses) (per Mcf)	$6.63	3%	$6.44	$6.13	(8%)	$6.68
Average crude oil equivalent prices:
Crude oil equivalent price (per Boe)	$77.90	35%	$57.57	$79.66	36%	$58.51
Crude oil equivalent price including derivative settlement gains (losses) (per Boe)	77.89	33%	58.57	78.98	32%	59.64
Crude oil equivalent price including derivative settlements and unrealized gains (losses) (per Boe)	$114.26	137%	$48.27	$93.87	59%	$58.99

	For the three	For the nine
	month periods	month periods
	ended September 30,	ended September 30,
	2011 and 2010	2011 and 2010

Change in revenue from the sale of crude oil
Volume variance impact	$45,865	$110,628
Price variance impact	21,884	56,785
Cash settlement of hedging contracts	(448)	(4,103)
Unrealized hedge gain or loss	62,014	57,595

Total change	$129,315	$220,905

Change in revenue from the sale of natural gas
Volume variance impact	$536	$758
Price variance impact	1,818	2,127
Cash settlement of hedging contracts	(331)	(537)
Unrealized hedge gain or loss	(1,084)	(3,337)

Total change	$939	$(989)

Change in revenue from the sale of crude oil and natural gas
Volume variance impact	$46,401	$111,386
Price variance impact	23,702	58,912
Cash settlement of hedging contracts	(779)	(4,640)
Unrealized hedge gain or loss	60,930	54,258

Total change	$130,254	$219,916

Third quarter 2011 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $130.3 million when compared to the third quarter 2010. The change in revenues was attributable to the following:
•	a $53.2 million unrealized derivative gain in third quarter 2011 versus a $7.8 million unrealized derivative loss in third quarter 2010 increased revenues by $61.0 million;
•	an increase in crude oil and natural gas sales volumes of 121% and 9%, respectively, resulted in a $46.4 million increase in revenues;
•	an increase in pre-hedge crude oil and natural gas prices of 26% and 29%, respectively, increased revenues by $23.7 million; and
•	a minimal cash loss from the settlement of derivative contracts in the third quarter 2011 versus a $0.8 million cash gain from the settlement of derivative contracts in the third quarter 2010 decreased revenues by $0.8 million.
First nine months 2011 crude oil and natural gas revenues including derivative cash settlements and unrealized gains (losses) increased $219.9 million when compared to that in the first nine months 2010. The change in revenues was attributable to the following:
•	an increase in crude oil and natural gas sales volumes of 116% and 4%, respectively, drove a $111.4 million increase in revenues;
•	an increase in pre-hedge crude oil and natural gas prices of 28% and 11%, respectively, increased revenues by $58.9 million;
•	a $53.0 million unrealized derivative gain in first nine months 2011 versus a $1.3 million unrealized derivative loss in first nine months 2010 increased revenues by $54.3 million; and
•	a $2.5 million cash loss from the settlement of derivative contracts in the first nine months 2011 versus a $2.2 million cash gain from the settlement of derivative contracts in first nine months 2010 decreased revenues by $4.7 million.
Hedging. We utilize collars, three way costless collars and puts to (i) reduce the effect of price volatility on the commodities that we produce and sell, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending plans.
The following table details derivative contracts that settled during the third quarter and first nine months 2011 and 2010 and includes the type of derivative contract, the volume, the weighted average NYMEX reference price for those volumes, and the associated gain (loss) upon settlement.

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Crude oil collars
Volumes (Bbls)	698,000	117%	322,000	1,772,000	161%	678,000
Average floor price ($ per Bo)	$67.69	6%	$63.92	$66.61	8%	$61.88
Average ceiling price ($ per Bo)	$103.57	9%	$94.60	$100.55	10%	$91.64
Gain (loss) upon settlement ($ in thousands)	$(448)	NM	$—	$(4,331)	1,800%	$(228)

Total crude oil
Gain (loss) upon settlement ($ in thousands)	$(448)	NM	$—	$(4,331)	1,800%	$(228)

Natural gas collars
Volumes (MMbtu)	330,000	(52%)	690,000	1,200,000	(33%)	1,800,000
Average floor price ($ per MMbtu)	$5.48	(1%)	$5.51	$5.79	5%	$5.50
Average ceiling price ($ per MMbtu)	$7.16	2%	$7.02	$7.44	6%	$7.02
Gain (loss) upon settlement ($ in thousands)	$426	(44%)	$757	$1,891	2%	$1,855

Natural gas three ways
Volumes (MMbtu)	—	—%	—	—	(100%)	390,000
Average floor price ($ per MMbtu)	$—	—%	$—	$—	(100%)	$6.96
Average ceiling price ($ per MMbtu)	$—	—%	$—	$—	(100%)	$8.62
Average price — written puts ($ per MMbtu)	$—	—%	$—	$—	(100%)	$4.58
Gain (loss) upon settlement ($ in thousands)	$—	—%	$—	$—	(100%)	$573

Total natural gas
Gain (loss) upon settlement ($ in thousands)	$426	(44%)	$757	$1,891	(22%)	$2,428
Support infrastructure. Revenue from support infrastructure comes from fees related to our support infrastructure assets in the Williston Basin, including fees from crude oil, natural gas, produced water and fresh water gathering lines as well as produced water disposal wells. Two of our produced water disposal wells in our Ross and Rough Rider project areas became operational early in the fourth quarter 2010 and late in the fourth quarter 2010, respectively. A second produced water disposal well in Rough Rider became operational at the end of the second quarter 2011. Our crude oil, produced water and fresh water gathering lines are expected to be operational in the fourth quarter 2011 and first quarter 2012.
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

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Three months ended September 30,			Three months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Production costs:
Operating & maintenance	$6.89	50%	$4.58	$10,063	190%	$3,470
Expensed workovers	2.03	534%	0.32	2,957	1,112%	244
Ad valorem taxes	0.39	18%	0.33	575	130%	250

Lease operating expenses	$9.31	78%	$5.23	$13,595	243%	$3,964

Production taxes	7.87	40%	5.61	11,483	170%	4,250

Production costs	$17.18	58%	$10.84	$25,078	205%	$8,214

Third quarter 2011 per unit of production costs increased $6.34 per Boe, or 58%, when compared to that in the third quarter last year, primarily due to the following:
•	operating and maintenance expenses increased $2.31 per Boe, or 50%, due to increased costs associated with surface location and road repairs following the record winter snowfall melt and heavy rains and higher produced water disposal costs;
•	production taxes increased $2.26 per Boe, or 40%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to an 11.5% tax rate; and
•	expensed workovers increased $1.71 per Boe, or 534%, due to an increase in major, non-recurring repairs following the record winter snowfall melt and heavy rains.

	Unit-of-Production			Amount
	(Per Boe)			(In thousands)
	Nine months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010

Production costs:
Operating & maintenance	$6.19	34%	$4.61	$22,014	147%	$8,915
Expensed workovers	1.77	13%	1.56	6,300	109%	3,019
Ad valorem taxes	0.48	23%	0.39	1,725	130%	750

Lease operating expenses	$8.44	29%	$6.56	$30,039	137%	$12,684

Production taxes	8.05	46%	5.51	28,632	169%	10,658

Production costs	$16.49	37%	$12.07	$58,671	151%	$23,342
First nine months 2011 per unit of production costs increased $4.42 per Boe, or 37%, when compared to the first nine months last year mainly due to the following:
•	production taxes increased $2.54 per Boe, or 46%, due to higher commodity sales prices and higher crude oil sales volumes in North Dakota, which are subject to a 11.5% tax rate;
•	operating and maintenance expenses increased $1.58 per Boe, or 34%, due to increased costs associated with surface location and road repairs following the record winter snowfall melt and heavy rains and higher produced water disposal costs; and
•	expensed workovers increased $0.21 per Boe, or 13%, due to an increase in major, non-recurring repairs following the record winter snowfall melt and heavy rains.
General and administrative expenses. We capitalize a portion of our general and administrative costs. Capitalized costs include the cost of technical employees who work directly on capital projects and a portion of our associated technical organization costs such as supervision, telephone and postage.

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands, except per unit measurements)
General and administrative costs	$6,698	7%	$6,255	$19,598	12%	$17,503
Capitalized general and administrative costs	(3,339)	11%	(3,000)	(9,692)	15%	(8,451)

General and administrative expenses	$3,359	3%	$3,255	$9,906%	9%	$9,052

General and administrative expense ($ per Boe)	$2.30	(46%)	$4.29	$2.78	(41%)	$4.68
Our general and administrative costs prior to capitalization for the third quarter 2011 increased primarily because of higher financial reporting, travel and professional costs. Our general and administrative costs prior to capitalization for the nine months ended September 2011 increased primarily because of higher compensations costs attributable to higher stock compensation costs and higher levels of employee salaries in 2011 to ensure competitive compensation levels with other oil and gas companies and a higher number of employees due to our increased activity in the Williston Basin. Our per unit costs in both the three and nine months periods ended September 2011 decreased due to our higher sales volumes.

Depletion of oil and natural gas properties. Our depletion expense is driven by many factors including certain costs spent in the exploration for and development of producing reserves, production levels, and estimates of proved reserve quantities and future developmental costs at the end of the year.

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands, except per unit measurements)

Depletion of oil and natural gas properties	$28,953	89%	$15,312	$71,424	84%	$38,770
Depletion of oil and natural gas properties ($ per Boe)	$19.83	(2%)	$20.20	$20.07	0%	$20.05
Our depletion expense for the third quarter 2011 was $13.6 million higher than that in the third quarter 2010. Higher sales volumes increased depletion expense by $14.2 million, while a lower depletion rate decreased depletion expense by $0.6 million.
Our depletion expense for the first nine months 2011 was $32.7 million higher than that in the first nine months 2010. Higher sales volumes and a higher depletion rate increased depletion expense by $32.6 million and $0.1 million, respectively.
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
During the three and nine month periods ended September 30, 2011 and 2010, no ceiling test impairment was recorded.

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

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands)

Interest on Senior Notes	$11,719	195%	$3,977	$27,250	133%	$11,677
Interest on Senior Credit Facility	11	NM	—	139	NM	—
Commitment fees	429	166%	161	1,090	124%	487
Dividend on mandatorily redeemable preferred stock	—	0%	—	—	NM	269
Amortization of deferred loan and debt issuance cost	643	48%	435	1,751	25%	1,398
Other general interest expense	11	NM	—	110	9%	101
Capitalized interest expense	(5,341)	112%	(2,515)	(13,696)	127%	(6,039)

Net interest expense	$7,472	263%	$2,058	$16,644	111%	$7,893

Weighted average debt outstanding	$600,437	261%	$166,331	$455,743	171%	$168,091
Average interest rate on outstanding indebtedness (a)	8.0%		9.9%	8.4%		10.0%

a)	Calculated as the sum of the interest expense on our outstanding indebtedness, commitment fees that we pay on our unused borrowing capacity and the dividend on our mandatorily redeemable preferred stock divided by our weighted average debt and preferred stock outstanding for the period.
Third quarter 2011 interest expense was $5.4 million higher than that in 2010 primarily due to a $7.7 million increase in interest expense associated with our 8 3/4% and 6 7/8% Senior Notes that were issued in September 2010 and May 2011, respectively. This increase was partially offset by a $2.8 million increase in capitalized interest expense associated with our higher level of activity in the Williston Basin.
First nine months 2011 interest expense was $8.8 million higher than that in 2010 primarily due to a $15.6 million increase in interest expense associated with our 8 3/4% and 6 7/8% Senior Notes that were issued in September 2010 and May 2011, respectively. This increase was partially offset by a $7.7 million increase in capitalized interest expense associated with our higher level of activity in the Williston Basin.
Other income (expense).
Other income (expense) included:

	Three months ended September 30,			Nine months ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(In thousands)
Other income (expense):
Total other income	$(2,333)	NM	$1,250	$4,755	53%	$3,116

Other income decreased in third quarter 2011 as a result of costs to refurbish drilling pipe.
Brigham utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences at each balance sheet date. By using the estimated 2011 annual effective rate, the deferred tax assets and liabilities differ from those that would result if Brigham used a year-to-date effective rate. On a year-to-date basis at September 30, 2011, Brigham has a net deferred tax liability. Using an annual effective tax rate, Brigham has a net deferred tax asset, primarily due to its net operating loss carryovers. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on this criteria, Brigham determined that its valuation allowance should be reduced to zero at September 30, 2011. The valuation allowance was $62.3 million at December 31, 2010.

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
The table below summarizes the amount spent on oil and gas capital expenditures through September 30, 2011.

Amount
Spent Through
September 30, 2011
(In millions)
Drilling	$514.4
Support infrastructure	49.6
Land	69.2

Oil and gas capital expenditures	$633.2

Liquidity and Capital Resources
Sources of Capital
For the remainder of 2011, we intend to fund our capital expenditure program and contractual commitments with cash, cash equivalents, short term investments on hand as of September 30, 2011, cash flows from operations, the potential sale of interests in projects and properties, availability under our Senior Credit Facility or alternative financing sources.
8 3/4% Senior Notes
As of September 30, 2011, we had outstanding $300 million of 8 3/4% Senior Notes due 2018, which were issued in September 2010. In connection with the issuance of the 8 3/4% Senior Notes, we tendered for and purchased or redeemed $160 million of our 9 5/8% Senior Notes due 2014 in September and October 2010.
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
Additionally, the Indenture governing the 8 3/4% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 8 3/4% Senior Notes as of September 30, 2011.
6 7/8% Senior Notes
As of September 30, 2011, we had outstanding $300 million of 6 7/8% Senior Notes due 2019, which were issued in May 2011.
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

Additionally, the Indenture governing the 6 7/8% Senior Notes contains customary restrictions and covenants which could potentially limit our flexibility to manage and fund our business. We were in compliance with all covenants associated with the 6 7/8% Senior Notes as of September 30, 2011.
Senior Credit Facility
Our Senior Credit Facility provides for revolving credit borrowings up to $600 million, a current borrowing base of $325 million and a five year maturity. As of September 30, 2011, we had no amounts outstanding under our Senior Credit Facility.
The borrowing base under our Senior Credit Facility will be redetermined at least semi-annually and the amount of borrowing capacity available to us under the Senior Credit Facility could fluctuate. In early November 2011, banks in our Senior Credit Facility waived conducting the regularly scheduled fall redetermination in light of our acquisition by Statoil ASA announced on October 17, 2011 and as discussed further in Subsequent Events. Depending on the results and timing of Statoil ASA’s tender offer, we may elect to schedule a redetermination in December. In the event that we schedule a redetermination in December and the borrowing base is adjusted below the amount that we have borrowed, our access to further borrowings will be reduced, and we may not have the resources necessary to pay off the borrowing base deficiency and carry out our planned spending for exploration and development activities.
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
Our Senior Credit Facility also contains customary restrictions and covenants. Should we be unable to comply with these or other covenants, our senior lenders may be unwilling to waive compliance or amend the covenants and our liquidity may be adversely affected. Pursuant to our Senior Credit Facility, our current ratio must be at least 1.0 to 1 and net leverage ratio must not be greater than 4.00 to 1. As of September 30, 2011, we were in compliance with the covenants under our Senior Credit Facility.
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

Analysis of Changes in Cash and Cash Equivalents
The table below summarizes our sources and uses of cash during the periods indicated.

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands)

Net income (loss)	$174,902	501%	$29,112
Non-cash items	32,565	(41%)	55,556
Changes in working capital and other items	35,916	320%	8,553

Cash flows provided by operating activities	$243,383	161%	$93,221
Cash flows (used) by investing activities	(465,580)	14%	(408,241)
Cash flows provided by financing activities	289,998	(28%)	400,243

Net increase in cash and cash equivalents	$67,801	(20%)	$85,223

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
Net cash provided by operating activities for the first nine months 2011 was $150.2 million higher than the first nine months 2010. The following are the primary reasons for the increase:
•	higher crude oil and natural gas sales volumes increased operating cash flow by $111.3 million;
•	higher crude oil and natural gas sales prices increased operating cash flow by $58.9 million;
•	higher production taxes decreased operating cash flow by $18.0 million; and
•	higher lease operating costs decreased operating cash flow by $17.4 million.

Analysis of changes in cash flows used in investing activities

	Nine months ended September 30,
	2011	% Change	2010
	(In thousands)
Capital expenditures for oil and natural gas activities:
Drilling	$514,421	160%	$197,970
Support infrastructure	49,593	205%	16,259
Land	69,199	(33%)	103,172
Capitalized cost	21,806	51%	14,489
Capitalized asset retirement obligation	816	49%	547

Total	$655,835	97%	$332,437

Reconciling Items:
Asset sale proceeds including ARO liability reduction	$—	(100%)	$(13,706)
Change in accrued drilling costs	(94,821)	128%	(41,605)
Change in drilling advances paid	(550)	NM	1,397
Change in short term investments	(109,254)	NM	111,035
Change in other property and equipment	7,447	NM	4,500
Change in inventory	18,279	23%	14,805
Other	(11,356)	1,726%	(622)

Total Reconciling Items	(190,255)	NM	75,804

Net cash used in investing activities	$465,580	14%	$408,241
Net cash used by investing activities was impacted by the following items during in the first nine months 2011:
•	drilling expenditures increased by $316.5 million;
•	support infrastructure expenditures increased by $33.3 million;
•	land expenditures decreased by $34.0 million;
•	capitalized costs increased by $7.3 million;
•	the change in accrued drilling costs decreased cash used in investing activities by $53.2 million;
•	the change in short term investments decreased cash used in investing activities by $220.3 million; and
•	the change in inventory increased cash used in investing activities by $3.5 million.
Analysis of changes in cash flows from financing activities
Net cash provided by financing activities in the first nine months of 2011 was 28% less than the first nine months of 2010. During the first nine months 2011, we received net proceeds of $294.4 million associated with our May 2011 6 7/8% Senior Notes offering. During the first nine months 2010, we received net proceeds of $277.5 million from our April 2010 common stock offering and $146.5 million from our September 2010 8 3/4% Senior Notes offering.
Common Stock Transactions
The following is a list of common stock transactions that occurred in the nine months ended September 30, 2011 and 2010.

	Shares Issued	Net Proceeds
	(In thousands, except share data)
2011 common stock transactions:
Exercise of employee stock options	84,020	$670

2010 common stock transactions:
Common stock offering (April)	16,100,000	$277,547
Exercise of employee stock options	487,107	$2,484

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
During 2010 and through September 30, 2011, we were party to crude oil costless collars, crude oil puts, natural gas costless collars and natural gas three-way costless collars.
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

The following tables reflect our open crude oil and natural gas contracts as of September 30, 2011, the associated volumes and the corresponding weighted average NYMEX floor and cap price.

	Crude	Purchased	Written
	Oil	Put	Call
Settlement Period	(Bbls)	(Nymex)	(Nymex)
Crude Oil Costless Collars
10/01/11 — 12/31/11	21,000	$65.00	$88.25
10/01/11 — 12/31/11	15,000	$60.00	$97.25
10/01/11 — 12/31/11	15,000	$65.00	$108.00
10/01/11 — 12/31/11	12,000	$70.00	$106.80
10/01/11 — 12/31/11	12,000	$75.00	$102.60
10/01/11 — 12/31/11	6,000	$75.00	$103.00
10/01/11 — 12/31/11	6,000	$70.00	$96.35
10/01/11 — 12/31/11	6,000	$75.00	$95.15
10/01/11 — 12/31/11	9,000	$75.00	$104.30
01/01/12 — 06/30/12	60,000	$75.00	$106.90
10/01/11 — 12/31/11	9,000	$65.00	$100.00
10/01/11 — 07/31/12	152,500	$65.00	$97.20
10/01/11 — 07/31/12	152,500	$65.00	$98.55
10/01/11 — 07/31/12	152,500	$65.00	$100.00
10/01/11 — 07/31/12	152,500	$65.00	$100.40
10/01/11 — 12/31/11	46,000	$65.00	$97.40
01/01/12 — 06/30/12	182,000	$65.00	$99.25
10/01/11 — 12/31/11	46,000	$65.00	$99.00
01/01/12 — 06/30/12	91,000	$65.00	$101.00
01/01/12 — 06/30/12	182,000	$65.00	$100.75
01/01/12 — 06/30/12	91,000	$65.00	$102.75
07/01/12 — 07/31/12	62,000	$65.00	$102.25
10/01/11 — 12/31/11	46,000	$65.00	$100.00
07/01/12 — 07/31/12	31,000	$65.00	$105.25
10/01/11 — 12/31/11	46,000	$65.00	$106.50
10/01/11 — 12/31/11	46,000	$65.00	$100.00
01/01/12 — 06/30/12	136,500	$65.00	$107.25
07/01/12 — 09/30/12	92,000	$65.00	$109.40
08/01/12 — 09/30/12	61,000	$65.00	$110.25
08/01/12 — 09/30/12	61,000	$65.00	$112.00
10/01/12 — 10/31/12	62,000	$65.00	$112.65
01/01/12 — 07/31/12	106,500	$65.00	$110.00
08/01/12 — 10/31/12	92,000	$70.00	$110.90
10/01/12 — 10/31/12	31,000	$70.00	$110.90
08/01/12 — 10/31/12*	92,000	$70.00	$106.50
11/01/12 — 12/31/12	122,000	$70.00	$107.70
11/01/12 — 12/31/12	122,000	$70.00	$110.00
10/01/11 — 12/31/11*	138,000	$65.00	$100.00
08/01/12 — 10/31/12	276,000	$75.00	$112.50
11/01/12 — 12/31/12	244,000	$75.00	$112.50
07/01/12 — 07/31/12	62,000	$75.00	$114.00
01/01/13 — 02/28/13	118,000	$75.00	$113.05
01/01/13 — 03/31/13	180,000	$80.00	$120.00
03/01/13 — 03/31/13	62,000	$80.00	$120.00
02/01/12 — 12/31/12	335,000	$80.00	$134.25
01/01/13 — 03/31/13	270,000	$80.00	$129.45
10/01/11 — 12/31/11	184,000	$90.00	$144.00
01/01/12 — 12/31/12	366,000	$85.00	$139.50
01/01/13 — 05/31/13	302,000	$85.00	$134.00
01/01/12 — 06/30/12**	136,500	$80.00	$107.50
01/01/12 — 06/30/12**	136,500	$80.00	$107.50
04/01/12 — 04/30/12	15,000	$80.00	$102.50
06/01/12 — 06/30/12	25,000	$80.00	$102.50
09/01/12 — 09/30/12	20,000	$80.00	$102.50
10/01/12 — 12/31/12	90,000	$80.00	$102.50
04/01/13 — 09/30/13	540,000	$75.00	$109.00

*	Crude oil collar was completed in two phases. First, the put option (floor) was purchased. Subsequently, the call option (ceiling) was sold thereby converting the position into a collar.

**	Crude oil collar was completed in two phases. First, the put option(floor) was purchased. Subsequently, a three-way costless collar was purchased to convert the position into a collar with a higher floor price.

	Crude	Purchased
	Oil	Put
Settlement Period	(Bbls)	(Nymex)
Crude Oil Puts
07/01/12 — 12/31/12	276,000	$80.00

	Natural	Purchased	Written
	Gas	Put	Call
Settlement Period	(MMbtu)	(Nymex)	(Nymex)
Natural Gas Costless Collars
10/01/11 — 12/31/11	90,000	$5.75	$7.65
10/01/11 — 12/31/11	120,000	$5.75	$7.40
10/01/11 — 12/31/11	120,000	$5.00	$6.55

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On Monday, October 17, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Statoil ASA (“Statoil”) and its indirect, wholly-owned subsidiary Fargo Acquisition, Inc. (“Purchaser”), pursuant to which Purchaser would commence an all-cash tender offer to purchase all outstanding shares of the Company’s common stock. Subject to certain conditions, after completion of the tender offer, Purchaser would merge with the Company, with the Company surviving as a wholly-owned subsidiary of Statoil. The tender offer was commenced by Purchaser on October 28, 2011, and on that date the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, in which the Company’s Board of Directors unanimously recommended to the Company’s stockholders that they accept the tender offer and, if necessary under applicable law, vote their shares to approve the proposed merger. Under the terms of the tender offer, each stockholder is entitled to receive $36.50 per share, net to the stockholder in cash, without interest. The tender offer is scheduled to expire on November 30, 2011, unless extended by Purchaser. Following the announcement of the tender offer, several separate Plaintiffs filed putative class action lawsuits in Texas and Delaware against the Company and its Board of Directors. These lawsuits also include certain claims against Statoil and, in some cases, Purchaser. Each lawsuit purports to represent the same class of individuals, that is, the Company’s stockholders. Six suits were filed in Travis County, Texas and six suits were filed in the Chancery Court of the State of Delaware. Following these initial filings, the plaintiffs in the Delaware suits amended their claims and consolidated their pleadings into one lawsuit filed in the Court of Chancery in the State of Delaware, The Edward J. Goodman Life Income Trust et al. v. Brigham Exploration Company, et al. The Company filed a motion with the Travis County Court requesting that the Court consolidate the six suits pending in that court and then stay the consolidated case in favor of the litigation pending in the Delaware Court of Chancery. A hearing on this motion to consolidate and stay the Texas litigation is scheduled for Wednesday, November 9, 2011. The Delaware and Texas suits seek certification of a class of the Company’s stockholders and generally allege, among other things, that (i) members of the Board of Directors breached their fiduciary duties in connection with the Merger Agreement by failing to maximize stockholder value, agreeing to preclusive deal protection provisions, engaging in self-dealing, failing to protect against conflicts of interest and by filing a materially false and misleading Schedule 14D-9 with the SEC; and (ii) the Company aided and abetted the Board of Directors’ purported breaches of fiduciary duties. The Delaware and Texas suits seek, among other relief, an injunction prohibiting the tender offer and requiring the Company to implement new procedures and processes to obtain a new merger agreement, the imposition of a constructive trust in favor of the plaintiffs and the members of the proposed class upon any benefits improperly received by defendants as a result of their alleged wrongful conduct, rescission for any portions of the tender offer already implemented, damages, costs and attorneys’ and experts’ fees. We believe the Delaware and Texas actions are without merit and intend to defend ourselves vigorously. The six lawsuits filed in the Chancery Court of the State of Delaware as described above are: Weisberg v. Brigham Exploration Company et al., Case No. 6957 (filed on October 20, 2011), Fioravanti v. Brigham Exploration Company et al., Case No. 6962 (filed on October 21, 2011), Teamsters Allied Benefit Funds v. Brigham Exploration Company et al., Case No. 6975 (filed on October 25, 2011), The Edward J. Goodman Life Income Trust and the Edward J. Goodman Generation Skipping Trust v. Brigham Exploration Company et al., Case No. 6969 (filed on October 25, 2011), Oklahoma Law Enforcement Retirement System v. Brigham Exploration Company et al., Case No. 6980 (filed on October 26, 2011), and Oklahoma Police Pension & Retirement System v. Brigham Exploration Company et al., Case No. 6982 (filed on October 26, 2011). The six lawsuits filed in the District Court in Travis County, Texas as described above are: Boytim v. Brigham Exploration Company et al., Case No. D-1-GN-11-003205 (filed on October 17, 2011), Duncan v. Brigham Exploration Company et al., Case No. D-1-GN-11-003215 (filed on October 18, 2011), Giske v. Brigham Exploration Company et al., Case No. D-1-GN-11-003227 (filed on October 19, 2011), Fioravanti v. Brigham Exploration Company et al., Case No. D-1-GN-11-003258 (filed on October 24, 2011), Schwimmer v. Brigham Exploration Company et al., Case No. D-1-GN-11-00317 (filed on October 28, 2011), and Ohler v. Brigham Exploration Company et al., Case No. D-1-GN-11-003418 (filed on November 7, 2011).

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. of our report on Form 10-K for the year ended December 31, 2010 except as stated below.
Failure to complete or delays in completing our pending acquisition by affiliates of Statoil ASA could negatively affect our stock price and our future business, operations and financial results.
On October 17, 2011, we entered into an Agreement and Plan of Merger with Statoil ASA (“Parent”) and Fargo Acquisition Inc., a wholly owned subsidiary of Parent (“Purchaser”), pursuant to which Purchaser will commence an offer (the Offer) to acquire all of the outstanding shares of our common stock, par value $0.01 per share, for $36.50 per share, net to the stockholder in cash, without interest. The Offer commenced on October 28, 2011 and will remain open until November 30, 2011, subject to extension under certain circumstances. The Agreement and Plan of Merger also provides that following consummation of the Offer and satisfaction or waiver of certain customary conditions, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. There is no assurance that Purchaser will consummate the Offer or the merger. If the transactions contemplated by the Agreement and Plan of Merger are not completed for any reason, we may be subject to a number of risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the Offer will be consummated and the merger will occur and a failure to consummate the Offer and the merger could result in a negative perception of us by the stock market and cause a decline in the market price of our common stock;
•	certain costs relating to the Agreement and Plan of Merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $137 million to Parent if the Agreement and Plan of Merger is terminated under specified circumstances; and
•	we would continue to face the risks that we currently face as an independent company.
The pending transactions with Parent may cause disruption in our business and management and present difficulties attracting, motivating and retaining executives and other key employees.
Parties with which we do business may experience uncertainty associated with the transactions contemplated in the Agreement and Plan of Merger, including with respect to current or future business relationships, and our management and employees may be distracted from day-to-day operations because matters related to the merger may require substantial commitments of time and resources. In addition, the Agreement and Plan of Merger restricts us from making certain acquisitions and taking other specified actions without Parent’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects. The adverse effect of such disruptions could be exacerbated by a delay in the consummation of the Offer and the completion of the merger or the termination of the Agreement and Plan of Merger. In addition, uncertainty about the effect of the merger on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with Parent.
The Agreement and Plan of Merger restricts our ability to pursue alternatives to the merger.
The Agreement and Plan of Merger contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of us. Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to holders of our common stock that they tender their shares of common stock in the Offer and that stockholder vote in favor of the adoption of the Agreement and Plan of Merger. If our board of directors were to take such actions as permitted by the Agreement and Plan of Merger, doing so in specified situations could entitle Parent to terminate the Agreement and Plan of Merger and to be paid a termination fee of 137.0 million. These restrictions could deter a potential acquirer from proposing an alternative transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the third quarter 2011, we elected to allow employees to deliver shares of vested restricted stock with a fair market value equal to their federal, state and local tax withholding amounts on the date of issue in lieu of cash payment.

Maximum
Number (or
Approximate
Dollar Value) of
			Total Number of	Shares that May
			Shares Purchased	Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
July 2011	—	$—	—	—
August 2011	—	—	—	—
September 2011	7,915	28.45	—	—

Total	7,915	$28.45	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger dated October 17, 2011 by and among Statoil ASA, Fargo Acquisition Inc. and Brigham Exploration Company (filed as Exhibit 2.1to Brigham’s Current Report on Form 8-K (filed October 21, 2011) and incorporated herein by reference)

2.2
Tender and Voting Agreement dated as of October 17, 2011 by and among Statoil ASA, Fargo Acquisition Inc. and the directors and executive officers of Brigham Exploration Company (filed as Exhibit 2.2 to Brigham’s Current Report on Form 8-K (filed October 21, 2011) and incorporated herein by reference)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2011.

BRIGHAM EXPLORATION COMPANY
By:	/s/ BEN M. BRIGHAM
Ben M. Brigham
Chief Executive Officer, President and Chairman of the Board

By:	/s/ EUGENE B. SHEPHERD, JR.
Eugene B. Shepherd, Jr.
Executive Vice President and Chief Financial Officer